Form 10-Q
period 2013-06-30
BioTelemetry, Inc.
filed 2013-08-06
CIK 1574774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number

BioTelemetry, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-2568498
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

227 Washington Street Conshohocken, Pennsylvania	19428
(Address of Principal Executive Offices)	(Zip Code)

(610) 729-7000

(Registrant’s Telephone Number, including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of July 31, 2013, 25,550,762 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

CARDIONET, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2013

i

EXPLANATORY NOTE

The shareholders of CardioNet, Inc. (the “Company” or “CardioNet”) at its 2013 Annual Meeting of Shareholders approved a proposal to reorganize the Company as a holding company.  The Certificate of Merger filed with the Secretary of State of Delaware was effective at 5:00pm on July 31, 2013 and, upon effectiveness, BioTelemetry, Inc. (“BioTelemetry”) replaced CardioNet as the publicly-held corporation.  Effective August 1, 2013, BioTelemetry began trading on NASDAQ under the symbol “BEAT.”  BioTelemetry will continue to conduct the business previously conducted by the Company in substantially the same manner.

The issuance of the BioTelemetry Group Common Stock pursuant to the reorganization was registered under the Securities Act of 1933, as amended, pursuant to BioTelemetry’s Registration Statement on Form S-4 (File No. 333-188058), as amended (the “Registration Statement”), declared effective by the Securities and Exchange Commission (the “SEC’) on June 7, 2013.  Upon effectiveness of the Certificate of Merger, BioTelemetry Common Stock was deemed to be registered under Section 12(b) of the Securities Exchange Act of 1934, as amended, pursuant to Rule 12g-3(a) promulgated thereunder.  For purposes of Rule 12g-3(a), BioTelemetry is the successor issuer to CardioNet.  As this periodic report pertains to the period ending June 30, 2013, and the reorganization was only effective August 1, 2013, the term the “Company” means CardioNet for the periods through and including June 30, 2013.

The proxy statement/prospectus, which forms a part of the Registration Statement (the “Proxy Statement/Prospectus”) and the Form 8-K filed by CardioNet with the SEC on July 31, 2013 contain additional information about the Holding Company Proposal.

ii

FORWARD-LOOKING STATEMENTS

This document includes certain forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995 regarding, among other things, our expectations regarding the effect of the creation of a new holding company structure and the effect, including on our growth prospects, of the new holding company structure, the prospects for our products and our confidence in the Company’s future, as well as our expectations regarding the effect the United contract will have on the company’s operating results.  These statements may be identified by words such as “expect,” “anticipate,” “estimate,” “intend,” “plan,” “believe,” “promises” and other words and terms of similar meaning.  Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including important factors that could delay, divert, or change any of these expectations, and could cause actual outcomes and results to differ materially from current expectations.  These factors include, among other things, effects of changes in health care legislation, effectiveness of our cost savings initiatives, relationships with our government and commercial payors, changes to insurance coverage and reimbursement levels for our products, the success of our sales and marketing initiatives, our ability to attract and retain talented executive management and sales personnel, our ability to identify acquisition candidates, acquire them on attractive terms and integrate their operations into our business, the commercialization of new products, market factors, internal research and development initiatives, partnered research and development initiatives, competitive product development, changes in governmental regulations and legislation, the continued consolidation of payors, acceptance of our new products and services, patent protection, adverse regulatory action, and litigation success, our ability to successfully create a new holding company structure and to anticipate the benefits of such structure.  For further details and a discussion of these and other risks and uncertainties, please see our public filings with the Securities and Exchange Commission, including our latest periodic reports on Form 10-K and 10-Q.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CARDIONET, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	June 30, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$19,306	$18,298
Accounts receivable, net of allowance for doubtful accounts of $7,325 and $7,532, at June 30, 2013 and December 31, 2012, respectively	12,452	13,792
Other receivables, net of allowance for doubtful accounts of $88 and $85 at June 30, 2013 and December 31, 2012, respectively	6,584	6,515
Inventory	3,683	2,894
Prepaid expenses and other current assets	3,620	1,923

Total current assets	45,645	43,422

Property and equipment, net	18,725	19,851
Intangible assets, net	8,458	9,664
Goodwill	16,446	16,446
Other assets	667	627

Total assets	$89,941	$90,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,935	$6,349
Accrued liabilities	11,033	9,946
Deferred revenue	2,016	2,195

Total current liabilities	20,984	18,490

Deferred tax liability	879	866
Deferred rent	484	656

Total liabilities	22,347	20,012

Shareholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 25,549,762 and 25,189,340 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	25	25
Paid-in capital	258,430	256,448
Accumulated deficit	(190,861)	(186,475)

Total stockholders’ equity	67,594	69,998

Total liabilities and stockholders’ equity	$89,941	$90,010

See accompanying notes.

CARDIONET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Patient service	$24,910	$24,517	49,615	$48,180
Research services	5,252	479	10,124	894
Product	1,942	2,454	4,783	5,421
Total revenues	32,104	27,450	64,522	54,495

Cost of revenues:
Patient services	8,827	9,313	17,591	18,784
Research services	2,769	160	5,507	315
Product	1,012	1,251	2,383	3,060
Total cost of revenues	12,608	10,724	25,481	22,159

Gross profit	19,496	16,726	39,041	32,336
Operating expenses:
General and administrative	9,077	7,635	18,605	16,308
Sales and marketing	6,267	6,027	13,029	12,179
Bad debt expense	1,967	2,959	4,434	5,870
Research and development	1,882	1,040	3,502	2,225
Integration, restructuring and other charges	2,541	733	3,743	1,003

Total expenses	21,734	18,394	43,313	37,585

Loss from operations	(2,238)	(1,668)	(4,272)	(5,249)
Other income, net	(61)	39	(114)	86

Loss before income taxes	(2,299)	(1,629)	(4,386)	(5,163)
Income tax benefit (expense)	—	431	—	431

Net loss	(2,299)	(1,198)	(4,386)	(4,732)

Net loss per common share:
Basic and diluted	$(0.09)	$(0.05)	$(0.17)	$(0.19)

Weighted average number of common shares outstanding:
Basic and diluted	25,537,358	24,918,996	25,370,164	24,761,904

Other Comprehensive Loss:
Unrealized gains on securities:
Unrealized holding gains/(losses) arising during the period	—	4	—	12

Comprehensive Loss	$(2,299)	$(1,194)	$(4,386)	$(4,720)

See accompanying notes.

CARDIONET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net loss	$(4,386)	$(4,732)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for doubtful accounts	4,434	5,870
Depreciation	4,551	3,761
Stock-based compensation	1,711	1,830
Amortization of intangibles	1,193	371
Deferred income tax assets (liabilities)	—	(550)
Amortization of investment premium	—	229
Decrease in deferred rent	(172)	(163)
Changes in operating assets and liabilities:
Accounts receivable	(3,163)	(7,600)
Inventory	(789)	114
Prepaid expenses and other assets	(1,724)	(264)
Accounts payable	1,586	(542)
Accrued and other liabilities	921	(2,188)

Net cash provided by (used in) operating activities	4,162	(3,864)

Investing activities
Acquisition of business, net of cash acquired	—	(5,768)
Purchases of property and equipment	(3,425)	(2,748)
Purchases of short-term available-for-sale investments	—	(10,536)
Sale or maturity of short-term available-for-sale investments	—	17,335

Net cash used in investing activities	(3,425)	(1,717)

Financing activities
Proceeds from the exercise of employee stock options and employee stock purchase plan contributions	271	241

Net cash provided by financing activities	271	241

Net increase (decrease) in cash and cash equivalents	1,008	(5,340)
Cash and cash equivalents — beginning of period	18,298	18,531

Cash and cash equivalents — end of period	19,306	13,191
Supplemental disclosure of cash flow information
Cash paid for taxes	$105	$83

See accompanying notes.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

1.   Summary of Significant Accounting Policies

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows.  In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and necessary for a fair presentation of CardioNet, Inc.’s (the “Company” or “CardioNet”) financial position as of June 30, 2013 and December 31, 2012, the results of operations for the three and six months ended June 30, 2013 and 2012, and cash flows for the six months ended June 30, 2013 and 2012.  The financial data and other information disclosed in these notes to the financial statements related to the six months ended June 30, 2013 and 2012 are unaudited. The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for any future period.

Net Loss

The Company computes net loss per share in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 260, Earnings Per Share.  The following summarizes the potential outstanding common stock of the Company at June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012
Common stock options and restricted stock units outstanding	4,129,523	3,982,373
Common stock options and restricted stock units available for grant	2,429,098	1,772,514
Common stock	25,549,762	24,918,846
Total	32,108,383	30,673,733

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including stock options and warrants, as applicable.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(2,299)	$(1,198)	$(4,386)	$(4,732)
Denominator:
Weighted average shares used in computing diluted net loss per share	25,537,358	24,918,996	25,370,164	24,761,904
Basic and diluted net loss per share	$(0.09)	$(0.05)	$(0.17)	$(0.19)

If the outstanding vested options or restricted stock units were exercised or converted into common stock, the result would be anti-dilutive for the three and six months ended June 30, 2013 and 2012. Accordingly, basic and diluted net loss per share are identical for the three and six months ended June 30, 2013 and 2012.

Cash and Cash Equivalents

Cash and cash equivalents are held in U.S. financial institutions or in custodial accounts with U.S. financial institutions. Cash equivalents are defined as liquid investments and money market funds with maturity from date of purchase of 90 days or less that are readily convertible into cash and have minimal interest rate risk.

Accounts Receivable

Accounts receivable related to the patient services segment are recorded at the time revenue is recognized, net of contractual allowances, and are presented on the balance sheet net of allowance for doubtful accounts. The ultimate collection of accounts receivable may not be known for several months after services have been provided and billed. The Company records allowance for doubtful accounts based on the aging of the receivable using historical customer- specific data, as well as, current and historical cash collections.

Accounts receivable related to the product and research services segments are recorded at the time revenue is recognized. The Company estimates allowance for doubtful accounts on a specific account basis, and considers several factors in its analysis including customer specific information and aging of the account.

The Company writes off receivables when the likelihood for collection is remote, the receivables have been fully reserved, and when the Company believes collection efforts have been fully exhausted and it does not intend to devote additional resources in attempting to collect. The Company performs write-offs on a quarterly basis. The Company wrote off $4,637 and $5,757 of receivables for the six months ended June 30, 2013 and 2012, respectively. The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts. There was no impact on the net receivables reported on the balance sheets, or bad debt expense reported on the statement of operations for the six months ended June 30, 2013 or 2012, as a result of these write-offs. The Company recorded bad debt expense of $4,434 and $5,870 for the six months ended June 30, 2013 and 2012, respectively.

Inventory

Inventory consists of the following:

	June 30, 2013	December 31, 2012
Raw materials and supplies	$3,416	$2,782
Finished goods	267	112
Total inventories	$3,683	$2,894

Inventories, which include purchased parts, materials, direct labor and applied manufacturing overhead, are stated at the lower of cost or net realizable value, with cost determined by use of the first-in, first-out method.

Goodwill

Goodwill is the excess of purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in a business combination. In accordance with ASC 350, Intangibles—Goodwill and Other, goodwill is reviewed for impairment annually, or when events arise that could indicate that impairment exists. The provisions of ASC 350 require that the Company perform a two-step impairment test. In the first step, the Company compares the fair value of its reporting units to the carrying value of the reporting units. If the carrying value of the net assets assigned to the reporting units exceeds the fair value of the reporting units, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting units’ goodwill. If the carrying value of the reporting units’ goodwill exceeds its implied fair value, an impairment loss equal to the difference is recorded.

For the purpose of performing its goodwill impairment analysis, the Company considers its business to be comprised of three reporting units: patient service, products and research services. The Company calculates the fair value of the reporting units utilizing a weighting of the income and market approaches. The income approach is based on a discounted cash flow methodology that includes assumptions for, among other things, forecasted income, cash flow, growth rates, income tax rates, expected tax benefits and long-term discount rates, all of which require significant judgment. The market approach utilizes the Company’s market data as well as market data from publicly traded companies that are similar to the Company. There are inherent uncertainties related to these factors and the judgment applied in the analysis. The Company believes that the combination of an income and a market approach provides a reasonable basis to estimate the fair value of its reporting units.

Stock-Based Compensation

ASC 718, Compensation — Stock Compensation, addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. ASC 718 requires that an entity measure the cost of equity-based service awards based on the grant-date fair value of the award and recognize the cost of such awards over the period during which the employee is required to provide service in exchange for the award (the vesting period). ASC 718 requires that an entity measure the cost of liability-based service awards based on current fair value that is re-measured subsequently at each reporting date through the settlement date. The Company accounts for equity awards issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees.

The Company’s income before and after income taxes for the six months ended June 30, 2013 and 2012, was reduced by $1,711 and $1,830, respectively, as a result of stock-based compensation expense incurred. The impact of stock-based compensation expense was $(0.07) on basic and diluted earnings per share for the six months ended June 30, 2013 and 2012.

The Company estimates the fair value of its share-based awards to employees and directors using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the use of certain subjective assumptions. The most significant of these assumptions are the estimates of the expected volatility of the market price of the Company’s stock and the expected term of the award. For the six months ended June 30, 2013 and 2012, we based our estimates of expected volatility on the historical average of our stock price. The expected term represents the period of time that stock-based awards granted are expected to be outstanding. Other assumptions used in the Black-Scholes option valuation model include the risk-free interest rate and expected dividend yield. The risk-free interest rate for periods pertaining to the contractual life of each option is based on the U.S. Treasury yield of a similar duration in effect at the time of grant. The Company has never paid, and does not expect to pay, dividends in the foreseeable future.

The Company utilized the Black-Scholes valuation model for estimating the fair value of stock options granted using the following weighted average assumptions:

	Six Months Ended June 30,
	2013	2012
Expected dividend yield	0%	0%
Expected volatility	60%	62%
Risk-free interest rate	1.28%	1.18%
Expected life	6.75	6.25

Based on the Company’s historical experience of options that cancel before becoming fully vested, the Company has assumed an annualized forfeiture rate of 15% for all options. Under the true-up provision of ASC 718, the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated.

Based on the above assumptions, the per share weighted average fair value of the options granted under the stock option plan for the six months ended June 30, 2013 and 2012 was $1.47 and $1.63, respectively.

The following table summarizes activity under all stock award plans from December 31, 2012 through June 30, 2013:

		Options Outstanding
	Shares		Weighted
	Available	Number	Average
	for Grant	of Shares	Exercise Price
Balance — December 31, 2012	1,853,786	3,669,103	$5.83
Additional options available for grant	1,260,768	—	—
Granted	(884,597)	884,597	2.54
Canceled	210,990	(210,990)	6.74
Exercised	—	(61,149)	2.92

Balance — March 31, 2013	2,440,947	4,281,561	5.14
Granted	(90,000)	90,000	2.44
Canceled	78,151	(78,151)	6.80
Exercised	—	(163,887)	4.90

Balance — June 30, 2013	2,429,098	4,129,523	$5.06

Per the plan documents, the 2008 Non-Employee Director Stock Option (NEDS) and Employee Stock Option (ESOP) Plans have an automatic increase in the shares available for grant every January the plans are active. The increase in the shares available for grant under the NEDS plan is equal to the lesser of the number of shares issuable upon the exercise of options granted during the preceding calendar year or such number of shares as determined by the Board of Directors. The increase in the shares available for grant under the ESOP plan is equal to 4% of the total shares outstanding at December 31, 2012.

Additional information regarding options outstanding is as follows:

	June 30, 2013	June 30, 2012
Range of exercise prices (per option)	$0.70 - $31.18	$0.70 - $31.18
Weighted average remaining contractual life (years)	7.77	8.42

Employee Stock Purchase Plan

On March 15, 2013, 104,142 shares were purchased in accordance with the Employee Stock Purchase Plan (ESPP). Net proceeds to the Company from the issuance of shares of common stock under the ESPP for the three months ended March 31, 2013 were $208. In January 2013, the number of shares available for grant was increased by 252,154, per the ESPP documents. At June 30, 2013, approximately 656,499 shares remain available for purchase under the ESPP.

2.   Integration, Restructuring and Other Charges

The Company accounts for expenses associated with exit or disposal activities in accordance with ASC 420, Exit or Disposal Cost Obligations, and records the expenses in Integration, restructuring and other charges in its statement of operations, and records the related accrual in the Accrued expenses line of its balance sheet.

2013 Integration, Restructuring and Other Charges

For the six months ended June 30, 2013, the Company incurred expenses related to restructuring, integration and other activities. A summary of these expenses is as follows:

Legal fees	$2,682
Professional fees	321
Severance and employee related costs	740
Total	$3,743

3.   Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur. The Company reviews and updates its estimated annual effective tax rate each quarter. For the six months ended June 30, 2013, the Company’s estimated annual effective tax rate was zero. The Company did not record an income tax provision or tax benefit for the six months ended June 30, 2013.

As of June 30, 2013, in accordance with ASC 740, the Company maintained a full valuation allowance against net deferred tax assets, excluding a deferred tax liability recorded for indefinite lived intangibles of $678. The Company will continue to maintain a full valuation allowance until such time it can reasonably estimate the probability of realizing a benefit from the deferred tax assets. There has been no material change to the amount of unrecognized tax expense or benefit reported as of June 30, 2013.

4.   Credit Agreement

On August 29, 2012, the Company entered into a Credit and Security Agreement (“Credit Agreement”) with MidCap Financial, LLC to provide revolving loan borrowings with a loan commitment of $15,000, with an option by the Company to increase to a maximum loan commitment of $30,000. Interest on borrowings under the Credit Agreement is based on the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 4.75%. An unused line fee of 0.50% per annum is payable on any unused line balance, determined as the total loan commitment of $15,000 minus the average daily balance of the sum of the revolving loan borrowings outstanding during the preceding month. Furthermore, if the Company terminates the agreement at any point prior to the loan expiration date, the Company will incur a loan origination fee of 1.00% of the loan commitment due immediately preceding the termination. The Credit Agreement is secured by the Company’s personal property, inventory and other assets and expires in August 2016.  As of June 30, 2013, the Company did not have any outstanding balance on the credit agreement.

5.   Segment Information

The Company operates under three segments: patient services, product, and research services. The patient services business segment’s principal focus is on the diagnosis and monitoring of cardiac arrhythmias or heart rhythm disorders, through its core Mobile Cardiac Outpatient Telemetry™ (“MCOT™”), event and Holter services in a healthcare setting. The product business segment focuses on the development, manufacturing, testing and marketing of medical devices to medical companies, clinics and hospitals. The Company’s research services focuses on providing cardiac safety monitoring services for drug and medical treatment trials in a research environment.

Overhead expenses that can be identified with a segment have been included as deductions in determining pre-tax segment income. Any remaining expenses are included in Corporate and Other. Also included in Corporate and Other are net financing expenses and other income, which consist principally of interest expense and debt and other financing expenses less interest income, and significant unusual and infrequently occurring items not allocated to a segment for purposes of reporting to the chief operating decision maker. Total assets are those assets that are utilized within a specific segment.

For the three months ended:

	Patient Services	Research Services	Product	Corporate and Other	Consolidated
June 30, 2013
Revenues	$24,910	$5,252	$1,942	$—	$32,104
Income (loss) before income taxes	2,213	188	(1,139)	(3,561)	(2,299)
Depreciation and amortization	1,708	848	180	—	2,736
Capital expenditures	$1,190	$377	$19	$—	$1,586

	Patient Services	Research Services	Product	Corporate and Other	Consolidated
June 30, 2012
Revenues	$24,517	$479	$2,454	$—	$27,450
(Loss) income before income taxes	1,100	159	180	(3,068)	(1,629)
Depreciation and amortization	1,947	23	142	—	2,112
Capital expenditures	$1,242	$—	$134	$—	$1,376

For the six months ended:

	Patient Services	Research Services	Product	Corporate and Other	Consolidated
June 30, 2013
Revenues	$49,615	$10,124	$4,783	$—	$64,522
Income (loss) before income taxes	3,907	(66)	(1,351)	(6,876)	(4,386)
Depreciation and amortization	3,521	1,854	369	—	5,744
Capital expenditures	$2,134	$1,211	$80	$—	$3,425

	Patient Services	Research Services	Product	Corporate and Other	Consolidated
June 30, 2012
Revenues	$48,180	$894	$5,421	$—	$54,495
(Loss) income before income taxes	(163)	346	777	(6,123)	(5,163)
Depreciation and amortization	3,802	45	285	—	4,132
Capital expenditures	$2,561	$12	$175	$—	$2,748

	As of:
	June 30,	December 31,
	2013	2012
Total assets:
Patient services	$44,102	$43,838
Product	12,328	12,879
Research services	33,511	33,293
Total assets	$89,941	$90,010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012, and in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company’s actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this report and in the Company’s other filings with the Securities and Exchange Commission. See the “Forward-Looking Statements” section at the beginning of this report.

Company Background

CardioNet, Inc. (the “Company,” “CardioNet,” “we” or “us”), a Delaware corporation, provides cardiac monitoring services, cardiac monitoring device manufacturing, and centralized cardiac core laboratory services. Since the Company became focused on cardiac monitoring in 1999, the Company has developed a proprietary integrated patient management platform that incorporates a wireless data transmission network, Food and Drug Administration (“FDA”) cleared algorithms and medical devices, and 24-hour digital monitoring service centers.

The Company operates under three segments: patient services, product and research services. The patient services segment is focused on the diagnosis and monitoring of cardiac arrhythmias, or heart rhythm disorders. We provide cardiologists and electrophysiologists who prefer to use a single source of arrhythmia monitoring services with a full spectrum of solutions, ranging from our differentiated MCOT™ services to event and Holter monitoring.

The product segment focuses on the manufacturing, engineering and development of noninvasive cardiac monitors for leading healthcare companies worldwide. The Company has been able to build successful OEM relationships by providing technology, reliability, quality products and engineering services. The Company offers contract engineering and manufacturing services, developing and producing devices to the specific requirements set by customers.

The research services segment is engaged in central core laboratory services that provide cardiac monitoring, scientific consulting and data management services for drug and medical treatment trials. The centralized services include electrocardiography (ECG), Holter monitoring, ambulatory blood pressure monitoring (ABPM), echocardiography (ECHO), multigated acquisition scan (MUGA), protocol development, expert reporting and statistical analysis. The Company’s research services encompass a full range of services from project coordination, setup and management, to equipment rental and data transfer, processing, and analysis, to 24/7 customer support and site training. The Company’s data management systems enable complete customization for sponsors’ preferred data specifications and the Company’s web service, CardioPortal™, provides real time access to rich data from any web browser, without client-side plug-ins.

In August 2012, the Company completed the acquisition of Cardiocore Lab, Inc. (“Cardiocore”). Cardiocore is a central core laboratory that provides cardiac monitoring services for drug and medical treatment trials. Cardiocore’s primary customers are pharmaceutical companies and contract research organizations. The acquisition gives the Company access to industry expertise, an established operating structure and a substantial footprint in the core lab industry. Financial information related to Cardiocore is included in the Company’s research services reporting segment.

Revenue Recognition

Patient Services Segment

Patient services revenue includes revenue from MCOT™, event, Holter and pacemaker monitoring services. The Company receives a significant portion of its revenue from third party commercial insurance organizations and governmental entities. It also receives reimbursement directly from patients through co-pay and self-pay arrangements. Billings for services reimbursed by contract third party payors, including Medicare, are recorded as revenue net of contractual allowances. Adjustments to the estimated receipts, based on final settlement with third party payors, are recorded upon settlement. If the Company does not have sufficient historical information regarding collectability from a given payor to support revenue recognition at the time of service, revenue is recognized when cash is received. Unearned amounts are appropriately deferred until service is performed. For the three months ended June 30, 2013 and 2012, revenue from Medicare as a percentage of the Company’s total revenue was 35.1% and 38.7%, respectively.

Product Segment

Product revenue includes revenue from product sales and repairs. The Company’s product revenue is recognized at the time of sale.

Research Services Segment

Research services revenue includes revenue for research and core laboratory services. The Company’s research services revenue is provided on a fee for services basis, and is recognized as the related services are performed. We also provide consulting services on a time and materials basis and recognize revenue as we perform the services. Our site support revenue, consisting of equipment rentals and sales along with related supplies and logistics management, are recognized at the time of sale or over the rental period. Under a typical contract, customers pay us a portion of our fee for these services upon contract execution as an upfront deposit, some of which is typically nonrefundable upon contract termination. Unearned revenues are deferred, and then recognized as the services are performed.

For arrangements with multiple deliverables, the revenue is allocated to each element (both delivered and undelivered items) based on their relative selling prices or management’s best estimate of their selling prices, when vendor-specific or third-party evidence is unavailable.

We record reimbursements received for out-of-pocket expenses incurred, including freight, as revenue in the accompanying consolidated statements of operations. Revenue generally is recognized net of any taxes collected from customers and subsequently remitted to government authorities.

Patient Services Reimbursement

The Company is dependent on reimbursement for its patient services by government and commercial insurance payors. Medicare reimbursement rates for the Company’s event, Holter and pacemaker monitoring services have been established nationally by the Centers for Medicare and Medicaid Services (“CMS”) for many years, and fluctuate periodically based on the annually published CMS rate table.

The American Medical Association (“AMA”) established CPT codes covering MCOT™ services that became effective on January 1, 2009. On January 1, 2011, CMS established a national reimbursement rate that is subject to geographical adjustment. Effective January 1, 2012, the national reimbursement rate for the Company’s MCOT™ services was $734 per service for patients monitored in Conshohocken, PA. Beginning in February 2012, the Company moved its monitoring for Medicare patients to San Francisco, CA. The reimbursement rate for Medicare patients serviced in the San Francisco, CA facility, adjusted for local geographic pricing, was $943 per service in 2012 and is $1,000 in 2013.  Due to the federal budgetary cuts related to sequestration that took effect April 1, 2013, our Medicare reimbursement rate for services provided after the effective date was reduced by 2%.

Commercial reimbursement pricing for our services has declined over the past three years. Commercial pricing is affected by numerous factors, including the current Medicare reimbursement rates, competitive pressures, our ability to successfully negotiate favorable terms in our agreements and the perceived value and effectiveness of our services.

We have successfully secured contracts with most national and regional commercial payors for our cardiac monitoring services. We estimate that over 285 million covered lives are represented through our commercial contracts and Medicare. The majority of the remaining lives that are not covered by our commercial contracts and Medicare are insured by a small number of commercial insurance companies that deem MCOT to be experimental in nature and do not currently reimburse us for services provided to their beneficiaries.

Accounts Receivable

Accounts receivable related to the patient services segment are recorded at the time revenue is recognized, net of contractual allowances, and are presented on the balance sheet net of allowance for doubtful accounts. The ultimate collection of accounts receivable may not be known for several months after services have been provided and billed. The Company records allowance for doubtful accounts based on the aging of the receivable using historical customer-specific data as well as current and historical cash collections. Because of continuing changes in the health care industry and third party reimbursement, it is possible that our estimates could change, which could have a material impact on our operations and cash flows

Accounts receivable related to the product and research services segments are recorded at the time revenue is recognized. The Company estimates allowance for doubtful accounts on a specific account basis, and considers several factors in its analysis including customer specific information and aging of the account.

The Company will write-off receivables when the likelihood for collection is remote, the receivables have been fully reserved, and when the Company believes collection efforts have been fully exhausted and it does not intend to devote additional resources in attempting to collect. The Company performs write-offs on a quarterly basis. The Company wrote off $4.6 million and $5.8 million of receivables for the six months ended June 30, 2013 and 2012. The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts. The Company recorded bad debt expense of $4.4 million and $5.9 million for the six months ended June 30, 2013 and 2012, respectively.

Integration, Restructuring and Other Charges

During the six months ended June 30, 2013, the Company incurred a total of $3.7 million in integration, restructuring and other charges. $2.7 million was for legal costs largely associated with patent litigation the Company filed against certain competitors, $0.3 million of professional fees related to corporate restructuring activities and $0.7 million of severance and employee relates costs related to restructuring and integration related actives.

Verizon Supplier Agreement

The Company established a relationship with Verizon, formerly nPhase, in May 2003. Verizon is the sole provider of wireless cellular data connectivity solutions, data hosting and queuing services for the Company’s monitoring network. The Company has no fixed or minimum financial commitment as it relates to network usage or volume activity. However, if the Company fails to maintain an agreed-upon number of active cardiac monitoring devices on the Verizon network or it utilizes the monitoring and communications services of a provider other than Verizon, the Company may be subject to penalties and Verizon has the right to terminate its relationship with the Company. To date, no penalties have been incurred related to this agreement.  The current agreement terminates in September 2014.

Results of Operations

Three Months Ended June 30, 2013 and 2012

Revenues.    Total revenues for the three months ended June 30, 2013 were $32.1 million compared to $27.5 million for the three months ended June 30, 2012, an increase of $4.6 million, or 17.0%. This increase is primarily attributable to higher research services revenue of $4.7 million related to the acquisition of Cardiocore and $0.4 million increase in patient services related to an increase in volume. The increase was partially offset by a slight decline of $0.5 million in product revenues.

Gross Profit.    Gross profit increased to $19.5 million for the three months ended June 30, 2013 from $16.7 million for the three months ended June 30, 2012. The increase of $2.8 million, or 16.6%, is primarily due to gross profit of $2.2 million related to the research services segment resulting from the acquisition of Cardiocore, as well as an increase in gross profit related to the patient services segment resulting from cost reduction initiatives.  Gross profit as a percentage of revenue decreased to 60.7% for the three months ended June 30, 2013 compared to 60.9% for the three months ended June 30, 2012.

General and Administrative Expense.    General and administrative expense was $9.1 million for the three months ended June 30, 2013 compared to $7.6 million for the three months ended June 30, 2012. The increase of $1.5 million, or 18.9%, was due primarily to the inclusion of $1.1 million of expenses related to the Cardiocore acquisition in the research services segment, as well as an increase of $0.4 million in employee related expenses at the corporate level. As a percent of total revenue, general and administrative expense was 28.3% for the three months ended June 30, 2013 compared to 27.8% for the three months ended June 30, 2012.

Sales and Marketing Expense.    Sales and marketing expense was $6.3 million for the three months ended June 30, 2013 compared to $6.0 million for the three months ended June 30, 2012. The increase of $0.3 million, or 4.0%, was primarily related to the inclusion of expenses related to the Cardiocore acquisition of $0.7 million in the research services segment, offset by a $0.3 million decrease in employee related expenses and legal fees in the patient services segment, and a decrease of $0.1 million of miscellaneous expenses in the product segment. As a percent of total revenue, sales and marketing expense was 19.5% for the three months ended June 30, 2013 compared to 22.0% for the three months ended June 30, 2012.

Bad Debt Expense.    Bad debt expense was $2.0 million for the three months ended June 30, 2013 compared to $3.0 million for the three months ended June 30, 2012. The decrease of $1.0 million, or 33.5%, was primarily related to increased overall collections due to process improvements. The bad debt expense recorded was based upon an evaluation of historical collection experience of accounts receivable by payor class, the age of the receivables, as well as specific payor circumstances. As a percentage of net patient service revenue, bad debt expense was 7.9% for the three months ended June 30, 2013 compared to 12.1% for the three months ended June 30, 2012.

Research and Development Expense.    Research and development expense was $1.9 million for the three months ended June 30, 2013 compared to $1.0 million for the three months ended June 30, 2012.  The increase of $0.9 million, or 81.0%, was due primarily to $0.5 million of cost related to the project work being performed by IMEC, as well as the inclusion of $0.2 million of expenses related to the Cardiocore acquisition and $0.2 million related to an increase in employee related expenses.  As a percent of total revenue, research and development expense was 5.9% for the three months ended June 30, 2013 compared to 3.8% for the three months ended June 30, 2012.

Integration, Restructuring and Other Charges.    The Company incurred total integration, restructuring and other charges of $2.5 million. The total costs included other charges of $2.1 million relating to legal fees associated with patent litigation, and $0.4 million related to professional fees, severance and employee related costs for restructuring, and integration related activities.  For the three months ended June 30, 2013, integration, restructuring and other charges were 7.9% of total revenues.

For the three months ended June 30, 2012, the Company incurred other charges of $0.7 million relating primarily to legal fees associated with the settlement of litigation. Integration, restructuring and other charges were 2.7% of total revenues for the three months ended June 30, 2012.

Net Loss.    The Company incurred a net loss of $2.3 million for the three months ended June 30, 2013 compared to a net loss of $1.2 million for the three months ended June 30, 2012.

Six Months Ended June 30, 2013 and 2012

Revenues.    Total revenues for the six months ended June 30, 2013 were $64.5 million compared to $54.5 million for the six months ended June 30, 2012, an increase of $10.0 million, or 18.4%.  The increase was primarily related to an increase in research services revenue of $9.2 million related to the acquisition of Cardiocore, and an increase of $1.4 million in the patient services segment related to increased patient volume in MCOT and EHP services. These increases were partially offset by a decrease in our product segment of $0.6 million.

Gross Profit.    Gross profit increased to $39.0 million for the six months ended June 30, 2013 from $32.3 million for the six months ended June 30, 2012. The increase of $6.7 million, or 20.7%, was due primarily to an increase in gross profit from the research services segment of $4.0 million related to the acquisition of Cardiocore, as well as an increase gross profit of $2.7 million in the patient services segment related to increase revenue and cost reduction activities. Gross profit as a percentage of total revenue increased to 60.5% for the six months ended June 30, 2013 compared to 59.3% for the six months ended June 30, 2012.

General and Administrative Expense.    General and administrative expense was $18.6 million for the six months ended June 30, 2013 compared to $16.3 million for the six months ended June 30, 2012. The increase of $2.3 million, or 14.1%, was due primarily to additional general and administrative expenses related to the acquisition of Cardiocore. As a percent of total revenue, general and administrative expense was 28.8% for the six months ended June 30, 2013 compared to 29.9% for the six months ended June 30, 2012.

Sales and Marketing Expense.    Sales and marketing expense was $13.0 million for the six months ended June 30, 2013 compared to $12.2 million for the six months ended June 30, 2012. The increase of $0.8 million, or 7.0%, was due primarily to $1.3 million of sales and marketing expenses in the research services segment related to the Cardiocore acquisition. This was offset by a decrease in consulting and employee related expenses of $0.5 million in the patient services segment. As a percent of total revenue, sales and marketing expense was 20.2% for the six months ended June 30, 2013 compared to 22.3% for the six months ended June 30, 2012.

Bad Debt Expense.    Bad debt expense was $4.4 million for the six months ended June 30, 2013 compared to $5.9 million for the six months ended June 30, 2012. The decrease of $1.5 million, or 24.5%, was due primarily to increased overall cash collections due to process improvements. The bad debt expense recorded was based upon an evaluation of historical collection experience of accounts receivable by payor class, the age of the receivables, as well as specific payor circumstances. As a percentage of net patient service revenue, bad debt expense was 8.9% for the six months ended June 30, 2013 compared to 12.2% for the six months ended June 30, 2012.

Research and Development Expense.    Research and development expense was $3.5 million for the six months ended June 30, 2013 compared to $2.2 million for the six months ended June 30, 2012.  The increase of $1.3 million, or 57.4%, was primarily due to an increase of $0.6 million in the research services segment related to the acquisition of Cardiocore, as well as an increase of $0.5 million related to the project work being performed by IMEC and employee related expenses of $0.2 million in the product segment. As a percent of total revenue, research and development expense was 5.4% for the six months ended June 30, 2013 compared to 4.1% for the six months ended June 30, 2012.

Integration, Restructuring and Other Charges.    Total integration, restructuring and other charges were $3.7 million for the six months ended June 30, 2013. The Company incurred other charges of $2.7 million relating primarily to legal fees for ongoing patent litigation, $0.7 million of integration and restructuring charges relating to employee severances and $0.3 million of professional fees for the six months ended June 30, 2013. Integration, restructuring and other charges were 5.8% of total revenue for the six months ended June 30, 2013.

The Company incurred other charges of $1.0 million relating primarily to legal fees related to the settlement of litigation, as well as charges for employee severances and professional services for the six months ended June 30, 2012. Integration, restructuring and other charges were 1.8% of total revenue for the six months ended June 30, 2012.

Net Loss.    The Company incurred a net loss of $4.4 million for the six months ended June 30, 2013 compared to a net loss of $4.7 million for the six months ended June 30, 2012.

Liquidity and Capital Resources

The Company’s Annual Report on Form 10-K for the year ended December 31, 2012 includes a detailed discussion of our liquidity, contractual obligations and commitments. The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

As of June 30, 2013, our principal source of liquidity was cash and cash equivalents of $19.3 million and net accounts receivable of $19.0 million. In addition, the Company entered into a credit agreement in August 2012 providing the Company with access to borrowings of up to $15.0 million. As of June 30, 2013, the Company did not have any outstanding balance on the credit agreement.

The Company generated $4.2 million of cash from operations for the six months ended June 30, 2013. The Company’s ongoing operations during the six month period resulted in a loss of $4.4 million, which included $7.5 million of non-cash items related to depreciation, amortization and stock compensation expense.

The Company used $3.4 million for capital purchases, primarily related to the investment in medical devices in the patient and research services segments for use in its ongoing operations for the six months ended June 30, 2013.

If the Company determines that it needs to raise additional capital, such capital may not be available on reasonable terms, or at all. If the Company raises additional funds by issuing equity securities, its existing stockholders’ ownership will be diluted. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict the ability to operate its business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our cash as of June 30, 2013 was $19.3 million. As we do not invest in any short-term or long-term securities, we believe we have no material exposure to interest rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure information required to be disclosed in Company reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings.

Please refer to Part I, Item 3 of our Annual Report on form 10-K for the year ended December 31, 2012 for a detailed discussion of outstanding legal proceedings. There have been no material changes from the legal proceedings previously disclosed in the 10-K.

Item 1A.  Risk Factors.

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, as well as the information contained in this Quarterly Report and our other reports and registration statements filed with the SEC. There have been no material changes from the risk factors previously disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, our Quarterly Report 10-Q for the quarter ended March 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits.

EXHIBIT INDEX

Exhibit Number

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document

* Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

CardioNet, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIONET, INC.

Date: August 6, 2013	By:	/s/ Heather C. Getz
Heather C. Getz, CPA
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and authorized officer of the Registrant)