Form 10-Q
period 2013-09-30
BioTelemetry, Inc.
filed 2013-11-06
CIK 1574774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 000-55039

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

As of November 4, 2013, 25,755,353 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

BIOTELEMETRY, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2013

FORWARD-LOOKING STATEMENTS

This document includes certain forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements may be identified by words such as “expect,” “anticipate,” “estimate,” “intend,” “plan,” “believe,” “promises” and other words and terms of similar meaning.  Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including important factors that could delay, divert, or change any of these expectations, and could cause actual outcomes and results to differ materially from current expectations.  These factors include, among other things, effects of changes in health care legislation, effectiveness of our cost savings initiatives, relationships with our government and commercial payors, changes to insurance coverage and reimbursement levels for our products, the success of our sales and marketing initiatives, our ability to attract and retain talented executive management and sales personnel, our ability to identify acquisition candidates, acquire them on attractive terms and integrate their operations into our business, the commercialization of new products, market factors, internal research and development initiatives, partnered research and development initiatives, competitive product development, changes in governmental regulations and legislation, the continued consolidation of payors, acceptance of our new products and services, patent protection, adverse regulatory action, and litigation success.  For further details and a discussion of these and other risks and uncertainties, please see our public filings with the Securities and Exchange Commission, including our latest periodic reports on Form 10-K and 10-Q.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

BIOTELEMETRY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	September 30, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$21,020	$18,298
Accounts receivable, net of allowance for doubtful accounts of $6,624 and $7,532, at September 30, 2013 and December 31, 2012, respectively	11,894	13,792
Other receivables, net of allowance for doubtful accounts of $89 and $85 at September 30, 2013 and December 31, 2012, respectively	6,312	6,515
Inventory	3,414	2,894
Prepaid expenses and other current assets	3,327	1,923

Total current assets	45,967	43,422

Property and equipment, net	17,712	19,851
Intangible assets, net	7,886	9,664
Goodwill	16,469	16,446
Other assets	646	627

Total assets	$88,680	$90,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,326	$6,349
Accrued liabilities	10,199	9,946
Current portion of capital leases	187	—
Deferred revenue	2,436	2,195

Total current liabilities	21,148	18,490

Deferred tax liability	878	866
Long term portion of capital leases	511	—
Deferred rent	398	656

Total liabilities	22,935	20,012

Shareholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 25,723,376 and 25,189,340 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	26	25
Paid-in capital	259,536	256,448
Accumulated deficit	(193,817)	(186,475)

Total stockholders’ equity	65,745	69,998

Total liabilities and stockholders’ equity	$88,680	$90,010

See accompanying notes.

BIOTELEMETRY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Patient services	$24,279	$23,321	73,894	$71,501
Research services	5,962	2,220	16,086	3,114
Product	1,633	1,499	6,416	6,920
Total revenues	31,874	27,040	96,396	81,535

Cost of revenues:
Patient services	8,734	9,098	26,325	27,882
Research services	2,696	997	8,203	1,312
Product	1,210	547	3,593	3,607
Total cost of revenues	12,640	10,642	38,121	32,801

Gross profit	19,234	16,398	58,275	48,734

Operating expenses:
General and administrative	8,959	7,969	27,564	24,276
Sales and marketing	6,708	6,476	19,737	18,655
Bad debt expense	1,427	3,195	5,861	9,066
Research and development	1,898	1,143	5,400	3,368
Integration, restructuring and other charges	3,077	741	6,820	1,744

Total expenses	22,069	19,524	65,382	57,109

Loss from operations	(2,835)	(3,126)	(7,107)	(8,375)
Other (loss) income, net	(97)	5	(211)	91

Loss before income taxes	(2,932)	(3,121)	(7,318)	(8,284)
Income tax (expense) benefit	(24)	—	(24)	431

Net loss and comprehensive loss	(2,956)	(3,121)	(7,342)	(7,853)

Net loss per common share:
Basic and diluted	$(0.12)	$(0.12)	$(0.29)	$(0.32)

Weighted average number of common shares outstanding:
Basic and diluted	25,616,417	24,995,449	25,449,554	24,839,752

See accompanying notes.

BIOTELEMETRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net loss	$(7,342)	$(7,853)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	5,861	9,066
Depreciation	7,739	5,773
Stock-based compensation	2,505	2,656
Amortization of intangibles	1,737	568
Deferred income tax assets (liabilities)	—	(505)
Amortization of investment premium	—	268
Decrease in deferred rent	(258)	(546)
Changes in operating assets and liabilities:
Accounts receivable	(3,760)	(3,071)
Inventory	(520)	(296)
Prepaid expenses and other assets	(1,446)	(16)
Accounts payable	1,977	1,252
Accrued and other liabilities	551	(3,682)

Net cash provided by operating activities	7,044	3,614

Investing activities
Acquisition of business, net of cash acquired	—	(28,042)
Purchases of property and equipment	(4,863)	(4,357)
Purchases of short-term available-for-sale investments	—	(11,935)
Sale or maturity of short-term available-for-sale investments	—	39,636

Net cash used in investing activities	(4,863)	(4,698)

Financing activities
Proceeds from the exercise of employee stock options and employee stock purchase plan contributions	583	440
Principal payments on capital lease obligations	(42)	—

Net cash provided by financing activities	541	440

Net increase (decrease) in cash and cash equivalents	2,722	(644)
Cash and cash equivalents — beginning of period	18,298	18,531

Cash and cash equivalents — end of period	21,020	17,887
Supplemental disclosure of cash flow information
Cash paid for taxes	$105	$130
Capital lease obligations	$695	$—

See accompanying notes.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

1.   Summary of Significant Accounting Policies

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows.  In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and necessary for a fair presentation of BioTelemetry, Inc.’s (the “Company” or “BioTelemetry”) financial position as of September 30, 2013 and December 31, 2012, the results of operations for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012.  The financial data and other information disclosed in these notes to the financial statements related to the three and nine months ended September 30, 2013 and 2012 are unaudited. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for any future period.

Net Loss

The Company computes net loss per share in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 260, Earnings Per Share.  The following summarizes the potential outstanding common stock of the Company at September 30, 2013 and 2012:

	September 30, 2013	September 30, 2012
Common stock options and restricted stock units outstanding	4,163,020	4,007,984
Common stock options and restricted stock units available for grant	2,329,786	1,685,904
Common stock	25,723,376	25,018,341
Total	32,216,182	30,712,229

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including stock options and warrants, as applicable.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(2,956)	$(3,121)	$(7,342)	$(7,853)
Denominator:
Weighted average shares used in computing diluted net loss per share	25,616,417	24,995,449	25,449,554	24,839,752
Basic and diluted net loss per share	$(0.12)	$(0.12)	$(0.29)	$(0.32)

If the outstanding vested options or restricted stock units were exercised or converted into common stock, the result would be anti-dilutive for the three and nine months ended September 30, 2013 and 2012. Accordingly, basic and diluted net loss per share are the same for the three and nine months ended September 30, 2013 and 2012.

Cash and Cash Equivalents

Cash and cash equivalents are held in U.S. financial institutions or in custodial accounts with U.S. financial institutions. Cash equivalents are defined as liquid investments and money market funds with maturity from date of purchase of 90 days or less that are readily convertible into cash and have minimal interest rate risk.

Accounts Receivable

Accounts receivable related to the patient services segment are recorded at the time revenue is recognized, net of contractual allowances, and are presented on the balance sheet net of allowance for doubtful accounts. The ultimate collection of accounts receivable may not be known for several months after services have been provided and billed. The Company records allowance for doubtful accounts based on the aging of the receivable using historical customer- specific data as well as current and historical cash collections.

Accounts receivable related to the product and research services segments are recorded at the time revenue is recognized. The Company estimates allowance for doubtful accounts on a specific account basis, and considers several factors in its analysis including customer specific information and aging of the account.

The Company writes off receivables when the likelihood for collection is remote and when the Company believes collection efforts have been fully exhausted and it does not intend to devote additional resources in attempting to collect. The Company performs write-offs on a monthly basis. The Company wrote off $6,769 and $8,479 of receivables for the nine months ended September 30, 2013 and 2012, respectively. The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts. There was no impact on the net receivables reported on the balance sheets, or bad debt expense reported on the statement of operations for the nine months ended September 30, 2013 or 2012, as a result of these write-offs. The Company recorded bad debt expense of $5,861 and $9,066 for the nine months ended September 30, 2013 and 2012, respectively.

Inventory

Inventory consists of the following:

	September 30, 2013	December 31, 2012
Raw materials and supplies	$3,089	$2,782
Finished goods	325	112
Total inventories	$3,414	$2,894

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

For the purpose of performing its goodwill impairment analysis, the Company considers its business to be comprised of three reporting units: patient services, products and research services. The Company calculates the fair value of the reporting units utilizing a weighting of the income and market approaches. The income approach is based on a discounted cash flow methodology that includes assumptions for, among other things, forecasted income, cash flow, growth rates, income tax rates, expected tax benefits and long-term discount rates, all of which require significant judgment. The market approach utilizes the Company’s market data as well as market data from publicly traded companies that are similar to the Company. There are inherent uncertainties related to these factors and the judgment applied in the analysis. The Company believes that the combination of an income and a market approach provides a reasonable basis to estimate the fair value of its reporting units.

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

The Company’s income before and after income taxes for the nine months ended September 30, 2013 and 2012, was reduced by $2,505 and $2,656, respectively, as a result of stock-based compensation expense incurred. The impact of stock-based compensation expense was $(0.10) and $(0.11) on basic and diluted earnings per share for the nine months ended September 30, 2013 and 2012.

The Company estimates the fair value of its share-based awards to employees and directors using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the use of certain subjective assumptions. The most significant of these assumptions are the estimates of the expected volatility of the market price of the Company’s stock and the expected term of the award. For the nine months ended September 30, 2013 and 2012, the Company based the estimates of expected volatility on the historical average of our stock price. The expected term represents the period of time that stock-based awards granted are expected to be outstanding. Other assumptions used in the Black-Scholes option valuation model include the risk-free interest rate and expected dividend yield. The risk-free interest rate for periods pertaining to the contractual life of each option is based on the U.S. Treasury yield of a similar duration in effect at the time of grant. The Company has never paid, and does not expect to pay, dividends in the foreseeable future.

The Company utilized the Black-Scholes valuation model for estimating the fair value of stock options granted using the following weighted average assumptions:

	Nine Months Ended September 30,
	2013	2012
Expected dividend yield	0%	0%
Expected volatility	60%	61%
Risk-free interest rate	1.31%	1.15%
Expected life	6.73	6.31

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

Based on the above assumptions, the per share weighted average fair value of the options granted under the stock option plan for the nine months ended September 30, 2013 and 2012 was $1.59 and $1.58, respectively.

The following table summarizes activity under all stock award plans from December 31, 2012 through September 30, 2013:

		Options Outstanding
	Shares		Weighted
	Available	Number	Average
	for Grant	of Shares	Exercise Price
Balance — December 31, 2012	1,853,786	3,669,103	$5.83
Additional options available for grant	1,260,768	—	—
Granted	(884,597)	884,597	2.54
Canceled	210,990	(210,990)	6.74
Exercised	—	(61,149)	2.92

Balance — March 31, 2013	2,440,947	4,281,561	5.14
Granted	(90,000)	90,000	2.44
Canceled	78,151	(78,151)	6.80
Exercised	—	(163,887)	4.90

Balance — June 30, 2013	2,429,098	4,129,523	5.06
Granted	(144,329)	144,329	5.90
Canceled	45,017	(45,017)	3.88
Exercised	—	(65,815)	4.36

Balance — September 30, 2013	2,329,786	4,163,020	$5.11

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

Additional information regarding options outstanding is as follows:

	September 30, 2013	September 30, 2012
Range of exercise prices (per option)	$0.70 - $31.18	$0.70 - $31.18
Weighted average remaining contractual life (years)	7.74	8.26

Employee Stock Purchase Plan

In 2013, 243,185 shares were purchased in accordance with the Employee Stock Purchase Plan (ESPP). Net proceeds to the Company from the issuance of shares of common stock under the ESPP for the nine months ended September 31, 2013 were $487. In January 2013, the number of shares available for grant was increased by 252,154, per the ESPP documents. At September 30, 2013, approximately 517,456 shares remain available for purchase under the ESPP.

2.   Integration, Restructuring and Other Charges

The Company accounts for expenses associated with exit or disposal activities in accordance with ASC 420, Exit or Disposal Cost Obligations, and records the expenses in Integration, restructuring and other charges in its statement of operations, and records the related accrual in the Accrued expenses line of its balance sheet.

For the nine months ended September 30, 2013 and September 30, 2012, the Company incurred expenses related to restructuring, integration and other activities. A summary of these expenses is as follows:

	Nine Months Ended September 30,
	2013	2012
Legal fees	$4,417	$1,035
Severance and employee related costs	1,427	341
Expenses related to facility closure	564	—
Professional fees	412	368
Total	$6,820	$1,744

During the nine months ended September 30, 2013, the Company incurred other charges of $4.4 million relating primarily to legal fees for non-recurring patent litigation.  In addition, the Company incurred $1.4 million of severance and employee related costs due to restructuring and integration related activities, $0.6 million of asset impairment charges related to the closure of a small monitoring center located in Michigan and $0.4 million of professional fees related to corporate restructuring activities.

3.   Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur. The Company reviews and updates its estimated annual effective tax rate each quarter. For the nine months ended September 30, 2013, the Company’s estimated annual effective tax rate was zero. The Company did not record an income tax provision or tax benefit for the nine months ended September 30, 2013.

As of September 30, 2013, in accordance with ASC 740, the Company maintained a full valuation allowance against net deferred tax assets, excluding a deferred tax liability recorded for indefinite lived intangibles of $678. The Company will continue to maintain a full valuation allowance until such time it can reasonably estimate the probability of realizing a benefit from the deferred tax assets. There has been no material change to the amount of unrecognized tax expense or benefit reported as of September 30, 2013.

4.   Credit Agreement

On August 29, 2012, the Company entered into a Credit and Security Agreement (“Credit Agreement”) with MidCap Financial, LLC to provide revolving loan borrowings with a loan commitment of up to $15,000, with an option by the Company to increase to a maximum loan commitment of $30,000. Interest on borrowings under the Credit Agreement is based on the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 4.75%. An unused line fee of 0.50% per annum is payable on any unused line balance, determined as the total loan commitment of $15,000 minus the average daily balance of the sum of the revolving loan borrowings outstanding during the preceding month. Furthermore, if the Company terminates the agreement at any point prior to the loan expiration date, the Company will incur a loan origination fee of 1.00% of the loan commitment due immediately preceding the termination. The Credit Agreement is secured by the Company’s personal property, inventory and other assets and expires in August 2016.  As of September 30, 2013, the Company did not have any outstanding balance on the credit agreement.

5.   Segment Information

The Company operates under three segments: patient services, product, and research services. The patient services business segment’s principal focus is on the diagnosis and monitoring of cardiac arrhythmias or heart rhythm disorders, through its core Mobile Cardiac Outpatient Telemetry™ (“MCOT™”), event and Holter services in a healthcare setting. The product business segment focuses on the development, manufacturing, testing and marketing of medical devices to medical companies, clinics and hospitals. The Company’s research services focuses on providing cardiac safety monitoring services for drug and medical treatment trials in a research environment.  Intercompany revenue relating to the manufacturing of devices by the product segment for the other segments are included on the intersegment revenue line.

Expenses that can be specifically identified with a segment have been included as deductions in determining pre-tax segment income. Any remaining expenses including research and development costs incurred by the product segment for the benefit of the other segments as well as the elimination of costs associated with intercompany revenue are included in Corporate and Other. Also included in Corporate and Other are net financing expenses and other income, which consist principally of interest expense and debt and other financing expenses less interest income.  The Company does not allocate assets to the individual segments.

For the three months ended:

	Patient Services	Research Services	Product	Corporate and Other	Consolidated
September 30, 2013
Revenues	24,279	5,962	1,633	—	31,874
Intersegment revenues	—	—	882	(882)	—
Income (loss) before income taxes	6,261	1,396	616	(11,205)	(2,932)
Depreciation and amortization	1,243	848	135	1,506	3,732
Capital expenditures	728	667	43	—	1,438

	Patient Services	Research Services	Product	Corporate and Other	Consolidated
September 30, 2012
Revenues	23,321	2,220	1,499	—	27,040
Intersegment revenues	—	—	446	(446)	—
Income (loss) before income taxes	3,528	480	456	(7,585)	(3,121)
Depreciation and amortization	1,294	191	107	618	2,210
Capital expenditures	1,534	62	12	—	1,608

For the nine months ended:

	Patient Services	Research Services	Product	Corporate and Other	Consolidated
September 30, 2013
Revenues	73,894	16,086	6,416	—	96,396
Intersegment revenues	—	—	3,626	(3,626)	—
Income (loss) before income taxes	18,614	1,580	3,470	(30,982)	(7,318)
Depreciation and amortization	3,826	2,702	416	2,532	9,476
Capital expenditures	2,689	2,051	123	—	4,863

	Patient Services	Research Services	Product	Corporate and Other	Consolidated
September 30, 2012
Revenues	71,501	3,114	6,920	—	81,535
Intersegment revenues	—	—	1,259	(1,259)	—
Income (loss) before income taxes	11,198	825	2,681	(22,988)	(8,284)
Depreciation and amortization	3,839	236	322	1,944	6,341
Capital expenditures	4,096	219	42	—	4,357

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

Company Background

BioTelemetry, Inc. (the “Company,” “BioTelemetry,” “we” or “us”), a Delaware corporation, was formerly known as CardioNet, Inc. CardioNet, Inc. was reorganized under a holding company structure with the new name BioTelemetry, Inc. effective July 31, 2013.  On August 1, 2013, BioTelemetry, Inc. began trading on NASDAQ utilizing the same symbol as CardioNet, “BEAT”.

BioTelemetry provides cardiac monitoring services, cardiac monitoring device manufacturing, and centralized cardiac core laboratory services. Since the Company became focused on cardiac monitoring in 1999, the Company has developed a proprietary integrated patient management platform that incorporates a wireless data transmission network, Food and Drug Administration (“FDA”) cleared algorithms and medical devices, and 24-hour digital monitoring service centers.

The Company operates under three segments: patient services, product and research services. The patient services segment is focused on the diagnosis and monitoring of cardiac arrhythmias, or heart rhythm disorders. The Company provides cardiologists and electrophysiologists who prefer to use a single source of arrhythmia monitoring services with a full spectrum of solutions, ranging from the differentiated MCOT™ service to event and Holter monitoring.

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

The research services segment is engaged in central core laboratory services that provide cardiac monitoring, scientific consulting and data management services for drug and medical treatment trials. The centralized services include electrocardiography (ECG), Holter monitoring, ambulatory blood pressure monitoring (ABPM), echocardiography (ECHO), multigated acquisition scan (MUGA), protocol development, expert reporting and statistical analysis. The Company’s research services encompass a full range of services that include project coordination, setup and management, equipment rental, data transfer, processing, and analysis, 24/7 customer support and site training. The Company’s data management systems enable complete customization for sponsors’ preferred data specifications and the Company’s web service, CardioPortal™, provides real time access to rich data from any web browser, without client-side plug-ins.

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

Revenue Recognition

Patient Services

Patient services revenue includes revenue from MCOT™, event, Holter and pacemaker monitoring services. The Company receives a significant portion of its revenue from third party commercial insurance organizations and governmental entities. It also receives reimbursement directly from patients through co-pays and self-pay arrangements. Billings for services reimbursed by contracted third party payors, including Medicare, are recorded as revenue net of contractual allowances. Adjustments to the estimated receipts, based on final settlement with third party payors, are recorded upon settlement. If the Company does not have sufficient historical information regarding collectability from a given payor to support revenue recognition at the time of service, revenue is recognized when cash is received. Unearned amounts are appropriately deferred until service is performed. For the three months ended September 30, 2013 and 2012, revenue from Medicare as a percentage of the Company’s total revenue was 35.5% and 38.6%, respectively.

Product

Product revenue includes revenue from product sales and repairs. The Company’s product revenue is recognized at the time of sale.

Research Services

Research services revenue includes revenue for project management and core laboratory services. The Company’s research services revenue is provided on a fee for services basis, and is recognized as the related services are performed. The Company also provides consulting services on a time and materials basis and this revenue is recognized as the services are performed. Site support revenue, consisting of equipment rentals and sales along with related supplies and logistics management, is recognized at the time of sale or over the rental period. Under a typical contract, customers pay a portion of the fee for these services upon contract execution as an upfront deposit, some of which is typically nonrefundable upon contract termination. Unearned revenues are deferred, and then recognized as the services are performed.

For arrangements with multiple deliverables, the revenue is allocated to each element (both delivered and undelivered items) based on their relative selling prices or management’s best estimate of their selling prices, when vendor-specific or third-party evidence is unavailable.

The Company records reimbursements received for out-of-pocket expenses incurred, including freight, as revenue in the accompanying consolidated statements of operations. Revenue generally is recognized net of any taxes collected from customers and subsequently remitted to government authorities.

Patient Services Reimbursement

The Company is dependent on reimbursement for its patient services by government and commercial insurance payors. Medicare reimbursement rates for the Company’s MCOTTM, event, Holter and pacemaker monitoring services have been established nationally by the Centers for Medicare and Medicaid Services (“CMS”), and fluctuate periodically based on the annually published CMS rate table.

Commercial reimbursement pricing for the Company’s services has declined over the past three years. Commercial pricing is affected by numerous factors, including the current Medicare reimbursement rates, competitive pressures, the ability to successfully negotiate favorable terms in agreements and the perceived value and effectiveness of the Company’s services.

The Company has successfully secured contracts with most national and regional commercial payors for cardiac monitoring services. The majority of the remaining lives that are not covered are insured by a small number of commercial insurance companies that deem MCOTTM to be experimental in nature and do not currently reimburse for MCOTTM services provided to their beneficiaries.

Accounts Receivable

Accounts receivable related to the patient services segment are recorded at the time revenue is recognized, net of contractual allowances, and are presented on the balance sheet net of allowance for doubtful accounts. The ultimate collection of accounts receivable may not be known for several months after services have been provided and billed. The Company records allowance for doubtful accounts based on the aging of the receivable using historical customer-specific data as well as current and historical cash collections. Because of continuing changes in the health care industry and third party reimbursement, it is possible that these estimates could change, which could have a material impact on operations and cash flows

Accounts receivable related to the product and research services segments are recorded at the time revenue is recognized. The Company estimates allowance for doubtful accounts on a specific account basis, and considers several factors in its analysis including customer specific information and aging of the account.

The Company will write-off receivables when the likelihood for collection is remote, the receivables have been fully reserved, and when the Company believes collection efforts have been fully exhausted and it does not intend to devote additional resources in attempting to collect. The Company performs write-offs on a monthly basis. The Company wrote off $6.8 million and $8.5 million of receivables for the nine months ended September 30, 2013 and 2012. The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts. The Company recorded bad debt expense of $5.9 million and $9.1 million for the nine months ended September 30, 2013 and 2012, respectively.

Integration, Restructuring and Other Charges

During the nine months ended September 30, 2013, the Company incurred a total of $6.8 million in integration, restructuring and other charges.  The Company incurred other charges of $4.4 million relating primarily to legal fees for non-recurring patent litigation. In addition, the Company incurred $1.4 million of severance and employee related costs due to restructuring and integration related activities, $0.6 million of asset impairment charges related to the closure of a small monitoring center located in Michigan and $0.4 million of professional fees related to corporate restructuring activities.

During the nine months ended September 30, 2012, The Company incurred a total of $1.7 million in integration, restructuring and other charges.  $1.0 million was for legal fees related to non-recurring legal matters and the settlement of ongoing litigation. In addition, the Company incurred charges of $0.4 million of deal related costs due to the acquisition of Cardiocore and $0.3 million of severance.

Verizon Supplier Agreement

The Company established a relationship with Verizon, formerly nPhase, in May 2003. Verizon is the sole provider of wireless cellular data connectivity solutions, data hosting and queuing services for the Company’s MCOTTM monitoring network. The Company has no fixed or minimum financial commitment as it relates to network usage or volume activity. However, if the Company fails to maintain an agreed-upon number of active cardiac monitoring devices on the Verizon network or it utilizes the monitoring and communications services of a provider other than Verizon, the Company may be subject to penalties and Verizon has the right to terminate its relationship with the Company. To date, no penalties have been incurred related to this agreement.  The current agreement terminates in September 2014.

Results of Operations

Three Months Ended September 30, 2013 and 2012

Revenues.    Total revenues for the three months ended September 30, 2013 were $31.9 million compared to $27.0 million for the three months ended September 30, 2012, an increase of $4.9 million, or 17.9%. This increase was primarily attributable to an increase in research services revenue of $3.8 million related to the acquisition of Cardiocore, a $1.0 million increase in patient services related to an increase in overall patient volume and a $0.1 million increase in product sales.

Gross Profit.    Gross profit increased to $19.2 million for the three months ended September 30, 2013 from $16.4 million for the three months ended September 30, 2012. The increase of $2.8 million, or 17.3%, was primarily due to an increase in gross profit of $2.0 million related to the research services segment resulting from the acquisition of Cardiocore, as well as a $1.3 million increase related to the patient services segment largely resulting from the higher revenue.  Gross profit as a percentage of revenue decreased to 60.3% for the three months ended September 30, 2013 compared to 60.6% for the three months ended September 30, 2012.  This reduction in the overall gross profit percent is a result of a higher percentage of the Company’s revenue being generated from the lower margin research business.

General and Administrative Expense.    General and administrative expense was $9.0 million for the three months ended September 30, 2013 compared to $8.0 million for the three months ended September 30, 2012. The increase of $1.0 million, or 12.4%, was due primarily to an increase in research services expense of $0.7 million related to the Cardiocore acquisition, as well as an increase of $0.3 million in other expense at the corporate level. As a percent of total revenue, general and administrative expense was 28.1% for the three months ended September 30, 2013 compared to 29.5% for the three months ended September 30, 2012.

Sales and Marketing Expense.    Sales and marketing expense was $6.7 million for the three months ended September 30, 2013 compared to $6.5 million for the three months ended September 30, 2012. The increase of $0.2 million, or 3.6%, was primarily related to the increase in research services expense of $0.4 million  related to the Cardiocore acquisition, offset by a $0.2 million decrease in other expense. As a percent of total revenue, sales and marketing expense was 21.0% for the three months ended September 30, 2013 compared to 23.9% for the three months ended September 30, 2012.

Bad Debt Expense.    Bad debt expense was $1.4 million for the three months ended September 30, 2013 compared to $3.2 million for the three months ended September 30, 2012. The decrease of $1.8 million, or 55.3%, was due to increased overall collections due to process improvements. The bad debt expense recorded was based upon an evaluation of historical collection experience of accounts receivable by payor class, the age of the receivables, as well as specific payor circumstances. As a percentage of net patient service revenue, bad debt expense was 5.9% for the three months ended September 30, 2013 compared to 13.7% for the three months ended September 30, 2012.

Research and Development Expense.    Research and development expense was $1.9 million for the three months ended September 30, 2013 compared to $1.1 million for the three months ended September 30, 2012.  The increase of $0.8 million, or 66.1%, was due primarily to $0.5 million of cost related to the development of the Company’s next generation device, as well as $0.3 million of other expense. As a percent of total revenue, research and development expense was 6.0% for the three months ended September 30, 2013 compared to 4.2% for the three months ended September 30, 2012.

Integration, Restructuring and Other Charges.    The Company incurred total integration, restructuring and other charges of $3.1 million. The total costs included other charges of $1.7 million relating to legal fees primarily associated with patent litigation, $0.6 million related to the recent closure of a monitoring center in Michigan and $0.8 million related to professional fees, severance and employee related costs.  For the three months ended September 30, 2013, integration, restructuring and other charges were 9.7% of total revenues.

For the three months ended September 30, 2012, the Company incurred other charges of $0.7 million relating primarily to legal fees associated with the settlement of litigation. Integration, restructuring and other charges were 2.7% of total revenues for the three months ended September 30, 2012.

Net Loss.    The Company incurred a net loss of $3.0 million for the three months ended September 30, 2013 compared to a net loss of $3.1 million for the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 and 2012

Revenues.    Total revenues for the nine months ended September 30, 2013 were $96.4 million compared to $81.5 million for the nine months ended September 30, 2012, an increase of $14.9 million, or 18.2%.  The increase was primarily related to an increase in research services revenue of $13.0 million related to the acquisition of Cardiocore, and an increase of $2.4 million in the patient services segment due to increased patient volume. These increases were partially offset by a decrease in the product segment of $0.5 million.

Gross Profit.    Gross profit increased to $58.3 million for the nine months ended September 30, 2013 from $48.7 million for the nine months ended September 30, 2012. The increase of $9.6 million, or 19.6%, was due primarily to an increase in gross profit from the research services segment of $6.1 million related to the acquisition of Cardiocore, as well as a $4.0 million increase  in the patient services segment related to higher revenue and the impact of operational efficiencies. These increases were partially offset by a $0.5 million decline in the product segment.  Gross profit as a percentage of total revenue increased to 60.5% for the nine months ended September 30, 2013 compared to 59.8% for the nine months ended September 30, 2012.  This increase is related to the acquisition of Cardiocore as well as the impact of operational efficiencies.

General and Administrative Expense.    General and administrative expense was $27.6 million for the nine months ended September 30, 2013 compared to $24.3 million for the nine months ended September 30, 2012. The increase of $3.3 million, or 13.5%, was due primarily to the increase in research services expense of $3.0 million related to the acquisition of Cardiocore and an increase of $0.3 million in other expense. As a percent of total revenue, general and administrative expense was 28.6% for the nine months ended September 30, 2013 compared to 29.8% for the nine months ended September 30, 2012.

Sales and Marketing Expense.    Sales and marketing expense was $19.7 million for the nine months ended September 30, 2013 compared to $18.7 million for the nine months ended September 30, 2012. The increase of $1.0 million, or 5.8%, was due primarily to $1.6 million of additional sales and marketing expense in the research services segment related to the Cardiocore acquisition. This was offset by a decrease of $0.6 million in employee related expenses in the patient services segment. As a percent of total revenue, sales and marketing expense was 20.5% for the nine months ended September 30, 2013 compared to 22.9% for the nine months ended September 30, 2012.

Bad Debt Expense.    Bad debt expense was $5.9 million for the nine months ended September 30, 2013 compared to $9.1 million for the nine months ended September 30, 2012. The decrease of $3.2 million, or 35.4%, was due primarily to increased overall cash collections due to process improvements. The bad debt expense recorded was based upon an evaluation of historical collection experience of accounts receivable by payor class, the age of the receivables, as well as specific payor circumstances. As a percentage of net patient service revenue, bad debt expense was 7.9% for the nine months ended September 30, 2013 compared to 12.7% for the nine months ended September 30, 2012.

Research and Development Expense.    Research and development expense was $5.4 million for the nine months ended September 30, 2013 compared to $3.4 million for the nine months ended September 30, 2012.  The increase of $2.0 million, or 60.3%, was primarily due to an increase of $1.1 million related to the development of the Company’s next generation device, an increase of $0.6 million in the research services segment related to the acquisition of Cardiocore as well as $0.3 million of other expense. As a percent of total revenue, research and development expense was 5.6% for the nine months ended September 30, 2013 compared to 4.1% for the nine months ended September 30, 2012.

Integration, Restructuring and Other Charges.    Total integration, restructuring and other charges were $6.8 million for the nine months ended September 30, 2013. The Company incurred other charges of $4.4 million relating primarily to legal fees for non-recurring patent litigation, $1.4 million of integration and restructuring charges relating to employee severances, $0.6 million of asset impairment charges related to the recent closure of a monitoring center located in Michigan and $0.4 million of professional fees for the nine months ended September 30, 2013. Integration, restructuring and other charges were 7.1% of total revenue for the nine months ended September 30, 2013.

For the nine months ended September 30, 2012, the Company had total integration, restructuring and other charges of $1.7 million. $1.0 million related to non-recurring legal matters and the settlement of ongoing litigation. In addition, the Company incurred  charges of $0.4 million of deal related costs due to the acquisition of Cardiocore and $0.3 million of severance.  Integration, restructuring and other charges were 2.1% of total revenue for the nine months ended September 30, 2012.

Net Loss.    The Company incurred a net loss of $7.3 million for the nine months ended September 30, 2013 compared to a net loss of $7.9 million for the nine months ended September 30, 2012.

Liquidity and Capital Resources

The Company’s Annual Report on Form 10-K for the year ended December 31, 2012 includes a detailed discussion of our liquidity, contractual obligations and commitments. The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

As of September 30, 2013, the Company’s principal source of liquidity was cash and cash equivalents of $21.0 million and net accounts receivable of $18.2 million. In addition, the Company entered into a credit agreement in August 2012 providing the Company with access to borrowings of up to $15.0 million. As of September 30, 2013, the Company did not have any outstanding balance on the credit agreement.

The Company generated $7.0 million of cash from operations for the nine months ended September 30, 2013. The Company’s ongoing operations during the nine month period resulted in a loss of $7.3 million, which included $12.0 million of non-cash items related to depreciation, amortization and stock compensation expense.

The Company used $4.9 million for capital purchases, primarily related to the investment in medical devices in the patient and research services segments for use in its ongoing operations for the nine months ended September 30, 2013.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s  cash balance as of September 30, 2013 was $21.0 million. As the Company does not invest in any short-term or long-term securities, the Company believes there is no material exposure to interest rate risk.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings.

Please refer to Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a detailed discussion of outstanding legal proceedings. There have been no material changes from the legal proceedings previously disclosed in the 10-K.

Item 1A.  Risk Factors.

In evaluating an investment in BioTelemetry common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2012, as well as the information contained in this Quarterly Report and other reports and registration statements filed by the Company with the SEC.  Material changes from the risk factors previously disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 are discussed below.

Violation of federal and state laws regarding privacy and security of patient information may adversely affect our business, financial condition or operations.

The use and disclosure of certain health care information by health care providers and their business associates have come under increasing public scrutiny. Federal standards under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, establish rules concerning how individually-identifiable health information may be used, disclosed and protected. Historically, state law had governed confidentiality issues, and HIPAA preserves these laws to the extent they are more protective of a patient’s privacy or provide the patient with more access to his or her health information.  Additionally, the more recent Health Information Technology for Economic and Clinical Health (HITECH) Act and associated changes to HIPAA imposes additional requirements relating to the privacy, security and transmission of individually identifiable health information. We must operate our business in a manner that complies with all applicable laws, both federal and state, and that does not jeopardize the ability of our customers to comply with all applicable laws. We believe that our operations are consistent with these legal standards. Nevertheless, these laws and regulations present risks for health care providers and their business associates that provide services to patients in multiple states. Because some of these laws and regulations are recent, and few have been interpreted by government regulators or courts, we may need to adjust our interpretations of these laws and regulations over time. If a challenge to our activities is successful, it could have an adverse effect on our operations, may require us to forego relationships with customers in certain states and may restrict the territory available to us to expand our business. In addition, even if our interpretations of HIPAA and other federal and state laws and regulations are correct, we could be held liable for unauthorized uses or disclosures of patient information as a result of inadequate systems and controls to protect this information or as a result of the theft of information by unauthorized computer programmers who penetrate our network security.  Violation of these laws against us could have a material adverse effect on our business, financial condition and results of operations.  For example, we experienced the theft of two unencrypted laptop computers and as a result were required to provide notices under the HIPAA Breach Notification Rule.  Although we have been in compliance with our obligations stemming from these incidents, there has yet to be an outcome to the ongoing investigation into the thefts by the United States Department of Health and Human Services’ Office for Civil rights.  The Company is unable to predict what action, if any, might be taken in the future by the Office for Civil Rights or other governmental authorities as a result of this investigation or what impact, if any, the outcome of this matter might have on the Company’s results of operations.

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

BioTelemetry, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOTELEMETRY, INC.

Date: November 6, 2013	By:	/s/ Heather C. Getz
Heather C. Getz, CPA
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and authorized officer of the Registrant)