Form 10-K
period 2013-12-31
BioTelemetry, Inc.
filed 2014-02-26
CIK 1574774

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from N/A to N/A

Commission file number: 000-55039

BioTelemetry, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	46-2568498 (I.R.S. Employer Identification No.)
1000 Cedar Hollow Road Malvern, Pennsylvania (Address of principal executive offices)	19355 (Zip Code)

(610) 729-7000
(Registrant's telephone number, including area code)

227 Washington Street
Conshohocken, PA 19428
(Former name, former address and former fiscal year, if changed since last report)

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	NASDAQ Stock Market LLC

          Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $86,455,267 based on the closing sale price at which the common stock was last sold on June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter.

          As of February 24, 2014, 26,036,418 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's definitive proxy statement for its 2014 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant's fiscal year ended December 31, 2013, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

BioTelemetry, Inc.
Annual Report on Form 10-K
For The Fiscal Year Ended December 31, 2013

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This document includes certain forward-looking statements within the meaning of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995 regarding, among other things, our growth prospects, the prospects for our products and our confidence in the Company's future. These statements may be identified by words such as "expect," "anticipate," "estimate," "intend," "plan," "believe," "promises" and other words and terms of similar meaning. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including important factors that could delay, divert, or change any of these expectations, and could cause actual outcomes and results to differ materially from current expectations. These factors include, among other things, the effect of our ability to successfully integrate the Mednet Healthcare Technologies, Inc. operations into our business, as well as Mednet post-acquisition impact on our business operations and financial results, the national rate set by the Centers for Medicare and Medicaid Services ("CMS") for our mobile cardiovascular telemetry service, the effects of the recent CMS rate reduction as announced by us on December 4, 2013, effects of changes in health care legislation, effectiveness of our cost savings initiatives, relationships with our government and commercial payors, changes to insurance coverage and reimbursement levels for our products, the success of our sales and marketing initiatives, our ability to attract and retain talented executive management and sales personnel, our ability to identify acquisition candidates, acquire them on attractive terms and integrate their operations into our business, the commercialization of new products, market factors, internal research and development initiatives, partnered research and development initiatives, including our ongoing project with IMEC International and related partners, competitive product development, changes in governmental regulations and legislation, the continued consolidation of payors, acceptance of our new products and services, patent protection, adverse regulatory action, and litigation success. For further details and a discussion of these and other risks and uncertainties, please see our public filings with the Securities and Exchange Commission, including our latest periodic reports on Form 10-K and 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART I

Item 1.    Business

Overview

        BioTelemetry provides cardiac monitoring services, cardiac monitoring device manufacturing, and centralized cardiac core laboratory services. Since the Company became focused on cardiac monitoring in 1999, the Company has developed a proprietary integrated patient management platform that incorporates a wireless data transmission network, Food and Drug Administration ("FDA") cleared algorithms and medical devices, and 24-hour digital monitoring service centers.

        The Company operates under three segments: patient services, product and research services. The patient services segment is focused on the diagnosis and monitoring of cardiac arrhythmias, or heart rhythm disorders. The Company provides cardiologists and electrophysiologists who prefer to use a single source of cardiac monitoring services with a full spectrum of solutions, ranging from the differentiated Mobile Cardiac Outpatient TelemetryTM ("MCOT™") service to wEvent, event, Holter, Pacemaker and International normalized ratio ("INR") monitoring. INR monitoring is a measurement of blood coagulation in the circulatory system and is prescribed for patients on long term anticoagulation therapy. The product business segment focuses on the development, manufacturing, testing and marketing of medical devices to medical companies, clinics and hospitals. The research services segment is engaged in central core laboratory services providing cardiac monitoring, scientific consulting and data management services for drug and medical device trials.

        As of July 31, 2013, we reorganized to create a holding company structure. CardioNet, Inc., which was previously the public company, became a wholly-owned subsidiary of a newly formed entity, BioTelemetry, Inc. a Delaware corporation and all the outstanding shares of stock of CardioNet, Inc. was exchanged, on a one-for-one basis, for stock of BioTelemetry, Inc. Our new holding company began trading on August 1, 2013 on NASDAQ under our same symbol "BEAT".

Business Strategy

        Our goals are to expand our position as the leading provider of outpatient cardiac monitoring services, expand our presence in the research services market and leverage our monitoring platform in new markets. The key elements of the business strategy by which we intend to achieve these goals include:

  •
  Increase Demand for Our Comprehensive Cardiac Monitoring Solutions.  We believe that we can increase demand for our comprehensive portfolio of outpatient cardiac monitoring solutions by cardiologists and electrophysiologists on the benefits of using MCOT™ to meet their arrhythmia monitoring needs, stressing the increased diagnostic yield and their ability to use the clinically significant data to make timely interventions and guide more effective treatments.

  •
  Expand our presence in the Research Services market and become a preferred global provider of cardiac laboratory services.  In December 2010, we entered the core lab services business through our acquisition of Agility. We later were able to expand our presence in research services with our acquisition of Cardiocore in August 2012. We are focusing efforts on increasing our presence in this field as it provides us with the ability to diversify our product and service offerings while leveraging our expertise on cardiac monitoring.

  •
  Leverage Our Monitoring Platform to New Market Opportunities.  We believe that MCOT™ is a platform that can be leveraged for applications in multiple markets. While our initial focus has been on arrhythmia diagnosis and monitoring, we intend to expand into new market areas that require outpatient or ambulatory monitoring and management.

Patient Services

        The patient services segment, operating as CardioNet, LLC ("CardioNet"), is focused on the diagnosis and monitoring of cardiac arrhythmias, or heart rhythm disorders. We provide cardiologists and electrophysiologists who prefer to use a single source of cardiac monitoring services with a full spectrum of solutions, ranging from our differentiated MCOT™ services to wEvent, event and Holter monitoring. We also provide Pacemaker and INR monitoring.

        CardioNet's MCOT™ service incorporates a lightweight patient-worn sensor attached to electrodes that capture two-channel ECG data, measuring electrical activity of the heart, on a compact wireless handheld monitor. The monitor analyzes incoming heartbeat-by-heartbeat information from the sensor on a real-time basis by applying proprietary algorithms designed to detect arrhythmias. When the monitor detects an arrhythmic event, it automatically transmits the ECG to the CardioNet Monitoring Centers in San Francisco, CA or Malvern, PA, even in the absence of symptoms noticed by the patient. At the CardioNet Monitoring Centers, which operate 24 hours a day, 7 days per week, experienced certified cardiac monitoring specialists analyze the sent data, respond to urgent events and report results in the manner prescribed by the physician. The MCOT™ device employs two-way wireless communications, enabling continuous transmission of patient data to the CardioNet Monitoring Centers and permitting physicians to remotely adjust monitoring parameters and request previous ECG data from the memory stored in the monitor. The MCOT™ device has the capability of storing 30 days of continuous ECG data, in contrast to a maximum of 10 minutes for a typical event monitor, and a maximum of 24 hours for a typical Holter monitor.

        Since our commercial introduction of MCOT™ in February 2002, physicians have enrolled over 700,000 patients in our MCOT™ services. We market our solution throughout the United States and receive reimbursement for the monitoring services provided to patients from Medicare and other third-party commercial payors.

        Our event monitoring services provide physicians with the flexibility to prescribe wireless event monitors, digital loop event monitors, memory loop event monitors and non-loop event monitors. Event data is transmitted, either through automatic transmission of event data with wireless event monitors or through telephonic transmission of stored event data with our traditional event monitors, to one of two event monitoring centers in Minnesota or Pennsylvania, where our trained cardiac technicians analyze the data, generate a report of the findings and return the results back to the physician. We provided event monitoring services to approximately 79,000 patients in 2013.

        A Holter monitor stores an image of the electrical impulses of every heartbeat or irregularity in digital format on a compact flashcard. The flashcard is mailed or the data is sent electronically through a secure web transfer to our Holter lab in Pennsylvania where our trained cardiac technicians analyze the data, generate a report of the findings and return the results back to the physician. We provided Holter monitoring services to approximately 93,000 patients in 2013.

Product

        The product segment, operating as Braemar Manufacturing, LLC ("Braemar"), focuses on the manufacturing, engineering and development of noninvasive cardiac monitors for leading healthcare companies worldwide. The Company has been able to build successful OEM relationships by providing technology, reliability, quality products and engineering services. The Company offers contract engineering and manufacturing services, developing and producing devices to the specific requirements set by customers.

        Braemar currently manufactures various devices including cardiac event monitors, digital Holter monitors and mobile cardiac telemetry monitors. Our facilities located in San Diego, CA and Eagan, MN are responsible for research and product development under FDA guidelines. Manufacturing of devices is performed in our Eagan, MN facility. We believe that our manufacturing facilities will be sufficient to meet our manufacturing needs for the foreseeable future.

        We believe our manufacturing operations are in compliance with regulations mandated by the FDA. We are subject to unannounced inspections by the FDA and we successfully completed routine audits by the FDA in December 2011 and February 2013 with no significant findings noted or warnings issued. Our Eagan, MN and San Diego, CA facilities are ISO 13485:2003 certified and registered with the FDA. ISO 13485 is a quality system standard used by medical companies providing design, development, manufacturing, installation and servicing, and is the basis for acquiring CE Marking for medical device product distribution in the European Union.

        Braemar currently manufactures the cardiac monitoring devices utilized by our patient services segment. There are a number of critical components and sub-assemblies in the monitors, sensors and bases that compose our MCOT™ device. The vendors for these materials are qualified through stringent evaluation and testing of their performance. We implement a strict no-change policy with our contract manufacturer to ensure that no components are changed without our approval.

Research Services

        The research services segment, operating as Cardiocore, LLC ("CardioCore"), is engaged in central core laboratory services that provide cardiac monitoring, scientific consulting and data management services for drug, medical treatment and device trials. The centralized services include electrocardiography (ECG), Holter monitoring, ambulatory blood pressure monitoring (ABPM), echocardiography (ECHO), multigated acquisition scan (MUGA), protocol development, expert reporting and statistical analysis. The Company's research services encompass a full range of services that include project coordination, setup and management, equipment rental, data transfer, processing, and analysis and 24/7 customer support and site training. The Company's data management systems enable complete customization for sponsors' preferred data specifications and the Company's web service, CardioPortal™, provides real time access to rich data from any web browser, without client-side plug-ins.

        The Company entered the research services field through the acquisition of Agility in December 2010, and later expanded our presence with the acquisition of Cardiocore in August 2012. Through these acquisitions, the Company gained global experience in central core laboratory services, which includes experience in Phase I-IV and Thorough QT Trials. The Company's primary customers are pharmaceutical companies and contract research organizations. Additionally, the Company operates core lab locations in or near Washington, DC, San Francisco, CA, and London, UK, which support sponsors and sites in Eastern and Western Europe, Russia and Asia-Pacific, North and South America, Africa and the Middle East.

Research and Development

        For the years ended December 31, 2013, 2012, and 2011, we spent $7.3 million, $4.7 million, and $5.7 million, respectively, on research and development expenses focused on developing new products and enhancements to our existing products. In 2013, the Company outsourced it's hardware development to the Belgium-based nanoelectronics research center IMEC. We intend to continue to develop proof of superiority of our MCOT™ technology through clinical data. The three primary sources of clinical data that we have used to date to illustrate the clinical value of MCOT™ include: (1) a randomized 300-patient clinical study; (2) our cumulative actual monitoring experience from our databases; and (3) other published studies.

        We completed a 17-center, 300-patient randomized clinical trial in March 2007 that was Company sponsored. We believe this study represents the largest randomized study comparing two noninvasive arrhythmia monitoring methods. The study was designed to evaluate patients who were suspected to have an arrhythmic cause underlying their symptoms, but who were a diagnostic challenge given that they had already had a non-diagnostic 24-hour Holter monitoring session or four hours of telemetry within 45 days prior to enrollment. Patients were randomized to either MCOT™ or to a loop event monitor for up to 30 days. Of the 300 patients who were randomized, 266 patients who completed a minimum of 25 days of monitoring were analyzed (134 patients using MCOT™ and 132 patients using loop event monitors).

        The study specifically compared the success of MCOT™ against loop event monitors in detecting patients afflicted with atrial fibrillation because of the prevalence of asymptomatic episodes that occur in cases of atrial fibrillation and the difficulty of diagnosis. Diagnosis and treatment of atrial fibrillation is important because it can lead to many other medical problems, including stroke. The study concluded that MCOT™ provided a significantly higher diagnostic yield, approximately three times as likely to detect an arrhythmic event, compared to traditional loop event monitoring, including such monitoring designed to automatically detect certain arrhythmias.

        In addition to the aforementioned 300-patient randomized clinical trial, MCOT™ has been cited and referenced in a total of 39 publications and abstracts. During 2013, MCOT™ was cited in the Journal of Stroke and Cerebrovascular Diseases, publication: "Indecision in the Clinical Practice of Anticoagulation for Brief Atrial Arrhythmias after Cryptogenic Stroke," Khan, Muhib, Miller, Daniel J., and Lonni R. Schultz.

Sales and Marketing

        We market our arrhythmia monitoring solutions and medical devices primarily to cardiologists and electrophysiologists, who are the physician specialists who most commonly diagnose and manage patients with arrhythmias. We market our research services to pharmaceutical companies, medical device companies, and contract research and academic research organizations. We attend trade shows and medical conferences to promote our various products and services and to meet medical professionals with an interest in performing research and reporting their results in peer-reviewed medical journals and at major medical conferences. The trade shows and conferences we attend are related to organizations such as: the Heart Rhythm Society, American College of Cardiology (ACC), Society of Thoracic Surgeons, European Society of Cardiology, American Heart Association and the American Telemedicine Association. We also attend the Medica, DIA and Partnerships in Clinical Trials tradeshows as well as the annual Boston Atrial Fibrillation Conference. We sponsor peer-to-peer educational opportunities and participate in targeted public relations opportunities. In addition, Cardiocore is a founding member and the first cardiac core lab to join the Cardiac Safety Research Consortium ("CSRC"). Through the CSRC, we are able to network with representatives of major pharmaceutical companies, as well as discuss key cardiac safety issues during the drug development process.

Patient Services Reimbursement

        In the patient services segment, services are billed to government and commercial payors using specific codes describing the services. Those codes are part of the Commercial Procedural Terminology ("CPT") coding system which was established by the American Medical Association ("AMA") to describe services provided by physicians and other suppliers. Physicians select the code that best describes the medical services being prescribed. In addition to receiving reimbursement from Medicare at rates that are set nationally and adjusted for certain regional indices, the Company enters into contracts with commercial payors to receive reimbursement at specified rates for our technical services. Such contracts typically provide for an initial term of between one and three years and provide for automatic renewal. Either party can typically terminate these contracts by providing between 60 to 120 days prior notice to the other party at any time following the end of the initial term of the agreement. The contracts provide for an agreed upon reimbursement rate, which in some instances is tied to the rate of reimbursement we receive from Medicare. Pursuant to these contracts, we generally agree to indemnify our commercial payors for damages arising in connection with the performance of our obligations thereunder.

        In addition to receiving reimbursement from government and commercial payors, the Company has direct arrangements with physicians who may purchase our MCOT™, wEvent, event, Holter and Pacemaker monitoring services and then submit claims for these services directly to commercial and government payors. In some cases, patients may pay out-of-pocket on a fee for service basis.

Competition

        Although we believe that we have a leading market share in the mobile cardiac arrhythmia monitoring industry, the market in which we operate is fragmented and characterized by a large number of smaller regional service providers. We believe that the principal competitive factors that impact the success of our cardiac monitoring solutions include some or all of the following:

  •
  quality of the algorithm used to detect symptoms;

  •
  quality of clinical data;

  •
  ease of use and reliability of cardiac monitoring solutions for patients and physicians;

  •
  technology performance, innovation, flexibility and range of application;

  •
  timeliness and clinical relevance of new product introductions;

  •
  quality and availability of customer support services;

  •
  size, experience, knowledge and training of sales and marketing staff;

  •
  brand recognition and reputation;

  •
  relationships with referring physicians, hospitals, managed care organizations and other third party payors;

  •
  reporting capabilities; and

  •
  perceived value.

        We believe that we compete favorably based on the factors described above. However, our industry is evolving rapidly and is becoming increasingly competitive and the basis on which we compete may change over time. In addition, if companies with substantially greater resources than ours enter our market, we will face increased competition.

Intellectual Property

        To protect our proprietary rights, we rely on a combination of trademark, copyright, patent, trade secret and other intellectual property laws, employment, confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements and protective contractual provisions with our partners and other third parties.

        Patents.    As of December 31, 2013, we had 28 issued U.S. patents and 43 issued foreign patents relating to functionality of individual components of our MCOT™ device, operation of the total monitoring system, communication methodologies, control of data in the system, algorithms for ECG detection and analysis, and monitoring methods. We are in the process of applying for additional patents relating to various aspects of our technology, including our proprietary ECG detection algorithm. As of December 31, 2013, we had 42 U.S., foreign and international patent applications on file relating to various aspects of our technology.

        Trademarks and Copyrights.    As of December 31, 2013, we had 5 trademark registrations, 4 pending trademark applications in the United States and 1 pending trademark application in Europe for a variety of word marks and slogans. Our trademarks are an integral part of our business and include, among others, the registered trademark CardioNet®, and the unregistered trademarks Mobile Cardiac Outpatient Telemetry™, MCOT™, and CardioPortal™. We also have a significant amount of copyright-protected materials, including among other things, software textual material.

        In addition, we also seek to maintain certain intellectual property and proprietary know-how as trade secrets, and generally require our partners to execute non-disclosure agreements prior to any substantive discussions or disclosures of our technology or business plans. Our business and competitive positions are dependent in part upon our ability to protect our proprietary technology and our ability to avoid infringing the patents or proprietary rights of others.

Government Regulation

        The health care industry is highly regulated, with no guarantee that the regulatory environment in which we operate will not change significantly and adversely in the future. We believe that health care legislation, rules, regulations and interpretations will change, and we expect to modify our agreements and operations in response to these changes.

        U.S. Food and Drug Administration ("FDA").    The monitors and sensors that comprise part of the MCOT™ service are regulated by the FDA as a medical device under the Federal Food, Drug, and Cosmetic Act. The basic regulatory requirements that manufacturers of medical devices distributed in the U.S. must comply with are Premarket Notification 510(k), unless exempt, or Premarket Approval ("PMA"); establishment registration; medical device listing; quality system regulation; labeling requirements; and medical device reporting.

        The algorithms we use in the MCOT™ service maintain FDA 510(k) clearance as a Class II device. On October 28, 2003, the FDA issued a guidance document entitled: "Class II Special Controls Guidance Document: Arrhythmia Detector and Alarm." In addition to conforming to the general requirements of the Federal Food, Drug, and Cosmetic Act, including the Premarket Notification requirements described above, all of our 510(k) submissions address the specific issues covered in this special controls guidance document.

        Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include certain sanctions, such as fines, injunctions and civil penalties; recall or seizure of our MCOT™ devices and intellectual property; operating restrictions; partial suspension or total shutdown of production; withdrawal of 510(k) clearance of new components or algorithms; withdrawal of 510(k) clearance already granted to one or more of our existing components or algorithms; and criminal prosecution.

        Health Care Fraud and Abuse.    In the United States, there are state and federal anti-kickback laws that generally prohibit the payment or receipt of kickbacks, bribes or other remuneration in exchange for the referral of patients or other health care-related business. In addition, federal law (e.g., the "Stark" law) and some state laws prohibit the existence of certain financial relationships between referring physicians and healthcare providers and suppliers unless those relationships meet the requirements of specific exceptions to the law. Anti-kickback laws constrain our sales, marketing and promotional activities by limiting the kinds of financial arrangements we may have with physicians, medical centers and others in a position to purchase, recommend or refer patients for our cardiac monitoring services or other products or services we may develop and commercialize. Due to the breadth of some of these laws, it is possible that some of our current or future practices might be challenged under one or more of these laws.

        Furthermore, federal and state false claims laws prohibit anyone from presenting, or causing to be presented, claims for payment to third party payors that are false or fraudulent. Violations may result in substantial civil penalties, including treble damages, and criminal penalties, including imprisonment, fines and exclusion from participation in federal health care programs. The federal False Claims Act also contains "whistleblower" or "qui tam" provisions that allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the government. Various states have enacted laws modeled after the federal False Claims Act, including "qui tam" provisions, and some of these laws apply to claims filed with commercial insurers. Any violations of anti-kickback and false claims laws could have a material adverse effect on our business, financial condition and results of operations.

        The Patient Protection and Affordable Care Act.    On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law and on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 was signed into law. Together, the two measures, collectively known as the Affordable Care Act, make the most sweeping and fundamental changes to the United States health care system since the creation of Medicare and Medicaid. The Affordable Care Act includes numerous health-related provisions with various effective dates, including expanded Medicaid eligibility, a requirement that most individuals have health insurance or pay a penalty, new requirements for health plans and insurance policy standards, the establishment of health insurance exchanges, changes to Medicare payment systems to encourage more cost-effective care, and new and expanded tools to address fraud and abuse. Section 6002 of the Affordable Care Act requires manufacturers of medical devices and other products reimbursed by Medicare to report annually to the government certain payments to physicians and teaching hospitals.

        As a result of the passage of the Affordable Care Act, manufacturers of certain medical devices are subject to an excise tax, applicable to sales of taxable medical devices beginning January 1, 2013. Several devices that are manufactured by our product segment are subject to these taxes. The tax equals 2.3% of the sale price of the applicable medical device. The manufacturer is responsible for remitting these taxes to the federal government. Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). The Health Insurance Portability and Accountability Act was enacted by the United States Congress in 1996. Numerous state and federal laws govern the collection, dissemination, use and confidentiality of patient and other health information, including the administrative simplification and privacy provisions of HIPAA. Historically, state law has governed confidentiality issues, and HIPAA preserves these laws to the extent they are more protective of a patient's privacy or provide the patient with greater access to his or her health information. As a result of the implementation of the HIPAA regulations, many states are considering revisions to their existing laws and regulations that may or may not be more stringent or burdensome than the federal HIPAA provisions. HIPAA applies directly to covered entities, which include health plans, health care clearinghouses and many health care providers. The HIPAA statute and its implementing rules are concerned primarily with the privacy of protected health information when it is used and/or disclosed; the confidentiality, integrity and availability of electronic health information; and the content and format of certain identified electronic health care transactions. The laws governing health care information privacy and security impose civil and criminal penalties for their violation and can require substantial expenditures of financial and other resources for information technology system modifications and for ongoing operational compliance.

        Medicare.    Medicare is a federal program administered by the Centers for Medicare & Medicaid Services ("CMS") and its Medicare administrative contractors. The Medicare program provides qualified persons with health care benefits that cover the major costs of medical care within prescribed limits, subject to certain deductibles and co-payments. The Medicare program has established guidelines for local and national coverage determinations and reimbursement of certain equipment, supplies and services, which are subject to change. The methodology for determining coverage status and the basis and amount of Medicare reimbursement varies based upon, among other factors, the setting in which a Medicare beneficiary receives health care items and services.

        The Medicare program is subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, interpretations of policy, Medicare administrative contractor determinations, and government funding restrictions. All of these policies may materially increase or decrease the rate of program payments to health care facilities and other health care suppliers and practitioners, including those paid for our cardiac monitoring services. Any changes in federal legislation, regulations or other policies affecting Medicare coverage or reimbursement relative to our cardiac monitoring services could have an adverse effect on our performance.

        Our facilities in Pennsylvania, California and Minnesota are enrolled in Medicare as Independent Diagnostic Testing Facilities ("IDTFs"), which is defined by CMS as an entity independent of a hospital or physician's office in which diagnostic tests are performed by licensed or certified non-physician personnel under appropriate physician supervision. Medicare has set very detailed performance standards that every IDTF must meet in order to obtain or maintain its billing privileges, including requirements to, among other things, operate the business in compliance with all applicable federal and state licensure and regulatory requirements for the health and safety of patients; maintain a physical facility on an appropriate site meeting specific criteria; have a comprehensive liability insurance policy of at least $0.3 million per location; disclose certain ownership information; have its testing equipment calibrated and maintained in accordance with specific standards; have technical staff on duty with the appropriate credentials to perform tests; and permit on-site inspections. These requirements are subject to change. We believe that our facilities are in compliance with the IDTF standards. Failure to maintain compliance with current or future standards could have an adverse effect on our business.

        Environmental Regulation.    We use materials and products regulated under environmental laws, primarily in the manufacturing and sterilization processes. While it is difficult to quantify, we believe the ongoing cost of compliance with environmental protection laws and regulations will not have a material impact on our business, financial position or results of operations.

Supply Chain Diligence and Transparency

        Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act was adopted to further the humanitarian goal of ending the violent conflict and human rights abuses in the Democratic Republic of the Congo and adjoining countries (DRC). This conflict has been partially financed by the exploitation and trade of tantalum, tin, tungsten, and gold (so-called "conflict minerals") that originate from mines or smelters in the region. SEC rules adopted in August 2012 under Section 1502 require reporting companies to disclose annually on Form SD whether any such minerals that are necessary to the functionality or production of products they manufactured, or for which they contracted the manufacture, during the prior calendar year did, in fact, originate in the DRC and, if so, if the related revenues were used to support the conflict and/or abuses.

        Some of the products manufactured by our subsidiary, Braemar Manufacturing, LLC, may contain tantalum, tin, tungsten and/or gold. Consequently, in compliance with SEC rules, we have adopted a policy on conflict minerals, which can be found on our website, and have implemented a supply chain due diligence and risk mitigation process with reference to the Organization for Economic Co-operation and Development (OECD) guidance approved by the SEC to assess and report annually whether our products are "conflict free."

        We support efforts to end the violence and human rights abuses in the mining of certain minerals in the DRC. We expect our suppliers to comply with the OECD guidance and industry standards and to ensure that their supply chain conforms to our policy and the OECD guidance. We will mitigate identified risks by working initially directly with our suppliers; however, we may need to alter our sources of supply or modify our product design if circumstances require. We may incur certain costs in order to comply with these disclosure requirements, including for due diligence to determine the source of the subject minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. In addition, these rules could adversely affect the sourcing, supply and pricing of materials used in our products throughout the supply chain beyond our control, whether or not the subject minerals are "conflict free."

Product Liability and Insurance

        The design, manufacture and marketing of medical devices and services of the types we produce entail an inherent risk of product liability claims. In addition, we provide information to health care providers and payors upon which determinations affecting medical care are made, and claims may be made against us resulting from adverse medical consequences to patients resulting from the information we provide. To protect ourselves from product liability claims, we maintain professional liability and general liability insurance on a "claims made" basis. Insurance coverage under such policies is contingent upon a policy being in effect when a claim is made, regardless of when the events which caused the claim occurred. While, as of the date of this Report, a material product liability claim has never been made against us and we believe our insurance policies are adequate in amount and coverage for our current operations, there can be no assurance that the coverage maintained by us is sufficient to cover all future claims. In addition, there can be no assurance that we will be able to obtain such insurance on commercially reasonable terms in the future.

Employees

        As of December 31, 2013, we employed 622 employees. None of our employees are represented by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Governance and Internet Address

        The Company emphasizes the importance of professional business conduct and ethics through its corporate governance initiatives. The Company's Board of Directors has adopted a code of business conduct and ethics that applies to all employees, directors and officers, including the Company's principal executive officer and principal financial officer. Our corporate governance information and materials, including our Code of Business Conduct and Ethics, are posted on the corporate governance section of our website at www.biotelinc.com. Our Board regularly reviews corporate governance developments and modifies these materials and practices as warranted. To the extent we make amendments to or grant waivers from our Code of Business Conduct and Ethics in the future, we intend to disclose the amendments and waivers on the corporate governance section of our website. The information contained on our website, or on other websites linked to our website, is not part of this document. Reference in this Report to our website is an inactive text reference only.

Available Information

        We file electronically with the U.S. Securities and Exchange Commission our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make available on our website at http://www.biotelinc.com, free of charge, copies of these reports as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. Further copies of these reports are located at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings, at http://www.sec.gov.

Item 1A.    Risk Factors

General Risks Related to Our Business and Industry

We have a history of net losses and future profitability is uncertain.

        We have incurred net losses from our inception. For the years ended December 31, 2013 and 2012, we realized net losses of $7.3 million and $12.2 million, respectively. As of December 31, 2013, we had total accumulated deficit of approximately $193.8 million. Although we have initiated plans to reduce our operating losses and achieve profitability, we may continue to incur losses if we are not able to execute our plans. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

If we do not obtain and maintain adequate protection for our intellectual property, it may adversely affect the value of our technology and devices and future revenues and operating income.

        Our business and competitive positions are dependent in part upon our ability to protect our proprietary technology. To protect our proprietary rights, we rely on a combination of trademark, copyright, patent, trade secret and other intellectual property laws, employment, confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements and protective contractual provisions with other third parties. We attempt to protect our intellectual property position by filing trademark applications and U.S., foreign and international patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business.

        We do not believe that any single patent, trademark or other intellectual property right of ours, or combination of our intellectual property rights, is likely to prevent others from competing with us using a similar business model. There are many issued patents and patent applications held by others in our industry and the electronics field. Our competitors may independently develop technologies that are substantially similar or superior to our technologies, or design around our patents or other intellectual property to avoid infringement. In addition, we may not apply for a patent relating to products or processes that are patentable, we may fail to receive any patent for which we apply or have applied, and any patent owned by us or issued to us could be circumvented, challenged, invalidated, or held to be unenforceable, or rights granted thereunder may not adequately protect our technology or provide a competitive advantage to us. If a third party challenges the validity of any patents or proprietary rights of ours, we may become involved in intellectual property disputes and litigation that would be costly and time-consuming.

        Although third parties may infringe on our patents and other intellectual property rights, we may not be aware of any such infringement, or we may be aware of potential infringement but elect not to seek to prevent such infringement or pursue any claim of infringement, and the third party may continue its potentially infringing activities. Any decision whether or not to take further action in response to potential infringement of our patent or other intellectual property rights may be based on a variety of factors, such as the potential costs and benefits of taking such action, and business and legal issues and circumstances. Litigation of claims of infringement of a patent or other intellectual property rights may be costly and time-consuming, may divert the attention of key Company personnel, and may not be successful or result in any significant recovery of compensation for any infringement or enjoining of any infringing activity. Litigation or licensing discussions may also involve or lead to counterclaims that could be brought by a potential infringer to challenge the validity or enforceability of our patents and other intellectual property.

        To protect our trade secrets and other proprietary information, we generally require our employees, consultants, contractors and outside collaborators to enter into written nondisclosure agreements. These agreements, however, may not provide adequate protection to prevent any unauthorized use, misappropriation or disclosure of our trade secrets, know-how or other proprietary information. These agreements may be breached, and we may not become aware of, or have adequate remedies in the event of, any such breach. Also, others may independently develop the same or substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

Our ability to innovate or market our products may be impaired by the intellectual property rights of third parties.

        Our success is dependent in part upon our ability to avoid infringing the patents or proprietary rights of others. Our industry and the electronics field are characterized by a large number of patents, patent filings and frequent litigation based on allegations of patent infringement. Competitors may have filed applications for, or have been issued, patents, and may obtain additional patents and proprietary rights related to devices, services or processes that we compete with. We may not be aware of all of the patents or patent applications potentially adverse to our interests that may have been filed or issued to others.

        U.S. patent applications may be kept confidential while pending in the Patent and Trademark Office. If other companies have or obtain patents relating to our products or services, we may be required to obtain licenses to those patents or to develop or obtain alternative technology. We may not be able to obtain any such licenses on acceptable terms, or at all. Any failure to obtain such licenses could impair or foreclose our ability to make, use, market or sell our products and services.

        Based on the litigious nature of our industry and the electronics field and the fact that we may pose a competitive threat to some companies who own or control various patents, it is possible that one or more third parties may assert a patent infringement claim seeking damages and to enjoin the manufacture, use, sale and marketing of our products and services. If a third party asserts that we have infringed on its patent or proprietary rights, we may become involved in intellectual property disputes and litigation that would be costly and time-consuming and could impair or foreclose our ability to make, use, market or sell our products and services. Lawsuits may have already been filed against us without our knowledge. Additionally, we may receive notices from other third parties suggesting or asserting that we are infringing their patents and inviting us to license such patents. We do not believe that we are infringing on any other party's patents or that a license to any such patents is necessary. Should litigation over such patents arise, we intend to vigorously defend against any allegation of infringement.

        If we are found to infringe on the patent or intellectual property rights of others, we may be required to pay damages, stop the infringing activity or obtain licenses or rights to the patents or other intellectual property in order to use, manufacture, market or sell our products and services. Any required license may not be available to us on acceptable terms or at all. If we succeed in obtaining such licenses, payments under such licenses would reduce any earnings from our products. In addition, licenses may be non-exclusive and, accordingly, our competitors may have access to the same technology as that which may be licensed to us. If we fail to obtain a required license or are unable to alter the design of our product candidates to make a license unnecessary, we may be unable to manufacture, use, market or sell our products and services, which could significantly affect our ability to achieve, sustain or grow our commercial business.

If we are unable to successfully integrate recently acquired companies and technology, we may not realize the benefits anticipated and our future growth may be adversely affected.

        In the past two years we have grown through acquisitions of companies and technology, including our acquisition of Mednet Healthcare Technologies, Inc. in February 2014. Acquisitions involve risks associated with our assumption of the liabilities of an acquired company, which may be liabilities that we were or are unaware of at the time of the acquisition, potential write-offs of acquired assets and potential loss of the acquired company's key employees or customers. Physician, patient and customer satisfaction or performance problems with an acquired business, technology, service or device could also have a material adverse effect on our reputation. Additionally, potential disputes with the seller of an acquired business or its employees, suppliers or customers and amortization expenses related to intangible assets could adversely affect our business, operating results and financial condition. If we fail to properly evaluate and execute acquisitions, our business may be disrupted and our operating results and prospects may be harmed.

        Furthermore, integrating acquired companies or new technologies to our business may prove more difficult than we anticipate. We may encounter difficulties in successfully integrating our operations, technologies, services and personnel with that of the acquired company, and our financial and management resources may be diverted from our existing operations. Offices in multiple states create a strain on our ability to effectively manage our operations and key personnel. If we elect to consolidate our facilities, we may lose key personnel unwilling to relocate to the consolidated facility, may have difficulty hiring appropriate personnel at the consolidated facility and may have difficulty providing continuity of service through the consolidation.

The success of our business is partially dependent on our ability to raise capital, and failure to raise the necessary capital may adversely affect our results of operations, financial condition and stock price.

        We believe that our existing cash and cash equivalents, together with our revolving credit facility with MidCap Financial, LLC, will be sufficient to meet our anticipated cash requirements for the foreseeable future. However, our future funding requirements will depend on many factors, including:

  •
  the results of our operations;

  •
  the reimbursement rates associated with our products and services;

  •
  our ability to secure contracts with additional commercial payors providing for the reimbursement of our services;

  •
  the costs associated with manufacturing and building our inventory of our current and future generation monitors;

  •
  the costs of hiring additional personnel and investing in infrastructure to support future growth;

  •
  the costs of undertaking future strategic initiatives, such as acquisitions or joint ventures;

  •
  the emergence of competing technologies and products and other adverse market developments;

  •
  the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights or defending against claims of infringement by others; and

  •
  actions taken by the FDA, CMS and other regulatory authorities affecting MCOT™ and competitive products.

        If we decide to raise additional capital in the future, such capital may not be available on reasonable terms, or at all. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and financial ratios that may restrict our ability to operate our business.

The Company's business depends on its ability to attract and retain talented employees.

        The Company's business is based on successfully attracting and retaining talented employees. The market for highly skilled workers and leaders in its industry is extremely competitive. If the Company is less successful in its recruiting efforts, or if it is unable to retain key employees, its ability to develop and deliver successful products and services may be adversely affected.

Our patient services business is dependent upon physicians prescribing our services; and failure to obtain those prescriptions may adversely affect our revenue.

        The success of our patient services segment is dependent upon physicians prescribing our services. Our success in obtaining prescriptions will be directly influenced by a number of factors, including:

  •
  the ability of the physicians with whom we work to obtain sufficient reimbursement and be paid in a timely manner for the professional services they provide in connection with the use of our arrhythmia monitoring solutions;

  •
  continuing to establish ourselves as a comprehensive arrhythmia monitoring services provider;

  •
  our ability to educate physicians regarding the benefits of MCOT™ over alternative diagnostic monitoring solutions; and

  •
  the clinical efficacy of MCOT™.

        If we are unable to educate physicians regarding the benefits of MCOT™ and obtain sufficient prescriptions for our services, revenue from the provision of our arrhythmia monitoring solutions could potentially decrease.

CMS recently reduced the national reimbursement rate for our mobile cardiac telemetry service and this reduction may decrease our revenues and adversely affect our results of operations and financial condition.

        The national reimbursement rate for our cardiac telemetry service is continuously subject to change. On December 4, 2013, the Company announced that CMS published a reduction to the reimbursement for remote cardiac monitoring services effective January 1, 2014. This reduction will impact all providers of remote cardiac monitoring services and will result in a 13.7% decrease to the national reimbursement rate for the MCOTTM service. If these rates had been in effect for 2013, we estimate that the Company's revenue would have been negatively impacted by approximately 3.8%. Effective January 1, 2014 for MCOTTM services, the national rate is $658.46 and the California rate is $904.41 after sequestration. These rates are in effect until March 31, 2014.

        Reimbursement to healthcare providers, including the Company, is subject to continuing change in policies by CMS. Reimbursement from governmental payors is subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and other policy changes, all of which could materially decrease the range of services or the rate for which we are reimbursed. Reimbursement under the Medicare program for our services is subject to the physician fee schedule that is typically updated annually.

        The amounts paid under the physician fee schedule are based on geographically adjusted relative value units, or RVUs, for each procedure or service, adjusted by a budget neutrality adjustor, and multiplied by an annually determined conversion factor. Historically, the formula used to calculate the fee schedule conversion factor resulted in significant decreases in payment levels. However, in every year from 2004 through 2013, Congress has intervened multiple times to freeze or increase the conversion factor.

        Using the relative value formula and values currently in place, the Company's national rate for 2013 was approximately $736 per service. The Company's national rate was $694 for 2012 and $681 for 2011. Beginning in February 2012, the Company moved its monitoring for Medicare patients to San Francisco, CA. The reimbursement rate for Medicare patients serviced in the San Francisco, CA facility, adjusted for local geographic pricing, was $1,000 for 2013 and $943 per service for 2012. Effective April 1, 2013, the Company's Medicare rate was reduced by an additional 2% due to federal sequestration, resulting in the Company receiving $985 per service for the remainder of 2013.

Reimbursement by Medicare is highly regulated and subject to change and our failure to comply with applicable regulations could decrease our revenue, subject us to penalties or adversely affect our results of operations.

        The Medicare program is administered by CMS, which imposes extensive and detailed requirements on medical services providers, including, but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims, how we operate our monitoring facilities and how and where we provide our arrhythmia monitoring solutions. Our failure to comply with applicable Medicare rules could result in discontinuing our reimbursement under the Medicare payment program, our being required to return funds already paid to us, civil monetary penalties, criminal penalties and/or exclusion from the Medicare program.

Changes in the reimbursement rate that commercial payors and Medicare will pay for our services could adversely affect our revenue.

        We receive reimbursement for our services from commercial payors and from Medicare administrative contractors with jurisdiction in the state where the services are performed. In addition, our prescribing physicians receive reimbursement for professional interpretation of the information provided by our products and services from commercial payors or Medicare. Average commercial reimbursement rates have declined from 2009 to 2013. Over time, we expect that commercial payors may transition from commercial pricing to the CMS national rate, which is lower than those rates historically paid by commercial payors. Furthermore, when commercial payors combine their operations, the combined company may elect to reimburse for our products and services at the lowest rate paid by any of the participants in the consolidation. If one of the payors participating in the consolidation does not reimburse for one of our products or services, such as MCOT™, at all, the combined company may elect not to reimburse for such product or service. A decrease in the reimbursement rates would adversely affect our financial results.

Audits or denials of our claims by government agencies and private payors could reduce our revenues and have an adverse effect on our results of operations.

        As part of our business operations, we submit claims on behalf of patients directly to, and receive payments from, Medicare, Medicaid, and other third-party payors. We are subject to extensive government regulation, including requirements for submitting reimbursement claims under appropriate codes and maintaining certain documentation to support our claims. Medicare contractors and Medicaid agencies periodically conduct pre- and post-payment reviews and other audits of claims and are under increasing pressure to more closely scrutinize healthcare claims and supporting documentation. We have been and are currently subject to pre-and post-payment reviews as well as audits of claims under CMS' Recovery Audit Program and may experience such reviews and audits of claims in the future. Such reviews and similar audits of our claims could result in material delays in payment, as well as material recoupments or denials, which would reduce our net sales and profitability, or result in our exclusion from participation in the Medicare or Medicaid programs. We are also subject to similar review and audits from private payors, which may also result in material delays in payment and material recoupments and denials.

We may experience difficulty in obtaining reimbursement for our services from commercial payors that consider our technology to be experimental and investigational, which would adversely affect our revenue and operating results.

        Many commercial payors refuse to enter into contracts to reimburse the fees associated with medical devices or services that such payors determine to be "experimental and investigational." Commercial payors typically label medical devices or services as "experimental and investigational" until such devices or services have demonstrated product superiority evidenced by a randomized clinical trial. We completed a clinical trial in March 2007 that showed that MCOT™ provided higher diagnostic yield than traditional loop event monitoring. Prior to our clinical trial, MCOT™ was labeled "experimental and investigational" by several commercial payors. Since the trial was published in March 2007, we have obtained contracts with many of these commercial payors that previously labeled MCOT™ as "experimental and investigational." We have not obtained contracts with certain remaining commercial payors, however, and these payors have informed us that they do not believe the data from this trial justifies the removal of the experimental designation. As a result, these commercial payors may refuse to reimburse the technical and professional fees associated with MCOT™.

        If commercial payors or Medicare decide not to reimburse our services or the related services provided by physicians, or the rates of such reimbursement change, or if we fail to properly administer claims, our revenue could fail to grow and could decrease.

We have a concentrated number of commercial payors and losing one of them would reduce our sales and adversely affect our business and operating results.

        A small number of commercial payors represent a significant percentage of our revenue. In the year ended December 31, 2013, our top 10 commercial payors by revenue accounted for approximately 72% of our patient services revenue. Our agreements with these commercial payors typically allow either party to the contract to terminate the contract by providing between 60 and 120 days prior written notice to the other party at any time following the end of the initial term of the contract. Our commercial payors may elect to terminate or not to renew their contracts with us for any reason and, in some instances can unilaterally change the reimbursement rates they pay. In the event any of our key commercial payors terminate their agreements with us, elect not to renew or enter into new agreements with us upon expiration of their current agreements, or do not renew or establish new agreements on terms as favorable as are currently contracted, our business, operating results and prospects would be adversely affected.

We have a concentration of risk related to the accounts receivable from one customer and failure to fully collect outstanding balances from this customer, or a combination of other customers, may adversely affect our results of operations.

        As of December 31, 2013, we have balances owed to us from one customer, Medicare, representing approximately 18% of our total net accounts receivable. We maintain an allowance for doubtful accounts based on the collections history and aging of outstanding receivables, as well as for any specific instances we become aware of that may preclude us from reasonably assuring collection on outstanding balances. Determining the allowance for doubtful accounts is judgmental in nature and often involves the use of significant estimates. A determination that requires a change in our estimates could have a materially adverse effect on our financial condition and operating results.

If we do not have enough equipment or experience delays in manufacturing, we may be unable to fill prescriptions in a timely manner, physicians may elect not to prescribe MCOT™, and our revenue and growth prospects could be harmed.

        When a physician prescribes MCOT™ to a patient, our customer service department begins the patient hook-up process, which includes procuring a monitor, sensor and base from our distribution department and sending them to the patient. While our goal is to provide each patient a MCOT™ in a timely manner, we have experienced, and may in the future experience, delays due to the availability of devices, primarily when converting to a new generation of device or in connection with the increase in prescriptions following potential acquisitions of other companies.

        We may also experience shortages of monitors, sensors or bases due to manufacturing difficulties. Multiple suppliers provide the components used in our MCOT™ devices, but our Minnesota facility is registered and approved by the FDA as the manufacturer of record of MCOT™ devices. Our manufacturing operations could be disrupted by fire, earthquake or other natural disaster, a labor-related disruption, failure in supply or other logistical channels, electrical outages or other reasons. If there were a disruption to our facility in Minnesota, we would be unable to manufacture MCOT™ devices until we have restored and re-qualified our manufacturing capability or developed alternative manufacturing facilities.

        Our success in obtaining future prescriptions from physicians is dependent upon our ability to promptly deliver monitors, sensors and bases to our patients, and a failure in this regard would have an adverse effect on our revenue and growth prospects.

Our wireless and data agreement with Verizon terminates this year, and failure to renew could adversely affect our ability to manage our data, our results of operations, and revenue.

        Our agreement with Verizon, who is the sole provider of wireless cellular data connectivity solutions, data hosting and queuing services for our MCOT™ monitoring service, terminates in September 2014. If we are unable to renew this agreement we would be forced to seek alternative providers of data transmission and data hosting services, which might not be available on commercially reasonable terms or at all.

Interruptions or delays in telecommunications systems could impair the delivery of MCOT™ services.

        The success of MCOT™ is dependent upon our ability to store, retrieve, process and manage data and to maintain and upgrade our data processing and communication capabilities. The MCOT™ monitors rely on a third party wireless carrier to transmit data over its data network during times that the monitor is removed from its base. All data sent by our monitors via this wireless data network or via landline is routed directly to Verizon data centers and subsequently routed to our monitoring centers. We are dependent upon this third party wireless carrier to provide data transmission and data hosting services to us through our agreement with Verizon. We have no control over the status of the agreement between Verizon and the wireless carrier. If we fail to maintain our relationship with Verizon, or if we lose wireless carrier services, we would be forced to seek alternative providers of data transmission and data hosting services, which might not be available on commercially reasonable terms or at all.

        As we expand our commercial activities, an increased burden will be placed upon our data processing systems and the equipment upon which they rely. Interruptions of our data networks, or the data networks of Verizon, for any extended length of time, loss of stored data or other computer problems could have a material adverse effect on our business and operating results. Frequent or persistent interruptions in our arrhythmia monitoring services could cause permanent harm to our reputation and could cause current or potential users of MCOT™ or prescribing physicians to believe that our systems are unreliable, leading them to switch to our competitors. Such interruptions could result in liability, claims and litigation against us for damages or injuries resulting from the disruption in service.

        Our systems are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, break-ins, sabotage, and acts of vandalism. Despite any precautions that we may take, the occurrence of a natural disaster or other unanticipated problems could result in lengthy interruptions in these services. We do not carry business interruption insurance to protect against losses that may result from interruptions in service as a result of system failures. Moreover, the communications and information technology industries are subject to rapid and significant changes, and our ability to operate and compete is dependent on our ability to update and enhance the communication technologies used in our systems and services.

New products and technological advances by our competitors may negatively affect our market share, commercial opportunities and results of operations.

        The market for arrhythmia monitoring solutions is evolving rapidly and becoming increasingly competitive. Our industry is highly fragmented and characterized by a small number of large providers and a large number of smaller regional service providers. These third parties compete with us in marketing to payors and prescribing physicians, recruiting and retaining qualified personnel, acquiring technology and developing solutions complementary to our programs. In addition, as companies with substantially greater resources than ours enter our market, we will face increased competition. If our competitors are better able to develop and patent arrhythmia monitoring solutions than us, or develop more effective or less expensive arrhythmia monitoring solutions that render our solutions obsolete or non-competitive, or deploy larger or more effective marketing and sales resources than ours, our business will be harmed and our commercial opportunities will be reduced or eliminated.

We operate in an intensely competitive industry, and our failure to respond quickly to technological developments and incorporate new features into our products could harm our ability to compete.

        We operate in an intensely competitive industry that experiences rapid technological developments, changes in industry standards, changes in patient requirements, and frequent new product introductions and improvements. If we are unable to respond quickly and successfully to these developments, we may lose our competitive position, and our products or technologies may become uncompetitive or obsolete. To compete successfully, we must maintain a successful research and development effort, develop new products and production processes, and improve our existing products and processes at the same pace or ahead of our competitors. Our research and development efforts are aimed at solving increasingly complex problems, as well as creating new technologies, and we do not expect that all of our projects will be successful. If our research and development efforts are unsuccessful, our future results of operations could be materially harmed.

Our business depends on sophisticated information technology systems to operate and a cyber-attack or other breach of these systems could have a material adverse effect on our results of operations.

        The size, complexity, and nature of information in our information technology systems makes them vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy, or other significant disruption. While we have invested in our systems and the protection of our data to reduce the risk of attack or invasion and we monitor our systems on an ongoing basis for any current or potential threats, there can be no assurance that these measures and efforts will prevent future interruptions or breakdowns that could have a significant effect on our business.

Violation of federal and state laws regarding privacy and security of patient information may adversely affect our business, financial condition or operations.

        The use and disclosure of certain health care information by health care providers and their business associates have come under increased public scrutiny. Federal standards under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, establish rules concerning how individually-identifiable health information may be used, disclosed and protected. Historically, state law had governed confidentiality issues, and HIPAA preserves these laws to the extent they are more protective of a patient's privacy or provide the patient with more access to his or her health information. Additionally, the more recent Health Information Technology for Economic and Clinical Health (HITECH) Act and associated changes to HIPAA imposes additional requirements relating to the privacy, security and transmission of individually identifiable health information. We must operate our business in a manner that complies with all applicable laws, both federal and state, and that does not jeopardize the ability of our customers to comply with all applicable laws. We believe that our operations are consistent with these legal standards. Nevertheless, these laws and regulations present risks for health care providers and their business associates that provide services to patients in multiple states. Because some of these laws and regulations are recent, and few have been interpreted by government regulators or courts, we may need to adjust our interpretations of these laws and regulations over time. If a challenge to our activities is successful, it could have an adverse effect on our operations, may require us to forego relationships with customers in certain states and may restrict the territory available to us to expand our business. In addition, even if our interpretations of HIPAA and other federal and state laws and regulations are correct, we could be held liable for unauthorized uses or disclosures of patient information as a result of inadequate systems and controls to protect this information or as a result of the theft of information by unauthorized computer programmers who penetrate our network security. Violation of these laws against us could have a material adverse effect on our business, financial condition and results of operations. For example, we experienced the theft of two unencrypted laptop computers and as a result were required to provide notices under the HIPAA Breach Notification Rule. Although we have been in compliance with our obligations stemming from these incidents, there has yet to be an outcome to the ongoing investigation into the thefts by the United States Department of Health and Human Services' Office for Civil rights. The Company is unable to predict what action, if any, might be taken in the future by the Office for Civil Rights or other governmental authorities as a result of this investigation or what impact, if any, the outcome of this matter might have on the Company's results of operations.

Our operations and the operations of our physicians and patients are subject to regulation aimed at preventing health care fraud and abuse and if we are unable to fully comply with such laws, the Company could face substantial penalties.

        Our operations may be directly or indirectly affected by various broad state and federal health care fraud and abuse laws, including the Federal Healthcare Programs' Anti-Kickback Statute and the federal False Claims Act. For some of our services, we directly bill physicians, who, in turn, bill payors. Although we believe such payments are proper and in compliance with laws and regulations, we may be subject to claims asserting that we have violated these laws and regulations. If our past or present operations are found to be in violation of these laws, we or our officers may be subject to civil or criminal penalties, including large monetary penalties, damages, fines, imprisonment and exclusion from Medicare and Medicaid program participation. Furthermore, if we knowingly "cause" the filing of false claims for reimbursement with government programs such as Medicare and Medicaid we may be subject to substantial civil penalties, including treble damages.

        The federal False Claims Act also contains "whistleblower" or "qui tam" provisions that allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the government. In recent years, the number of suits brought in the medical industry by private individuals has increased dramatically. Various states have enacted laws modeled after the federal False Claims Act, including "qui tam" provisions, and some of these laws apply to claims filed with commercial insurers. Even if we are not found to have violated any of these federal or state anti-fraud or false claims acts, the costs of defending these claims could adversely affect our results of operations.

The operation of our call centers and monitoring facilities is subject to rules and regulations governing IDTFs and state licensure requirements; failure to comply with these rules could prevent us from receiving reimbursement from Medicare and some commercial payors.

        We have call centers and monitoring facilities in Pennsylvania, Minnesota and California that analyze the data obtained from arrhythmia monitors and report the results to physicians. In order for us to receive reimbursement from Medicare and some commercial payors, we must have a call center certified as an IDTF. Certification as an IDTF requires that we follow strict regulations governing how the center operates, such as requirements regarding the experience and certifications of the technicians who review data transmitted from our monitors. These rules and regulations vary from location to location and are subject to change. If they change, we may have to change the operating procedures at our monitoring facilities and call centers, which could increase our costs significantly. If we fail to obtain and maintain IDTF certification, our services may no longer be reimbursed by Medicare and some commercial payors, which could have a material adverse impact on our business.

Changes in the health care industry or tort reform could reduce the number of arrhythmia monitoring solutions ordered by physicians, which could result in a decline in the demand for our solutions, pricing pressure and decreased revenue.

        Changes in the health care industry directed at controlling health care costs or perceived over-utilization of arrhythmia monitoring solutions could reduce the volume of solutions ordered by physicians. If more health care cost controls are broadly instituted throughout the health care industry, the volume of cardiac monitoring solutions could decrease, resulting in pricing pressure and declining demand for our services, which could harm our operating results. In addition, it has been suggested that some physicians order arrhythmia monitoring solutions, even when the services may have limited clinical utility, primarily to establish a record for defense in the event of a claim of medical malpractice against the physician. Legal changes increasing the difficulty of initiating medical malpractice cases, known as tort reform, could reduce the amount of our services prescribed as physicians respond to reduced risks of litigation, which could harm our operating results.

Legislation and policy changes reforming the United States healthcare system may have a material adverse effect on our operating results and financial condition.

        On March 23, 2010, both the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law. Together, the two measures make the most sweeping and fundamental changes to the United States health care system since the creation of Medicare and Medicaid. The Health Care Reform laws include a large number of health-related provisions to take effect over the next few years, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, requiring manufacturers to report payments or other transfers of value made to physicians and teaching hospitals, and modifying certain payment systems to encourage more cost-effective care.

        In addition, various healthcare reform proposals have also emerged at the state level. We cannot predict the effect that newly enacted laws or any future legislation or regulation will have on us. However, the implementation of new legislation and regulation may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business.

Failure to appropriately track and report certain payments and physician hospitals may violate certain federal reporting laws and subject us to fines and penalties.

        Section 6002 of the Affordable Care Act requires certain medical devices manufacturers that produce devices covered by the Medicare and state Medicaid programs to report annually to the government certain payments to physicians and teaching hospitals. If we fail to appropriately track and report such payments to the government, we could be subject to civil fines and penalties, which could adversely affect the results of our operations.

If we or our suppliers fail to achieve or maintain regulatory approval of manufacturing facilities, our growth could be limited and our business could be harmed.

        We currently assemble the monitors, sensors and bases for MCOT™, and manufacture wEvent, event and Holter monitors in our Eagan, MN facility. Monitors used for Pacemaker services are purchased from third parties. In order to maintain compliance with FDA and other regulatory requirements, our manufacturing facilities must be periodically re-evaluated and qualified under a quality system to ensure they meet production and quality standards. Suppliers of components and products used to manufacture MCOT™, wEvent, event and Holter devices, and the manufacturers of the monitors used in Pacemaker and INR services must also comply with FDA regulatory requirements, which often require significant resources and subject us and our suppliers to potential regulatory inspections and stoppages. If we or our suppliers do not maintain regulatory approval for our manufacturing operations, our business could be adversely affected.

Our dependence on a limited number of suppliers may prevent us from delivering our devices on a timely basis.

        We currently rely on a limited number of suppliers of components for MCOT™, wEvent, event and Holter devices. If these suppliers became unable to provide components in the volumes needed or at an acceptable price, we would have to identify and qualify acceptable replacements from alternative sources of supply. The process of qualifying suppliers is lengthy. Delays or interruptions in the supply of our requirements could limit or stop our ability to provide sufficient quantities of devices on a timely basis, meet demand for our services, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to new medical device taxes that impose additional taxes on our services.

        Effective January 1, 2013, as a result of the passage of the Affordable Care Act, manufacturers of certain medical devices are subject to an excise tax on the sale of the devices. Several devices that are manufactured by our product segment are subject to these taxes. The tax is 2.3% of the sale price of the applicable medical device. The manufacturer is responsible for remitting these taxes to the Federal Government. If taxes are not collected from customers in an amount equal to the taxes owed, or the taxes are not remitted in a timely matter, we may be subject to penalties and fees that could adversely affect our business. Furthermore, if we are forced to raise our prices as a result of the tax, then customers may stop or purchase less of our products, hurting our revenue and results of operations.

We could be subject to medical liability or product liability claims, which may not be covered by insurance and which would adversely affect our business and results of operations.

        The design, manufacture and marketing of services of the types we provide entail an inherent risk of product liability claims. Any such claims against us may require us to incur significant defense costs, irrespective of whether such claims have merit. In addition, we provide information to health care providers and payors upon which determinations affecting medical care are made, and claims may be made against us resulting from adverse medical consequences to patients resulting from the information we provide. In addition, we may become subject to liability in the event that the devices we use fail to correctly record or transfer patient information or if we provide incorrect information to patients or health care providers using our services. We have also agreed to indemnify Verizon for any claims resulting from the provision of our services. If we incur one or more significant claims against us, if we are required to indemnify Verizon as a result of the provision of our services, or if we are required to undertake remedial actions in response to any such claims, such claims or actions would adversely affect our business and results of operations.

        Our liability insurance is subject to deductibles and coverage limitations. In addition, our current insurance may not continue to be available to us on acceptable terms, if at all, and, if available, the coverage may not be adequate to protect us against any future claims. If we are unable to obtain insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect against any claims against us, we will be exposed to significant liabilities, which may adversely affect our business and results of operations.

We are subject to numerous FDA regulations and decisions and it may be costly to comply with these regulations and decisions and to develop compliant products and processes.

        The monitors, sensors and bases that we manufacture and use as part of our MCOT™ product are classified as medical devices and are subject to extensive regulation by the FDA. Further, we maintain establishment registration with the FDA as a distributor of medical devices. FDA regulations govern manufacturing, labeling, promotion, distribution, importing, exporting, shipping and sale of these devices. Our MCOT™ devices, including our C3 and C5 monitors, and our arrhythmia detection algorithms have "510(k) clearance" status from the FDA. Modifications to our MCOT™ devices or our algorithms that could significantly affect safety or effectiveness, or that could constitute a significant change in intended use, would require a new clearance from the FDA. If in the future we make changes to our MCOT™ devices or our algorithms, the FDA could determine that such modifications require new FDA clearance, and we may not be able to obtain such FDA clearances timely, or at all.

        We are subject to continuing regulation by the FDA, including quality regulations applicable to the manufacture of our MCOT™, event and Holter devices and various reporting regulations, as well as regulations that govern the promotion and advertising of medical devices. The FDA could find that we have failed to comply with one of these requirements, which could result in a wide variety of enforcement actions, ranging from a warning letter to one or more severe sanctions. These sanctions could include fines, injunctions and civil penalties; recall or seizure of MCOT™ devices; operating restrictions, partial suspension or total shutdown of production; refusal to grant 510(k) clearance of new components or algorithms; withdrawing 510(k) clearance already granted to one or more of our existing components or algorithms; and criminal prosecution. Any of these enforcement actions could be costly and significantly harm our business, financial condition and results of operations.

New regulations related to conflict minerals may adversely impact our business.

        The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo and adjoining countries ("DRC"). Due to the materials used in certain of the products manufactured by our subsidiary, Braemar Manufacturing, LLC, we must comply with annual disclosure and reporting rules adopted by the SEC by assessing whether the subject minerals contained in Braemar's products originated in the DRC. Our supply chain is complex since we do not source our minerals directly from the original mine or smelter. Consequently, we incur costs in complying with these disclosure requirements, including for due diligence to determine the source of the subject minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The rules may adversely affect the sourcing, supply and pricing of materials used in our products throughout the supply chain beyond our control, whether or not the subject minerals are "conflict free." Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all subject minerals used in our products through our diligence process.

If our clients discontinue using our services or cancel projects, revenue may be adversely affected and we may not receive future business from these clients.

        Clients may cease using our services or may prematurely cancel projects. The cancellation or delay of a large contract or multiple contracts could have an adverse material effect on our revenue and profitability. The loss of clients or individual contracts could have an adverse effect if we are unable to attract new clients or unable to replace projects. Historically, clients have cancelled or discontinued projects and may in the future cancel their contracts for various reasons including:

  •
  unexpected or undesired clinical results of the product;

  •
  a decision that a particular study is no longer necessary or needed;

  •
  insufficient patient enrollment or poor project performance; and

  •
  production problems resulting in shortages of the drugs.

We are reliant on the outsourcing of research and development by pharmaceutical, clinical research and biotechnology companies.

        We are reliant on the ability and willingness of pharmaceutical, clinical research and biotechnology companies to continue to spend on research and development and to outsource the types of research services that we provide. As such, we are impacted and subject to risks, uncertainties and trends that affect companies in these industries. Any downturn in these industries or reduction in spending or outsourcing could adversely affect our business.

Future sales of our common stock may depress our stock price.

        Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2013, we had 25,812,754 outstanding shares of vested common stock. In addition, we have outstanding 3,993,590 options and restricted stock units ("RSUs") to purchase shares of our common stock that will become exercisable over the next four years. If exercised, these options and RSUs would result in additional shares becoming available for sale.

Anti-takeover provisions in our charter documents and Delaware law might deter acquisition bids for us that our stockholders might consider favorable.

        Our amended and restated certificate of incorporation and bylaws contain provisions that may make the acquisition of our Company more difficult without the approval of our Board of Directors. These provisions:

  •
  establish a classified board of directors so that not all members of our board are elected at one time;

  •
  authorize the issuance of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval, and which may include rights superior to the rights of the holders of common stock;

  •
  prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

  •
  provide that the board of directors is expressly authorized to make, alter, or repeal our bylaws; and

  •
  establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

        In addition, because we are incorporated in Delaware, we are subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change of control of our Company, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and cause us to take other corporate actions such stockholders desire.

We may not be able to realize our net operating loss carryforwards.

        The Company's deferred tax assets include net operating loss carryforwards that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The timing and manner in which the Company can utilize its net operating loss carryforward and future income tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding the change in ownership of corporations. Such limitation may have an impact on the ultimate realization of the Company's carryforwards and future tax deductions. Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize net operating losses if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by the Company at the time of the change that are recognized in the five-year period after the change. Currently, the Company's loss carryforwards are limited under Section 382.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We lease facilities in the following locations:

  •
  47,000 square feet of space for our headquarters and service center in Malvern, PA, under an agreement that expires in March 2021;

  •
  24,000 square feet of space for our event and Holter monitoring, as well as product production in Eagan, MN, under an agreement that expires in January 2017;

  •
  13,000 square feet of space for research services in Rockville, MD under an agreement that expires in November 2018;

  •
  12,000 square feet of space dedicated to research and development, various IT functions, and engineering activities in San Diego, CA, under an agreement that expires in January 2015;

  •
  11,000 square feet of space for our distribution operation in Phoenix, AZ, under an agreement that expires in April 2015;

  •
  10,000 square feet of space for our distribution operation in Chester, PA, under an agreement that expires in October 2014;

  •
  7,000 square feet of space for our MCOT™ monitoring facility in San Francisco, CA, under an agreement that expires in March 2019;

  •
  4,000 square feet of space for research services in San Francisco, CA under an agreement that expires in October 2015;

  •
  2,000 square feet of space for Edina, MN, under an agreement that expires in February 2015; and

  •
  200 square feet of space for research services in London, UK under an agreement that expires in September 2014.

        We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Item 3.    Legal Proceedings

DOJ Civil Investigation

        On August 25, 2011, the Company received a Civil Investigative Demand ("CID") issued by the U.S. Department of Justice, Western District of Washington. The CID states that it was issued in the course of an investigation under the federal false claims act and seeks documents for the period January 1, 2007 through the date of the CID. The CID indicates that the investigation concerns allegations that the Company may have used inappropriate diagnosis codes when submitting claims for payment to Medicare for its real-time, outpatient cardiac monitoring services. The Company has provided information requested under the CID. The Company is unable to predict what action, if any, might be taken in the future by the Department of Justice or other governmental authorities as a result of this investigation or what impact, if any, the outcome of this matter might have on the Company's business, financial position or results of operations.

CardioNet v. Mednet Litigation

        On May 8, 2012, CardioNet, Inc. filed suit against Mednet Healthcare Technologies, Inc., MedTel 24, Inc., RhythmWatch LLC, and AMI Cardiac Monitoring, Inc., in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 2:12-CV-2517-JS) for patent infringement related to the making, use, offering for sale, and sale of the Heartrak ECAT device and monitoring services. The suit asserted that the defendants are infringing CardioNet's U.S. Patent Nos. 7,212,850, 7,907,996, 6,569,095, 7,587,237 and 7,941,207. CardioNet sought an injunction against each defendant, as well as monetary damages. The defendants asserted counterclaims alleging the patents in suit are invalid and not infringed.

        This litigation concluded on January 31, 2014 when the Court entered a Consent Judgment declaring all five CardioNet patents valid and enforceable, and infringed by the defendants' making, using, offering to sell, or selling the Heartrak ECAT device and monitoring services. The Consent Judgment also declared that all defendants are permanently enjoined from further infringement and are required to turn over all existing inventory of the Heartrak ECAT system to CardioNet and Braemar.

        Simultaneously, with the entry of the consent judgment, the Company, through its CardioNet subsidiary, entered into a definitive stock purchase agreement, to purchase all of the outstanding capital stock of Mednet and its affiliated entities for consideration of $5.5 million in cash and 96,649 shares of the Company's common stock. In addition, as a result of the acquisition, the Company, through CardioNet, assumed the outstanding secured debt of the Mednet entities in the aggregate amount of approximately $10 million, including interest.

CardioNet v. ScottCare Litigation

        On May 8, 2012, CardioNet, Inc. filed suit against The ScottCare Corporation and Ambucor Health Solutions, Inc. in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 2:12-CV-2516-PBT) for patent infringement under the same five CardioNet patents, as mentioned above in the Mednet litigation, related to the making, use, sale, and offering for sale of the ScottCare TeleSentry Mobile Cardiac Telemetry device and monitoring services. CardioNet is seeking an injunction against each defendant, as well as monetary damages. The ScottCare Corporation has asserted counterclaims alleging the patents in suit are invalid and not infringed.

        On May 10, 2013, CardioNet, Inc. and Braemar Manufacturing, LLC filed an Amended Complaint identifying Braemar as the new owner of all right, title and interest to the patents-in-suit with CardioNet as the exclusive licensee of these patents. Fact discovery is scheduled to close on April 17, 2014, with trial scheduled for November 10, 2014. Consistent with the accounting for contingent liabilities, no accrual has been recorded in the financial statements. The Company is vigorously pursuing its claims and defending against the counterclaims.

CardioNet v. LifeWatch Litigation

        On June 12, 2012, CardioNet, Inc. settled the patent infringement action brought on September 25, 2009 by LifeWatch Services, Inc., and Card Guard Scientific Survival, Ltd. ("Lifewatch"), the licensee and owner, respectively, of U.S. Patent Nos. 7,542,878 B2 ("the '878 Patent") and 5,730,143 ("the '143 Patent"), collectively ("Licensed Patents") against the Company's wholly owned subsidiary, Braemar Inc. ("Braemar") and one of its customers, eCardio Diagnostics, LLC ("eCardio"), in Federal District Court for the Northern District of Illinois, File No. 09-CV-6001. In this matter, Lifewatch alleged that Braemar and eCardio had infringed the Licensed Patents. Pursuant to the terms of the settlement agreement, the Company paid Lifewatch a lump sum of $0.3 million for a fully paid license, release, and covenant not to sue under the Licensed Patents for Braemar products. The covenant not to sue extends to Braemar's customers, including eCardio.

Item 4.    Mine Safety Disclosures

        Not Applicable.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

        Our common stock has been traded on the NASDAQ Global Market under the symbol "BEAT" since March 19, 2008. The following table sets forth the range of high and low sale prices of our common stock for the periods indicated.

  2013

Quarter Ended	High	Low
December 31, 2013	$11.72	$7.07
September 30, 2013	10.56	5.47
June 30, 2013	6.12	2.33
March 31, 2013	2.59	2.14

  2012

Quarter Ended	High	Low
December 31, 2012	$2.57	$2.01
September 30, 2012	2.60	1.86
June 30, 2012	3.11	2.02
March 31, 2012	3.37	2.49

        As of February 24, 2014, there were 26,036,418 shares of our common stock outstanding. Also as of that date, we had approximately 62 holders of record, including multiple beneficial holders at depositories, banks and brokers included as a single holder in the single "street" name of each respective depository, bank or broker.

Share Repurchases

        We did not repurchase any of our equity securities during 2013 or 2012.

Dividends

        We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our Board of Directors.

Stock Performance Graph

        The graph below compares the total stockholder return of an investment of $100 on March 19, 2008 (the first day of trading of our common stock on the NASDAQ Stock Exchange) through December 31, 2013 for (i) our common stock (ii) The NASDAQ Health Care Index and (iii) The Russell 2000 Index. Each of the three measures of cumulative total return assumes reinvestment of dividends, if any. The stock price performance shown on the graph below is based on historical data and is not indicative of future stock price performance.

Comparison of Cumulative Total Return
Among BioTelemetry, Inc., The NASDAQ Health Care Index
and The Russell 2000 Index

Company/Index	Base Period 3/19/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
BioTelemetry, Inc.	$100.00	$33.56	$26.44	$13.39	$12.88	$44.86
NASDAQ Health Care Index	$100.00	$108.59	$119.81	$125.22	$159.32	$250.21
Russell 2000 Index	$100.00	$96.87	$122.89	$117.75	$137.01	$190.20

        The foregoing graph and chart shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those acts.

Item 6.    Selected Financial Data

        The selected financial data set forth below are derived from our consolidated financial statements. The statement of operations for the years ended December 31, 2013, 2012 and 2011, and the balance sheet data at December 31, 2013 and 2012 are derived from our audited consolidated financial statements included elsewhere in this report. The statement of operations data for the years ended December 31, 2010 and 2009 and the balance sheet data at December 2011, 2010 and 2009 are derived from our audited consolidated financial statements which are not included herein.

        The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Item 7 of this report.

	Year ended December 31,
	2013	2012	2011	2010	2009
	in thousands, except per share data
Statement of Operations Data:
Revenues:
Patient services	$100,386	$93,640	$106,853	$119,924	$140,233
Research services	20,329	8,333	1,079	—	—
Product	8,786	9,521	11,090	—	388

Total revenues	129,501	111,494	119,022	119,924	140,621
Cost of revenues:
Patient services	35,177	36,793	42,258	47,492	48,688
Research services	11,317	3,726	571	—	—
Product	3,937	5,074	6,247	—	—

Total cost of revenues	50,431	45,593	49,076	47,492	48,688
Gross profit	79,070	65,901	69,946	72,432	91,933
Operating expenses:
General and administrative	36,569	32,644	35,011	34,657	39,153
Sales and marketing	26,275	25,604	27,821	29,338	34,656
Bad debt expense	7,787	11,912	12,080	18,578	19,982
Research and development	7,338	4,664	5,698	4,897	5,810
Integration, restructuring and other charges	7,982	4,236	4,659	4,654	12,981
Goodwill Impairment	—	—	45,999	—	—

Total operating expenses	85,951	79,060	131,268	92,124	112,582

Loss from operations	(6,881)	(13,159)	(61,322)	(19,692)	(20,649)
Other (loss) income, net	(223)	52	144	94	178

Loss before income taxes	(7,104)	(13,107)	(61,178)	(19,598)	(20,471)
(Provision) benefit for income taxes	(215)	905	(244)	(262)	(5)

Net loss	$(7,319)	$(12,202)	$(61,422)	$(19,860)	$(20,476)

Net loss per common share:
Basic and diluted	$(0.29)	$(0.49)	$(2.51)	$(0.82)	$(0.86)
Weighted average number of shares outstanding:
Basic and diluted	25,543,646	24,933,656	24,425,318	24,109,085	23,771,368

	As of December 31,
	2013	2012	2011	2010	2009
	in thousands
Balance Sheet Data:
Cash and cash equivalents	$22,151	$18,298	$18,531	$18,705	$49,152
Short-term available-for-sale investments	—	—	27,953	26,779	—
Working capital	25,215	24,932	57,177	60,634	75,383
Total assets	87,546	90,010	94,975	156,692	168,322
Total debt	—	—	—	—	—
Total shareholders' equity	66,829	69,998	77,997	134,928	149,353

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation

        You should read the following discussion and analysis of our financial condition and results of our operations in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled "Risk Factors," and elsewhere in this prospectus. We are on a calendar year end, and except where otherwise indicated below, "2013" refers to the year ended December 31, 2013, "2012" refers to the year ended December 31, 2012 and "2011" refers to the year ended December 31, 2011.

Overview

  Company Background

        BioTelemetry provides cardiac monitoring services, cardiac monitoring device manufacturing, and centralized cardiac core laboratory services. The Company operates under three segments: patient services, product, and research services. Prior to 2012, the company operated under two segments: patient services and product. The patient services segment is focused on the diagnosis and monitoring of cardiac arrhythmias, or heart rhythm disorders. The Company provides cardiologists and electrophysiologists who prefer to use a single source of cardiac monitoring services with a full spectrum of solutions, ranging from the differentiated Mobile Cardiac Outpatient TelemetryTM ("MCOT™") service to wEvent, event, Holter, Pacemaker and International normalized ratio ("INR") monitoring. INR monitoring is a measurement of blood coagulation in the circulatory system and is prescribed for patients on long term anticoagulation therapy. The product business segment focuses on the development, manufacturing, testing and marketing of medical devices to medical companies, clinics and hospitals. The research services segment is engaged in central core laboratory services providing cardiac monitoring, scientific consulting and data management services for drug and medical device trials.

        As of July 31, 2013, we reorganized to create a holding company structure. CardioNet, Inc., which was previously the public company, became a wholly-owned subsidiary of a newly formed entity, BioTelemetry, Inc. a Delaware corporation and all the outstanding shares of stock of CardioNet, Inc. was exchanged, on a one-for-one basis, for stock of BioTelemetry, Inc. Our new holding company began trading on August 1, 2013 on NASDAQ under our same symbol "BEAT".

  Recent Acquisitions

        In February 2012, the Company completed the acquisition of ECG Scanning & Medical Services, Inc. ("ECG Scanning"). ECG Scanning was engaged in providing cardiac monitoring services to general practitioners, internal medicine specialists, cardiologists and hospital cardiac care departments. The acquisition gave the Company access to established customer relationships. ECG Scanning is included in the Company's patient services segment.

        In August 2012, the Company completed the acquisition of Cardiocore Lab, Inc. ("Cardiocore"). Cardiocore is engaged in central core laboratory services that provide cardiac monitoring for drug and medical treatment trials. Cardiocore's primary customers are pharmaceutical companies and contract research organizations. The acquisition gave the Company access to industry expertise, an established operating structure and a substantial footprint in the core lab industry. Cardiocore is included in the Company's research services segment.

        On January 31, 2014, the Company, through its wholly-owned subsidiary CardioNet, LLC ("CardioNet"), acquired Mednet Healthcare Technologies, Inc., Heartcare Corporation of America, Inc., Universal Medical, Inc., and Universal Medical Laboratory, Inc. (together, the "Mednet entities") from Frank Movizzo ("Seller"), pursuant to the terms and conditions of a Stock Purchase Agreement among CardioNet, the Mednet entities and Mr. Movizzo (the "Purchase Agreement"). Pursuant to the terms of the Purchase Agreement, CardioNet purchased all of the outstanding capital stock of the Mednet entities from the Seller for consideration of $5.5 million in cash and 96,649 shares of the Company's common stock. In addition, as a result of the acquisition, the Company, through CardioNet, assumed outstanding secured debt of the Mednet entities in the aggregate amount of approximately $10 million, including interest.

  Verizon Supplier Agreement

        The Company established a relationship with Verizon in May 2003. Verizon is the sole provider of wireless cellular data connectivity solutions, data hosting and queuing services for the Company's MCOTTM monitoring service. The Company has no fixed or minimum financial commitment as it relates to network usage or volume activity. However, if the Company utilizes the monitoring and communications services of a provider, other than Verizon for MCOTTM, the Company may be subject to penalties and Verizon has the right to terminate its relationship with the Company. To date, no penalties have been incurred related to this agreement.

  Reimbursement-Patient Services

        The Company is dependent on reimbursement for its patient services by government and commercial insurance payors. Medicare reimbursement rates for the Company's MCOTTM, wEvent, event, Holter, Pacemaker and INR monitoring services have been established nationally by the Centers for Medicare and Medicaid Services ("CMS") and fluctuate periodically based on the annually published CMS rate table.

        In addition to government reimbursement through Medicare, the Company has successfully secured contracts with most national and regional commercial payors for its MCOT™, wEvent, event, Holter, Pacemaker and INR monitoring services. As of December 31, 2013, we had 236 active contracts with commercial payors that covered all of our monitoring services, 100 active contracts that covered our MCOTTM service only and approximately 17 active contracts that covered only event, Holter and Pacemaker services. The majority of the remaining lives that are not covered are insured by a small number of commercial insurance companies that have deemed MCOT™ to be experimental in nature and do not currently reimburse for MCOT™ services.

        On December 4, 2013, CMS published a reduction to the reimbursement for remote cardiac monitoring services effective January 1, 2014. This reduction will impact all providers of remote cardiac monitoring services and will result in a 13.7% decrease to the national reimbursement rate for the MCOT™ service. Commercial reimbursement pricing for our services has also declined over the past three years. Commercial pricing is affected by numerous factors, including the current Medicare reimbursement rates, competitive pressures, our ability to successfully negotiate favorable terms in our agreements and the perceived value and effectiveness of our services. We expect that the recent reimbursement reduction by CMS will put additional pricing pressure on the rates we are able to obtain with our commercial payors. Effective January 1, 2014, Medicare reduced their reimbursement pricing for cardiac monitoring.

  Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations are based on our financial statements, which we have prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosures. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances; however, actual results may differ from these estimates. We review our estimates and judgments on an ongoing basis.

        We believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results. Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements.

  Revenue Recognition

  Patient Services

        Patient services revenue includes revenue from MCOT™, wEvent, event, Holter, Pacemaker and INR monitoring services. The Company receives a significant portion of its revenue from third party commercial insurance organizations and governmental entities. It also receives reimbursement directly from patients through co-pays and self-pay arrangements. Billings for services reimbursed by contracted third party payors, including Medicare, are recorded as revenue net of contractual allowances. Adjustments to the estimated receipts, based on final settlement with the third party payors, are recorded upon settlement. If the Company does not have sufficient historical information regarding collectability from a given payor to support revenue recognition at the time of service, revenue is recognized when cash is received. Unearned amounts are appropriately deferred until the service is performed. For the years ended December 31, 2013, 2012 and 2011, revenue from Medicare as a percentage of the Company's patient services revenue was 45%, 44% and 36%, respectively.

  Product

        Product revenue includes revenue from product sales and repairs. The Company's product revenue is recognized at the time of sale.

  Research Services

        Research services revenue includes revenue for project management and core laboratory services. The Company's research services revenues are provided on a fee for service basis, and revenue is recognized as the related services are performed. We also provide consulting services on a time and materials basis and this revenue is recognized as the services are performed. Our site support revenue, consisting of equipment rentals and sales along with related supplies and logistics management, are recognized at the time of sale or over the rental period. Under a typical contract, customers pay us a portion of our fee for these services upon contract execution as an upfront deposit, some of which is typically nonrefundable upon contract termination. Unearned revenues are deferred, and then recognized as the services are performed.

        For arrangements with multiple deliverables, the revenue is allocated to each element (both delivered and undelivered items) based on their relative selling prices or management's best estimate of their selling prices, when vendor-specific or third-party evidence is unavailable.

        We record reimbursements received for out-of-pocket expenses, including freight, as revenue in the accompanying consolidated statements of operations. Revenue generally is recognized net of any taxes collected from customers and subsequently remitted to government authorities.

  Accounts Receivable

        Accounts receivable related to the patient services segment are recorded at the time revenue is recognized, net of contractual allowances, and are presented on the balance sheet net of allowance for doubtful accounts. The ultimate collection of accounts receivable may not be known for several months after services have been provided and billed. The Company records an allowance for doubtful accounts based on the aging of receivables using historical company specific data. The percentages and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods and analyses, including current and historical cash collections, and the aging of receivables by payor. Because of continuing changes in the health care industry and third party reimbursement, it is possible that our estimates could change, which could have a material impact on our operations and cash flows.

        Accounts receivable related to the product and research services segments are recorded at the time revenue is recognized, or when products or services become billable. The Company estimates the allowance for doubtful accounts on a specific account basis, and considers several factors in its analysis including customer specific information and the aging of the account.

        The Company will write-off receivables when the likelihood for collection is remote and when the Company believes collection efforts have been fully exhausted and it does not intend to devote additional resources in attempting to collect. The Company performs write-offs on a monthly basis. The Company wrote off $7.8 million and $14.2 million of receivables for the years ended December 31, 2013 and 2012, respectively. The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts. The Company recorded bad debt expense of $7.8 million and $11.9 million for the years ended December 31, 2013 and 2012, respectively.

  Stock Based Compensation

        ASC 718, Compensation—Stock Compensation, addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. ASC 718 requires that an entity measure the cost of equity-based service awards based on the grant-date fair value of the award and recognize the cost of such awards over the period during which the employee is required to provide service in exchange for the award (the vesting period). ASC 718 requires that an entity measure the cost of liability-based service awards based on current fair value that is re-measured subsequently at each reporting date through the settlement date. The Company also uses the provisions of ASC 505-50, Equity Based Payments to Non-Employees, to account for stock-based compensation awards issued to non-employees for services. Such awards for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASC 505-50.

        We estimate the fair value of our share-based awards to employees and directors using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the use of certain subjective assumptions. The most significant of these assumptions are the estimates of the expected volatility of the market price of the Company's stock and the expected term of the award. We base our estimates of expected volatility on the historical volatility of our stock price. The expected term represents the period of time that stock-based awards granted are expected to be outstanding. Other assumptions used in the Black-Scholes option valuation model include the risk-free interest rate and expected dividend yield. The risk-free interest rate for periods pertaining to the contractual life of each option is based on the U.S. Treasury yield of a similar duration in effect at the time of grant. We have never paid, and do not expect to pay, dividends in the foreseeable future. The fair value of our stock-based awards was estimated at the date of grant using the following assumptions:

	Year Ended December 31,
	2013	2012	2011
Expected volatility	60.3%	63.4%	62.0%
Expected term (in years)	6.71	6.31	6.25
Weighted-average risk-free interest rate	1.34%	1.15%	2.48%
Expected dividends	0.0%	0.0%	0.0%
Weighted-average grant date fair value per share	$1.90	$1.58	$2.82

        ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. Forfeitures are estimated based on our historical experience and distinct groups of employees that have similar historical forfeiture behavior are considered for expense recognition.

  Goodwill and Acquired Intangible Assets

        Goodwill is the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in a business combination. In accordance with ASC 350, Intangibles—Goodwill and Other, goodwill is reviewed for impairment annually, or when events arise that could indicate that impairment exists. The provisions of ASC 350 require that the Company perform a two-step impairment test. In the first step, the Company compares the fair value of its reporting units to the carrying value of the reporting units. If the carrying value of the net assets assigned to the reporting units exceeds the fair value of the reporting units, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting units' goodwill. If the carrying value of the reporting units' goodwill exceeds its implied fair value, an impairment loss equal to the difference is recorded.

        For the purpose of performing its goodwill impairment analysis, the Company considers its business to be comprised of three reporting units, patient services, product and research services. The Company calculates the fair value of the reporting units utilizing the income and market approaches. The income approach is based on a discounted cash flow methodology that includes assumptions for, among other things, forecasted income, cash flow, growth rates, income tax rates, expected tax benefits and long-term discount rates, all of which require significant judgment. The market approach utilizes the Company's market data. There are inherent uncertainties related to these factors and the judgment applied in the analysis. The Company believes that the combination of an income and a market approach provides a reasonable basis to estimate the fair value of its reporting units.

        The Company performed a goodwill impairment analysis for the years ended December 31, 2013 and 2012. These analyses did not indicate goodwill impairment in any of the reporting units.

        At December 31, 2011, the Company performed its required annual impairment test of goodwill. Based on this impairment test, the Company determined that its Product reporting unit's goodwill was not impaired. However, as a result of the impairment test, the Company determined that impairment may exist in the patient services reporting unit. Therefore, the Company performed Step 2 of the goodwill impairment analysis on its patient services reporting unit.

        The Step 2 analysis was performed by allocating the fair value of the patient services reporting unit to the identifiable assets, including unrecorded intangible assets and liabilities. This allocation is performed as if the reporting unit had been acquired in a business combination, and assumes the purchase price was equivalent to the fair value determined in Step 1 of the goodwill impairment test. The residual fair value of the reporting unit after allocation is the implied fair value of goodwill. This value is then compared to the carrying value of the reporting unit's goodwill. If the implied fair value of goodwill is less than the carrying value, impairment exists and a charge is recorded in the amount of the difference. As a result of the Company's analysis, an impairment charge of $45,999 was recorded for the year ended December 31, 2011 related to the patient services reporting unit.

Statements of Operations Overview

  Revenue

        The vast majority of our revenue is derived from cardiac monitoring services in our patient services segment. The amount of patient services revenue generated is based on the number of patients enrolled through physician prescriptions and the rates reimbursed to us by commercial payors, patients and Medicare. We expect MCOT™ pricing to decline in 2014 based on the recent reimbursement reduction announced by CMS. In the longer-term, we expect MCOT™ pricing to decline, consistent with the economic life cycle of a successful premium service, as a result of competition and the introduction of new technologies. Event, Holter and Pacemaker monitoring services utilize widely accepted technologies, and we expect the price to remain relatively constant or slightly decline in the long-term.

        Other sources of revenue include revenue generated from the sale of cardiac monitoring products to third-party distributors and service providers in our product segment. Product revenue is driven by the number of the units purchased by our customers, and the relative per unit pricing for various products. The average price per unit and volume for our product segment has been declining over the past couple of years as we focus an increasing amount of our production capacity on the manufacture of devices for our patient services segment. We expect product revenue to remain constant or decrease slightly.

        Additionally, revenue is generated in the research services segment through various study and consulting services, which includes activities such as project management, cardiac monitoring services, data management, equipment rental and customer support. Research services revenue is driven by our ability to enter into service contracts at various phases of the pharmaceutical drug development lifecycle. We expect volume to increase as the pharmaceutical industry moves increasingly towards central core lab services to conduct cardiac safety studies for drug development. Negotiated pricing for services contracts is subject to market pressures, but has remained relatively consistent over the last few years. We expect revenue from the research services segment to increase.

  Gross Profit

        Gross profit consists of revenue less the cost of revenue.

        Cost of revenue for the patient services segment includes:

  •
  salaries and benefits for personnel providing various services and customer support to physicians and patients including patient education, monitoring services, distribution services (scheduling, packaging and delivery of the devices to the patients), device repair and maintenance, and quality assurance;

  •
  cost of patient-related services provided by third-party subcontractors including device transportation to and from the patient and cellular airtime charges related to transmission of ECGs to the CardioNet Monitoring Centers;

  •
  consumable supplies sent to patients along with the durable components of MCOT™ devices; and

  •
  depreciation on our medical devices.

        Cost of revenue for the product segment includes the cost of materials and labor related to the manufacture of our products and product repair services.

        Cost of revenue for the research services segment includes:

  •
  depreciation on our medical devices;

  •
  cost of materials and transportation related to the sale of products and supplies;

  •
  cost of internal and third party medical specialists and technicians; and

  •
  salaries and benefits of personnel providing various services to customers including consulting, customer support, project management and certain information technology support.

        We expect multiple factors to influence our gross profit margins in the foreseeable future. If reimbursement rates decline in our patient services segment, it would have an adverse effect on our gross profit margin. Payor mix is unpredictable and dependent on the insurance coverage of patients that are prescribed our services. We expect to continue to achieve efficiencies in cost of revenues through process improvements, as well as from a reduction in the cost of our devices. These factors will have a favorable impact on our gross profit margins. While these factors could be offsetting, it is difficult to predict how they will influence our gross profit margins.

        If we experience volume or selling price declines in our product segment, or service contract pricing or volume declines in our research services segment, it would have an adverse effect on our gross profit margin. We expect the cost of selling products and repairs to remain relatively consistent. We expect to achieve some efficiencies in the research services cost of sales through process improvement, and expect a favorable impact on gross margins due to the leveraging of the relatively fixed cost infrastructure.

  General and Administrative

        General and administrative expense consists primarily of salaries and benefits related to general and administrative personnel, stock-based compensation, management bonus, professional fees primarily related to legal and audit fees, amortization related to intangible assets, facilities expenses and the related overhead.

        In 2014, the Company expects to see an increase in general and administrative expense due to the reinstatement of the employer's 401K matching contribution. This increase is expected to be offset by the cost savings associated with the Company's new facility.

  Sales and Marketing

        Sales and marketing expense consists primarily of salaries, benefits, and commissions related to sales, marketing and contracting personnel. Also included are marketing programs such as trade shows and advertising campaigns.

  Research and Development

        Research and development expense consists primarily of salaries and benefits of personnel as well as subcontractors who work on new product development and sustaining engineering of our existing products.

  Integration, Restructuring and Other Charges

        Integration, restructuring and other charges are related to strategic acquisitions, cost reduction programs, reorganizations and facility closures, as well as other costs that are not considered part of our ongoing business operations.

Results of Operations

  Years Ended December 31, 2013 and 2012

        Revenue.    Total revenue for the year ended December 31, 2013 was $129.5 million compared to $111.5 million for the year ended December 31, 2012, an increase of $18.0 million, or 16.2%. The increase was primarily related to an increase in research services revenue of $12.0 million related to the acquisition of Cardiocore, and an increase of $6.7 million in the patient services segment due to increased MCOT™, event and Holter volume stemming from the success of the CardioNet Comprehensive sales campaign, the annualization of the ECG acquisition, and the impact of the United and Kaiser contracts. These increases were partially offset by a decrease in the product segment of $0.7 million.

        Gross Profit.    Gross profit increased to $79.1 million for the year ended December 31, 2013 from $65.9 million for the year ended December 31, 2012. The increase of $13.2 million, or 20.0%, was due primarily to an increase in gross profit of $9.4 million from the patient services segment related to higher revenue and the impact of operational efficiencies, a $4.4 million increase in the research services segment related to the acquisition of Cardiocore offset by a $0.6 million decrease in the product segment. Gross profit as a percentage of revenue increased to 61.1% for the year ended December 31, 2013 compared to 59.1% for the year ended December 31, 2012.

        General and Administrative Expense.    General and administrative expense was $36.6 million for the year ended December 31, 2013 compared to $32.6 million for the year ended December 31, 2012. The increase of $4.0 million, or 12.0%, was due primarily to the increase in research services expense of $2.7 million related to the acquisition of Cardiocore, as well as an increase of $1.3 million of employee related expenses at the corporate level. As a percentage of total revenue, general and administrative expense was 28.2% for the year ended December 31, 2013 compared to 29.3% for the year ended December 31, 2012.

        Sales and Marketing Expense.    Sales and marketing expense was $26.3 million for the year ended December 31, 2013 compared to $25.6 million for the year ended December 31, 2012. The increase of $0.7 million, or 2.6%, was due primarily to $1.8 million of additional sales and marketing expense in the research services segment related to the Cardiocore acquisition. This was offset by a decrease of $1.1 million in employee related expenses in the patient services segment. As a percentage of total revenue, sales and marketing expense was 20.3% for the year ended December 31, 2013 compared to 23.0% for the year ended December 31, 2012.

        Bad Debt Expense.    Bad debt expense was $7.8 million for the year ended December 31, 2013 compared to $11.9 million for the year ended December 31, 2012. The decrease of $4.1 million, or 34.6%, was due primarily to increased overall cash collections due to process improvements. The bad debt expense recorded was based upon an evaluation of historical collection experience of accounts receivable by payor class, the age of the receivables, as well as specific payor circumstances. As a percentage of total revenue, bad debt expense was 6.0% for the year ended December 31, 2013 compared to 10.7% for the year ended December 31, 2012. Substantially all of the Company's bad debt expense relates to the patient services segment.

        Research and Development Expense.    Research and development expense was $7.3 million for the year ended December 31, 2013 compared to $4.7 million for the year ended December 31, 2012. The increase of $2.6 million, or 57.3%, was due primarily to an increase of $1.6 million related to the development of the Company's next generation device by IMEC, an increase of $0.6 million in the research services segment related to the acquisition of Cardiocore as well as $0.4 million of other expense. As a percent of total revenue, research and development expense was 5.7% for the year ended December 31, 2013 compared to 4.2% for the year ended December 31, 2012.

        Integration, Restructuring and Other Charges.    Total integration, restructuring and other charges were $8.0 million for the year ended December 31, 2013. The Company incurred other charges of $5.5 million relating primarily to legal fees related to patent litigation, $1.4 million of integration and restructuring charges relating to employee severances, $0.6 million of asset impairment charges related to the closure of a small monitoring center located in Michigan and $0.5 million of professional fees related to patent litigation and the Company's conversion to a holding company structure for the year ended December 31, 2013. Integration, restructuring and other charges were 6.2% of total revenue for the year ended December 31, 2013.

        For the year ended December 31, 2012, the Company had total integration, restructuring and other charges of $4.2 million. The Company incurred other charges of $1.8 million relating to legal matters and settlement of litigation, $1.5 million of integration and restructuring charges relating to employee severances, $0.8 million of deal related costs due to the acquisition of Cardiocore and $0.1 million of other restructuring charges. Integration, restructuring and other charges were 3.8% of total revenue for the year ended December 31, 2012.

        Other (Loss) Income.    Other loss was $0.2 million for the year ended December 31, 2013 compared to other income of $0.1 million for the year ended December 31, 2012. The other loss in 2013 related primarily to financing fees for the line of credit agreement. For the year ended December, 31, 2012, the Company had interest income, which was primarily offset by amortization of bond premiums.

        Income Taxes.    The Company's effective tax rate was (3.0)% for the year ended December 31, 2013 and was 6.9% for the year ended December 31, 2012. The tax expense resulted from certain state taxes that are based on gross receipts rather than income.

        Net Loss.    The Company incurred a net loss of $7.3 million for the year ended December 31, 2013 compared to a net loss of $12.2 million for the year ended December 31, 2012.

  Years Ended December 31, 2012 and 2011

        Revenue.    Total revenue for the year ended December 31, 2012 was $111.5 million compared to $119.0 million for the year ended December 31, 2011, a decrease of $7.5 million, or 6.3%. The decrease was primarily related to lower patient services revenue of $13.2 million, driven by a decrease in the average reimbursement rate resulting from a shift in services provided, and $1.6 million in the product segment due to lower volume. The decrease was partially offset by the inclusion of $6.3 million in the research services segment due to the acquisition of Cardiocore.

        Gross Profit.    Gross profit decreased to $65.9 million for the year ended December 31, 2012 from $69.9 million for the year ended December 31, 2011. The decrease of $4.0 million was due primarily to a decline in average selling price in the patient services segment and lower volume in the product segment. Also impacting the margin was startup costs for the San Francisco monitoring facility. These decreases were offset by lower depreciation expense of $2.8 million, and additional gross profit due to the inclusion of Cardiocore of $3.2 million. Gross profit as a percentage of revenue increased to 59.1% for the year ended December 31, 2012 compared to 58.8% for the year ended December 31, 2011.

        General and Administrative Expense.    General and administrative expense was $32.6 million for the year ended December 31, 2012 compared to $35.0 million for the year ended December 31, 2011. The decrease of $2.4 million, or 6.8%, was due primarily due to lower payroll and other employee related expenses of $5.1 million and other expenses of $0.6 million as a result of cost reduction initiatives in the patient services and product segments, partially offset by the inclusion of general and administrative expenses of $3.3 million related to the acquisitions of ECG Scanning and Cardiocore. As a percentage of total revenues, general and administrative expense was 29.3% for the year ended December 31, 2012 compared to 29.4% for the year ended December 31, 2011.

        Sales and Marketing Expense.    Sales and marketing expense was $25.6 million for the year ended December 31, 2012 compared to $27.8 million for the year ended December 31, 2011. The decrease of $2.2 million, or 8.0%, was primarily due to lower payroll and employee related expenses of $3.5 million, offset by the inclusion of an additional $1.3 million of sales and marketing expense in the patient services and research services segments as a result of the ECG Scanning and Cardiocore acquisitions. As a percentage of total revenues, sales and marketing expense was 23.0% for the year ended December 31, 2012 compared to 23.4% for the year ended December 31, 2011.

        Bad Debt Expense.    Bad debt expense was $11.9 million for the year ended December 31, 2012 compared to $12.1 million for the year ended December 31, 2011. The decrease of $0.2 million, or 1.4%, was primarily a result of improved cash collections due to process improvements during 2012 and lower patient services revenue. The bad debt expense recorded was based on an evaluation of historical collection experience and a review of outstanding accounts receivable, by age, by payor class. As a percentage of total revenues, bad debt expense was 10.7% and 10.1% for the years ended December 31, 2012 and 2011, respectively.

        Research and Development Expense.    Research and development expense was $4.7 million for the year ended December 31, 2012 compared to $5.7 million for the year ended December 31, 2011. The decrease of $1.0 million, or 18.1%, was primarily due to a decrease in production materials and outside consulting services that were incurred in the prior year in connection with the development of our new MCOT™ device. As a percent of total revenue, research and development expense was 4.2% for the year ended December 31, 2012 compared to 4.8% for the year ended December 31, 2011.

        Integration, Restructuring and Other Charges.    The Company incurred integration, restructuring and other charges of $4.2 million for the year ended December 31, 2012. Restructuring and integration costs of $1.5 million were related to severances and other costs largely associated with the acquisition of ECG Scanning and current year restructuring activities. Other charges incurred were for legal fees of $1.8 million related to the settlement of the class action lawsuit, $0.8 million for professional services related to strategic initiatives, and other miscellaneous charges of $0.1 million. Integration, restructuring and other charges were 3.8% of total revenues for the year ended December 31, 2012.

        The Company incurred integration, restructuring and other charges of $4.7 million for the year ended December 31, 2011. Restructuring and integration costs of $1.0 million were related to severances and other costs largely associated with the acquisition of Biotel. Other charges incurred were for legal fees of $1.4 million related to the settlement of the class action lawsuit, $1.1 million for professional services related to strategic initiatives, $1.0 million related to other litigation and miscellaneous charges of $0.2 million. Integration, restructuring and other charges were 3.9% of total revenues for the year ended December 31, 2011.

        Other Income.    Net interest income was $0.1 million for both the years ended December 31, 2012 and 2011. The Company had additional interest income, which were primarily offset by amortization of bond premiums during 2012.

        Income Taxes.    The Company's effective tax rate was 6.9% for the year ended December 31, 2012 and was (0.40)% for the year ended December 31, 2011. The tax expense resulted from certain state taxes that are based on gross receipts rather than income, as well as the effect of certain deferred tax liabilities related to certain business acquisitions that occurred during 2012.

        Net Loss.    The Company incurred a net loss of $12.2 million for the year ended December 31, 2012 compared to a net loss of $61.4 million for the year ended December 31, 2011.

  Liquidity and Capital Resources

        As of December 31, 2013, the Company's principal source of liquidity was cash of $22.2 million and net accounts receivable of $17.1 million. In addition, the Company entered into a credit agreement in August 2012 providing the Company with access to borrowings of up to $15.0 million. As of December 31, 2013, the Company did not have an outstanding balance on the credit agreement. The Company had working capital of $25.2 million as of December 31, 2013. The Company believes that our existing cash and cash equivalents balances will be sufficient to meet our anticipated cash requirements for the foreseeable future.

        The Company generated $11.3 million of cash from operations for the year ended December 31, 2013, primarily through revenue and improved cash collection efforts. Cash was used primarily to fund the Company's net working capital requirements of $4.7 million. Additionally, the Company had $15.6 million of non-cash items related to depreciation, amortization and stock compensation expense during 2013.

        The Company used $8.2 million in cash for investments for the year ended December 31, 2013, primarily driven by the investment in medical devices and other capital expenditures for use in its ongoing operations.

        If the Company determines that it needs to raise additional capital, such capital may not be available on reasonable terms, or at all. If the Company raises additional funds by issuing equity securities, its existing stockholders' ownership will be diluted. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict its ability to operate the business.

Contractual Obligations and Commitments

        The following table describes our long-term contractual obligations and commitments as of December 31, 2013:

	(in thousands) Payments due by period
Contractual obligations	Total	2014	2015	2016	2017	2018	Beyond
Operating lease obligations	12,034	2,250	2,195	1,881	1,749	1,732	2,227
Capital lease obligations	718	205	205	205	103	—	—

        As of December 31, 2013, the Company is bound under facility leases and several office equipment leases that are included in the table above. From time to time, we may enter into contracts or purchase orders with third parties under which we may be required to make payments. Our payment obligations under certain agreements will depend on, among other things, the progress of our development programs. Therefore, we are unable at this time to estimate with certainty the potential future costs we will incur under these agreements or purchase orders.

Recent Accounting Pronouncements

        In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The new guidance allows an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If the qualitative assessment leads to the determination that is more likely than not that the indefinite-lived intangible asset is impaired, then the entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The amendment did not have a material impact on the Company's results of operations, cash flows, or financial position.

        In February 2013, FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The new guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The ASU is effective prospectively for reporting periods beginning after December 15, 2012. The amendment did not have a material impact on the Company's results of operations, cash flows, or financial position.

        In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance provides specific financial statement presentation requirements of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit in those circumstances should be presented as a reduction to the deferred tax asset. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company does not expect the amendment to have a material impact on its results of operations, cash flows, or financial position.

Off-Balance Sheet Arrangements

        As of December 31, 2013 and 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our cash and cash equivalents as of December 31, 2013 were $22.2 million. As we do not invest in any short-term or long-term securities, we believe we have no material exposure to interest rate risk.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
BioTelemetry, Inc.

        We have audited the accompanying consolidated balance sheets of BioTelemetry, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), cash flows, and shareholders' equity for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioTelemetry, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BioTelemetry, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 26, 2014

BIOTELEMETRY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts.)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$22,151	$18,298
Accounts receivable—patient services, net of allowance for doubtful accounts of $7,555 and $7,532 at December 31, 2013 and 2012, respectively	11,437	13,792
Other accounts receivable, net of allowance for doubtful accounts of $85 at December 31, 2013 and 2012, respectively	5,680	6,515
Inventory	2,554	2,894
Prepaid expenses and other current assets	2,433	1,923

Total current assets	44,255	43,422
Property and equipment, net	18,779	19,851
Intangible assets, net	7,312	9,664
Goodwill	16,469	16,446
Other assets	731	627

Total assets	$87,546	$90,010

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$8,718	$6,349
Accrued liabilities	8,190	9,946
Current portion of capital leases	187	—
Deferred revenue	1,945	2,195

Total current liabilities	19,040	18,490
Deferred tax liability	767	866
Long term portion of capital leases	469	—
Deferred rent	441	656

Total liabilities	20,717	20,012

Shareholders' equity
Common stock—$.001 par value as of December 31, 2013 and 2012; 200,000,000 shares authorized as of December 31, 2013 and 2012; 25,812,754 and 25,189,340 shares issued and outstanding at December 31, 2013 and 2012, respectively	26	25
Paid-in capital	260,597	256,448
Accumulated deficit	(193,794)	(186,475)

Total shareholders' equity	66,829	69,998

Total liabilities and shareholders' equity	$87,546	$90,010

See accompanying notes.

BIOTELEMETRY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts.)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Patient services	$100,386	$93,640	$106,853
Research services	20,329	8,333	1,079
Product	8,786	9,521	11,090

Total revenues	129,501	111,494	119,022
Cost of revenue:
Patient services	34,179	36,793	42,258
Research services	11,317	3,726	571
Product	4,935	5,074	6,247

Total cost of revenues:	50,431	45,593	49,076
Gross profit	79,070	65,901	69,946
Operating expenses:
General and administrative	36,569	32,644	35,011
Sales and marketing	26,275	25,604	27,821
Bad debt expense	7,787	11,912	12,080
Research and development	7,338	4,664	5,698
Integration, restructuring and other charges	7,982	4,236	4,659
Goodwill impairment	—	—	45,999

Total operating expenses	85,951	79,060	131,268

Loss from operations	(6,881)	(13,159)	(61,322)
Other (loss) income (net)	(223)	52	144

Loss before income taxes	(7,104)	(13,107)	(61,178)

(Provision) benefit for income taxes	(215)	905	(244)

Net loss	$(7,319)	$(12,202)	$(61,422)

Net loss per common share:
Basic and diluted	$(0.29)	$(0.49)	$(2.51)

Weighted average number of common shares outstanding:
Basic and diluted	25,543,646	24,933,656	24,425,318

Other comprehensive loss:
Unrealized gains/(losses) on securities:
Unrealized holding gains/(losses) arising during the period	—	16	(24)

Comprehensive loss	$(7,319)	$(12,186)	$(61,446)

See accompanying notes.

BIOTELEMETRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts.)

	Year Ended December 31,
	2013	2012	2011
Operating activities
Net loss	$(7,319)	$(12,202)	$(61,422)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	7,787	11,912	12,080
Depreciation	9,978	8,037	10,913
Decrease in deferred rent	(215)	(198)	(303)
Deferred income tax (benefit) expense	53	(1,033)	13
Stock-based compensation	3,303	3,747	4,006
Amortization of intangibles	2,340	1,341	1,219
Amortization of investment premium	—	268	561
Goodwill impairment	—	—	45,999
Changes in operating assets and liabilities:
Accounts receivable	(4,597)	(3,635)	(6,653)
Inventory	340	(885)	(548)
Prepaid expenses and other assets	(637)	691	3,661
Accounts payable	2,369	552	(3,033)
Accrued and other liabilities	(2,143)	(2,852)	(1,463)

Net cash provided by operating activities	11,259	5,743	5,030
Investing activities
Acquisition of businesses, net of cash acquired	—	(28,155)	—
Purchases of property and equipment	(8,169)	(5,962)	(3,954)
Purchases of short-term available-for-sale investments	—	(11,935)	(49,657)
Sale or maturity of short-term available-for-sale investments	—	39,636	47,898

Net cash used in investing activities	(8,169)	(6,416)	(5,713)
Financing activities
Proceeds from the exercise of employee stock options and employee stock purchase plan contributions	847	440	509
Principal payments on capital lease obligations	(84)	—	—

Net cash provided by financing activities	763	440	509

Net increase (decrease) in cash and cash equivalents	3,853	(233)	(174)
Cash and cash equivalents—beginning of period	18,298	18,531	18,705

Cash and cash equivalents—end of period	$22,151	$18,298	$18,531

Supplemental disclosure of cash flow information
Cash paid for interest	$132	$295	$—
Cash paid for taxes	$112	$135	$171
Capital lease obligations	$737	$0	$0

See accompanying notes.

BIOTELEMETRY, INC.

CONSOLIDATED STATEMENTS OF

SHAREHOLDERS' EQUITY

(In thousands, except share amounts.)

	Shareholders' Equity
	Common Stock			Accumulated Other Comprehensive Income
			Paid-in Capital		Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance December 31, 2010	24,251,170	24	$247,747	$8	$(112,851)	$134,928
Exercise of stock options and purchase of shares related to the employee stock purchase plan	170,607	—	515	—	—	515
Stock based compensation	112,824	1	3,999	—	—	4,000
Net loss	—	—	—	—	(61,422)	(61,422)
Changes in unrealized gain on available-for-sale investments	—	—	—	(24)	—	(24)

Balance December 31, 2011	24,534,601	25	252,261	(16)	(174,273)	77,997
Exercise of stock options and purchase of shares related to the employee stock purchase plan	194,878	—	440	—	—	440
Stock based compensation	459,861	—	3,747	—	—	3,747
Net loss	—	—	—	—	(12,202)	(12,202)
Changes in unrealized gain on available-for-sale investments	—	—	—	16	—	16

Balance December 31, 2012	25,189,340	25	256,448	—	(186,475)	69,998
Exercise of stock options and purchase of shares related to the employee stock purchase plan	348,681	1	846	—	—	847
Stock based compensation	274,733	—	3,303	—	—	3,303
Net loss	—	—	—	—	(7,319)	(7,319)
Balance December 31, 2013	25,812,754	26	$260,597	$—	$(193,794)	$66,829

See accompanying notes.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013, 2012 and 2011

(In thousands, except share and per share amounts.)

1. Organization and Description of Business

        BioTelemetry, Inc. (the "Company," "BioTelemetry," "we" or "us"), a Delaware corporation, was formerly known as CardioNet, Inc. CardioNet, Inc. was reorganized under a holding company structure with the new name BioTelemetry, Inc. effective July 31, 2013. On August 1, 2013, the Company continued trading on NASDAQ under the symbol "BEAT".

        BioTelemetry, Inc. provides cardiac monitoring services, cardiac monitoring device manufacturing, and centralized cardiac core laboratory services. Since the Company became focused on cardiac monitoring in 1999, the Company has developed a proprietary integrated patient management platform that incorporates a wireless data transmission network, Food and Drug Administration ("FDA") cleared algorithms and medical devices, and 24-hour digital monitoring service centers.

        The Company operates under three segments: patient services, product and research services. The patient services segment is focused on the diagnosis and monitoring of cardiac arrhythmias, or heart rhythm disorders. The Company provides cardiologists and electrophysiologists who prefer to use a single source of cardiac monitoring services with a full spectrum of solutions, ranging from the differentiated Mobile Cardiac Outpatient TelemetryTM ("MCOT™") service to wEvent, event, Holter, Pacemaker and International normalized ratio ("INR") monitoring. INR monitoring is a measurement of blood coagulation in the circulatory system and is prescribed for patients on long term anticoagulation therapy. The product business segment focuses on the development, manufacturing, testing and marketing of medical devices to medical companies, clinics and hospitals. The research services segment is engaged in central core laboratory services providing cardiac monitoring, scientific consulting and data management services for drug and medical device trials.

        In August 2012, the Company completed the acquisition of Cardiocore Lab, Inc. ("Cardiocore"). Cardiocore is a central core laboratory that provides cardiac monitoring services for drug and medical treatment trials. Cardiocore's primary customers are pharmaceutical companies and contract research organizations. The acquisition gave the Company access to industry expertise, an established operating structure and a substantial footprint in the core lab industry. Cardiocore is included in the Company's research services segment.

        In February 2012, the Company completed the acquisition of ECG Scanning & Medical Services, Inc. ("ECG Scanning"). Similar to the Company's core patient services business, ECG Scanning was engaged in providing cardiac monitoring services to general practitioners, internal medicine specialists, cardiologists and hospital cardiac care departments. The acquisition gave the Company access to established customer relationships and provided cost synergies. ECG Scanning is included in the Company's patient services segment.

        On December 21, 2010, the Company completed the acquisition of Biotel Inc. ("Biotel"), and its wholly owned subsidiaries, Braemar, Inc. ("Braemar") and Agility Centralized Research Services, Inc. ("Agility"). Braemar develops, manufactures, and markets cardiac monitoring devices to healthcare companies, clinics and hospitals. Agility is a central core laboratory that provides cardiac monitoring service to medical device companies who are seeking FDA approval of their products. This acquisition provided access to an established customer base and diversified the Company's revenue by adding manufacturing and core laboratory services to its portfolio. Braemar is included in the Company's

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

(In thousands, except share and per share amounts.)

1. Organization and Description of Business (Continued)

product segment, whereas Agility was repositioned during 2012 into the Company's research services segment.

2. Summary of Significant Accounting Policies

  Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

  Fair Value of Financial Instruments

        The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, other current assets, accounts payable, deferred revenue and other current liabilities. The carrying value of these financial instruments approximates their fair value because of their short-term nature. The fair value of financial instruments is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

  Cash and Cash Equivalents

        Cash and cash equivalents are held in U.S. financial institutions or in custodial accounts with U.S. financial institutions. Cash equivalents are defined as liquid investments and money market funds with maturity from date of purchase of 90 days or less that are readily convertible into cash and have insignificant interest rate risk.

  Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable related to the patient services segment are recorded at the time revenue is recognized, net of contractual allowances, and are presented on the balance sheet net of allowance for doubtful accounts. The ultimate collection of accounts receivable may not be known for several months after services have been provided and billed. The Company records bad debt expense based on the aging of receivables using historical company specific data. The percentages and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods and analyses, including current and historical cash collections, and the aging of specific receivables. Because of continuing changes in the health care industry and third party reimbursement, it is possible

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

(In thousands, except share and per share amounts.)

2. Summary of Significant Accounting Policies (Continued)

that the Company's estimates of collectability could change, which could have a material impact on the Company's operations and cash flows.

        Accounts receivable related to the product and research services segments are recorded at the time revenue is recognized, or when the services or products are billable, net of discounts. The Company estimates allowance for doubtful accounts on a specific account basis, and considers several factors in its analysis including customer specific information and aging of the account.

        The Company writes off receivables when the likelihood for collection is remote and when the Company believes collection efforts have been fully exhausted and it does not intend to devote additional resources in attempting to collect. The Company performs write-offs on a monthly basis. In the patient services segment, the Company wrote off $7,919 and $14,184 of receivables for the years ended December 31, 2013 and 2012, respectively. The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts. Additionally, the Company recorded bad debt expense of $7,787, $11,912 and $12,080 for the years ended December 31, 2013, 2012 and 2011, respectively. Based on collection experience, unfavorable adjustments of $1,480 and $6,343 were made to accounts receivable in 2013 and 2012, respectively, related to prior years accounts receivable. There were no write-offs in the product and research services segments.

  Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high quality financial institutions to mitigate this risk. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company records an allowance for doubtful accounts in accordance with the procedures described above. Past-due amounts are written off against the allowance for doubtful accounts when collections are believed to be unlikely and all collection efforts have ceased.

        At December 31, 2013, 2012 and 2011, one customer, Medicare, accounted for 18%, 20% and 19%, respectively, of the Company's net accounts receivable.

  Inventory

        Inventory is valued at the lower of cost (using first-in, first-out cost method) or market (net realizable value or replacement cost). Company management periodically reviews inventory for specific future usage, and estimates of impairment of individual inventory items are recorded to reduce inventory to the lower of cost or market.

  Property and Equipment

        Property and equipment is recorded at cost. Depreciation is recorded over the estimated useful life of each class of depreciable assets, and is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated asset life or term of the lease. Repairs and maintenance costs are charged to expense as incurred.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

(In thousands, except share and per share amounts.)

2. Summary of Significant Accounting Policies (Continued)

  Impairment of Long-Lived Assets

        The Company periodically evaluates the recoverability of the carrying value of its long-lived assets based on the criteria established in Accounting Standards Codification (ASC) 360, Property, Plant & Equipment. The Company considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and the undiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of the expected future cash flows is less than the assets' carrying value.

  Goodwill and Acquired Intangible Assets

        Goodwill is the excess of purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in a business combination. In accordance with ASC 350, Intangibles—Goodwill and Other, goodwill is reviewed for impairment annually, or when events arise that could indicate that impairment exists. The provisions of ASC 350 require that the Company perform a two-step impairment test. In the first step, the Company compares the fair value of its reporting units to the carrying value of the reporting units. If the carrying value of the net assets assigned to the reporting units exceeds the fair value of the reporting units, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting units' goodwill. If the carrying value of the reporting units' goodwill exceeds its implied fair value, an impairment loss equal to the difference is recorded.

        For the purpose of performing its goodwill impairment analysis in 2013, the Company considers its business to be comprised of three reporting units, patient services, product and research services. The Company calculates the fair value of the reporting units utilizing the income and market approaches. The income approach is based on a discounted cash flow methodology that includes assumptions for, among other things, forecasted income, cash flow, growth rates, income tax rates, expected tax benefits and long-term discount rates, all of which require significant judgment. The market approach utilizes the Company's market data. There are inherent uncertainties related to these factors and the judgment applied in the analysis. The Company believes that the combination of an income and a market approach provides a reasonable basis to estimate the fair value of its reporting units.

  Revenue Recognition

        The Company recognizes approximately 78% of its total revenue from patient monitoring services in its patient services segment, derived from its MCOT™, wEvent, event, Holter, Pacemaker and INR services. The Company receives a significant portion of its revenue from third party commercial payors and governmental entities. It also receives reimbursement directly from patients through co-pay, deductibles and self-pay arrangements.

        Revenue from the Medicare program is based on reimbursement rates set by CMS. Revenue from contracted commercial payors is recorded at the negotiated contractual rate. Revenue from non-contracted commercial payors is recorded at net realizable value based on historical payment

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

(In thousands, except share and per share amounts.)

2. Summary of Significant Accounting Policies (Continued)

patterns. Adjustments to the estimated net realizable value, based on final settlement with the third party payors, are recorded upon settlement. If the Company does not have consistent historical information regarding collectability from a given payor, revenue is recognized when cash is received. Unearned amounts are appropriately deferred until service is performed. For the years ended December 31, 2013, 2012 and 2011, revenue from Medicare as a percentage of total Company revenue was 35%, 37% and 33%, respectively.

        Revenue received from the sale of products, product repair and supplies is recognized when shipped, or as service is completed. Unearned amounts are appropriately deferred until service is performed.

        Research services revenue includes revenue for research and core laboratory services. The Company's research services revenues are provided on a fee for service basis, and revenue is recognized as the related services are performed. We also provide consulting services on a time and materials basis and recognize revenues as we perform the services. Our site support revenue, consisting of equipment rentals and sales along with related supplies and logistics management, are recognized at the time of sale or over the rental period. Under a typical contract, customers pay us a portion of our fee for these services upon contract execution as an upfront deposit, some of which is typically nonrefundable upon contract termination. Unearned revenues are deferred, and then recognized as the services are performed.

        For arrangements with multiple deliverables, the revenue is allocated to each element (both delivered and undelivered items) based on their relative selling prices or management's best estimate of their selling prices, when vendor-specific or third-party evidence is unavailable.

        We record reimbursements received for out-of-pocket expenses, including freight, incurred as revenue in the accompanying consolidated statements of operations. Revenue generally is recognized net of any taxes collected from customers and subsequently remitted to government authorities.

  Advertising Costs

        Advertising costs are charged to expense as incurred. For the years ended December 31, 2013, 2012 and 2011, the Company incurred advertising costs of $223, $174 and $218, respectively.

  Research and Development Costs

        Research and development costs are charged to expense as incurred.

  Net Loss

        The Company computes net loss per share in accordance with ASC 260, Earnings Per Share. Basic net loss per share is computed by dividing net loss per share available to common shareholders by the weighted average number of common shares outstanding for the period, and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the treasury stock or if converted methods, as applicable.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

(In thousands, except share and per share amounts.)

2. Summary of Significant Accounting Policies (Continued)

        The following summarizes the potential outstanding common stock of the Company as of the end of each period:

	December 31, 2013	December 31, 2012	December 31, 2011
Employee stock purchase plan estimated share options outstanding	81,848	50,903	51,544
Common stock options and restricted stock units ("RSUs") outstanding	3,993,590	3,669,103	2,468,991
Common stock options available for grant	2,404,498	1,853,786	2,369,802
Common stock	25,812,754	25,189,340	24,534,601

Total	32,292,690	30,763,132	29,424,938

        Basic net loss per share is computed by dividing net loss by the weighted average number of fully vested common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including stock options, and RSUs.

        The following table presents the calculation of historical basic and diluted net loss per share:

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share amounts)
Numerator:
Net loss	$(7,319)	$(12,202)	$(61,422)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	25,543,646	24,933,656	24,425,318

Basic and diluted net loss per share	$(0.29)	$(0.49)	$(2.51)

  Stock-Based Compensation

        ASC 718, Compensation—Stock Compensation, addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. ASC 718 requires that an entity measures the cost of equity-based service awards based on the grant-date fair value of the award and recognizes the cost of such awards over the period during which the employee is required to provide service in exchange for the award (the vesting period). ASC 718 requires that an entity measures the cost of liability-based service awards based on current fair value that is re-measured subsequently at each reporting date through the settlement date. The Company accounts for equity awards issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

(In thousands, except share and per share amounts.)

2. Summary of Significant Accounting Policies (Continued)

  Income Taxes

        The Company accounts for income taxes under the liability method, as described in ASC 740, Income Taxes. Deferred income taxes are recognized for the tax consequences of temporary differences between the tax and financial statement reporting bases of assets and liabilities. A valuation allowance for net deferred tax assets is provided unless realizability is judged by the Company to be more likely than not.

  Segment Information

        ASC 280, Segment Reporting, establishes standards for reporting information regarding operating segments in annual financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group in making decisions on how to allocate resources and assess performance.

        Effective in the third quarter 2012, with the acquisition of Cardiocore, the Company changed its reportable segments from two segments: patient services and product, to three segments: patient services, product and research services. The patient services business segment's principal focus is on the diagnosis and monitoring of cardiac arrhythmias or heart rhythm disorders, through its core Mobile Cardiac Outpatient TelemetryTM (MCOTTM), wEvent, event, Holter and Pacemaker services, as well as INR services in a healthcare setting. The Product business segment focuses on the development, manufacturing, testing and marketing of medical devices to medical companies, clinics and hospitals. The Research services segment includes the Company's operations that engage in central core laboratory services in a research environment, which includes certain equipment rental and product sales. In addition, the Company realigned the Product segment to exclude central core laboratory research operations previously reported in this segment and repositioned these operations into the Research services segment. Disclosures for the twelve months ended December 31, 2012 have been adjusted to reflect the change in reportable segments.

  Recent Accounting Pronouncements

        In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The new guidance allows an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If the qualitative assessment leads to the determination that is more likely than not that the indefinite-lived intangible asset is impaired, then the entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The amendment did not have a material impact on the Company's results of operations, cash flows, or financial position.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

(In thousands, except share and per share amounts.)

2. Summary of Significant Accounting Policies (Continued)

        In February 2013, FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The new guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The ASU is effective prospectively for reporting periods beginning after December 15, 2012. The amendment did not have a material impact on the Company's results of operations, cash flows, or financial position.

        In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance provides specific financial statement presentation requirements of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit in those circumstances should be presented as a reduction to the deferred tax asset. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company does not expect the amendment to have a material impact on its results of operations, cash flows, or financial position.

3. Business Combinations

        On February 10, 2012, the Company entered into and closed on a definitive Stock Purchase Agreement (the "Stock Purchase Agreement") with ECG Scanning and Medical Services, Inc., an Ohio corporation ("ECG Scanning"). Upon the closing of the transaction, the Company acquired all of the issued and outstanding capital stock, and ECG Scanning became a wholly-owned subsidiary of the Company. ECG Scanning was a provider of cardiac monitoring services in the United States. The Company paid an aggregate cash purchase price of $5,800 at closing and up to an additional $600 in cash, with an estimated fair value of $570, upon the achievement of certain performance targets approximately one year from the date of purchase. At December 31, 2012 the estimated fair value of the earn out was $0. The reduction of the liability was recognized in the Statement of Operations and Comprehensive Income (Loss) in the Integration, restructuring, and other line. The acquisition has been included within the consolidated results of operations and financial condition from the date of the acquisition. The acquisition gave the Company access to established customer relationships, and entry into additional regions and geographic locations.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

(In thousands, except share and per share amounts.)

3. Business Combinations (Continued)

        The purchase price allocation of the ECG Scanning acquisition purchase consideration of $6,370 was completed in the second quarter of 2012. The following table summarizes the purchase price allocation:

Fair value of assets acquired:
Cash and cash equivalents	$32
Accounts receivable	1,686
Prepaid expenses and other current assets	141
Property and equipment	2,655
Goodwill	1,577
Intangible assets	1,540
Other assets	64

Total assets acquired	7,695
Liabilities assumed:
Accounts payable	508
Accrued expenses	283
Other liabilities	534

Total liabilities assumed	1,325

Net assets acquired	$6,370

        On August 29, 2012, the Company entered into a definitive merger agreement with Cardicore Lab, Inc. ("Cardiocore"), a Delaware corporation. Upon the closing of the transaction, Cardiocore became a wholly-owned subsidiary of the Company. The Company paid an aggregate purchase price of $23,500 in cash at closing. The acquisition has been included within the consolidated results of operations and financial condition from the date of the acquisition.

        Cardiocore is engaged in central core laboratory services that provide cardiac monitoring for drug and medical treatment trials. Cardiocore's primary customers are pharmaceutical companies and contract research organizations. The acquisition gave the Company access to industry expertise, an established operating structure and a substantial footprint in the core laboratory industry.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

(In thousands, except share and per share amounts.)

3. Business Combinations (Continued)

        The purchase price allocation of the Cardiocore acquisition purchase consideration of $23,500 was completed in the fourth quarter of 2012. The following table summarizes the purchase price allocation:

Fair value of assets acquired:
Cash and cash equivalents	$1,113
Accounts receivable	4,290
Prepaid expenses and other current assets	386
Property and equipment	4,230
Goodwill	11,506
Intangible assets	6,920

Total assets acquired	28,445
Liabilities assumed:
Accounts payable	1,195
Accrued expenses	1,215
Deferred tax liabilities	935
Deferred revenue	1,600

Total liabilities assumed	4,945

Net assets acquired	$23,500

        The unaudited pro forma information below presents combined results of operations as if the acquisition had occurred at the beginning of the periods presented instead of August 29, 2012. The pro forma information is based on historical results adjusted for the effect of purchase accounting and is not necessarily indicative of the results of operations of the combined entity had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

	December 31,
	2012	2011
Revenue	$124,698	$134,102

Net Income (Loss)	$(10,936)	$(62,712)

Net Income per common share:
Basic and Diluted	$(0.47)	$(2.56)

Weighted average number of shares:
Basic	24,933,656	24,425,318

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

(In thousands, except share and per share amounts.)

4. Inventory

        Inventory consists of the following:

	December 31,
	2013	2012
Raw materials and supplies	$2,404	$2,782
Finished goods	150	112

Total inventories	$2,554	$2,894

        Inventories, which include purchased parts, materials, direct labor and applied manufacturing overhead, are stated at the lower of cost or net realizable value, with cost determined by use of the first-in, first-out method.

5. Property and Equipment

        Property and equipment consists of the following:

		December 31,
	Estimated Useful Life (Years)
		2013	2012
Cardiac monitoring devices, device parts and components	3 - 5	$37,273	$52,943
Computers and purchased software	3 - 5	13,302	12,088
Equipment, tools and molds	3	5,384	6,591
Furniture and fixtures	3	2,863	3,476
Leasehold improvements	Life of lease	2,665	5,828
Capital leases	5	737	—

Total property and equipment, at cost		62,224	80,926
Less accumulated depreciation		(43,445)	(61,075)

Total property and equipment, net		$18,779	$19,851

        Depreciation expense associated with property and equipment was $9,978, $8,037 and $10,913, for the years ended December 31, 2013, 2012 and 2011, respectively.

6. Goodwill and Intangible Assets

        Goodwill was recognized at the time of the Cardiocore, ECG, Biotel and PDSHeart acquisitions. The carrying amount of goodwill as of December 31, 2013 and 2012 was $16,469 and $16,446, respectively.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

(In thousands, except share and per share amounts.)

6. Goodwill and Intangible Assets (Continued)

        The changes in the carrying amounts of goodwill by segment were as follows:

	Reporting Segment
	Patient Services	Research Services	Product	Total
Balance at December 31, 2012	$1,577	$11,712	$3,157	$16,446
Goodwill acquired during the year	—	23	—	23

Balance at December 31, 2013	$1,577	$11,735	$3,157	$16,469

        The gross carrying amounts and accumulated amortization of the Company's intangible assets as of December 31, 2013 and 2012 are as follows:

		December 31,
	Estimated Useful Life (Years)
		2013	2012
Customer relationships	6 - 10	$2,100	$3,651
Proprietary technology	5	4,000	4,000
Signed backlog	1 - 4	2,800	2,800
Unsigned backlog	4	600	600
Covenants not to compete	5	360	360

Total intangible assets, gross		9,860	11,411

Customer relationships accumulated amortization		(722)	(1,894)
Proprietary technology accumulated amortization		(1,902)	(676)
Signed backlog accumulated amortization		(1,400)	(875)
Unsigned backlog accumulated amortization		(200)	(50)
Covenants not to compete accumulated amortization		(124)	(52)

Total accumulated amortization		(4,348)	(3,547)

Indefinite-lived trade name		1,800	1,800

Total intangible assets, net		$7,312	$9,664

        The estimated amortization expense for the next five years is summarized as follows at December 31, 2013:

2014	$2.294
2015	1,938
2016	842
2017	138
2018	100

Total	$5,312

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

(In thousands, except share and per share amounts.)

6. Goodwill and Intangible Assets (Continued)

        Amortization expense for the years ended December 31, 2013, 2012 and 2011 was $2,340, $1,341 and $1,219, respectively.

        At December 31, 2013 and 2012, the Company performed its required annual impairment test of goodwill. Based on this impairment test, the Company determined that none of the reporting unit's goodwill was impaired.

        At December 31, 2011, the Company performed its required annual impairment test of goodwill. Based on this impairment test, the Company determined that its Product reporting unit's goodwill was not impaired. However, as a result of the impairment test, the Company determined that impairment may exist in the patient services reporting unit. Therefore, the Company performed Step 2 of the goodwill impairment analysis on its patient services reporting unit.

        The Step 2 analysis was performed by allocating the fair value of the patient services reporting unit to the identifiable assets, including unrecorded intangible assets and liabilities. This allocation is performed as if the reporting unit had been acquired in a business combination, and assumes the purchase price was equivalent to the fair value determined in Step 1 of the goodwill impairment test. The residual fair value of the reporting unit after allocation is the implied fair value of goodwill. This value is then compared to the carrying value of the reporting unit's goodwill. If the implied fair value of goodwill is less than the carrying value, impairment exists and a charge is recorded in the amount of the difference. As a result of the Company's analysis, an impairment charge of $45,999 was recorded for the year ended December 31, 2011 related to the patient services reporting unit.

7. Accrued Expenses

        Accrued expenses consisted of the following:

	December 31,
	2013	2012
Accrued compensation	$4,932	$6,382
Accrued professional fees	1,922	544
Accrued purchases	311	197
Accrued restructuring costs	96	914
Other	929	1,909

Total	$8,190	$9,946

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

(In thousands, except share and per share amounts.)

8. Integration, Restructuring and Other Charges

  2013 Integration, Restructuring and Other Charges

        For the year ended December 31, 2013, the Company incurred expenses related to restructuring, integration and other activities. A summary of these expenses is as follows:

Legal fees	$5,516
Severance and employee related costs	1,410
Expenses related to facility closure	564
Professional fees	492

Total	$7,982

        The Company accounts for expenses associated with exit or disposal activities in accordance with ASC 420, Exit or Disposal Cost Obligations, and records the expenses in "Integration, restructuring and other charges" in its statement of operations, and records the related accrual in the "Accrued expenses" line of its balance sheet.

        In 2013, the Company incurred other charges of $5,516 relating primarily to legal fees for patent litigation. In addition, the Company incurred $1,410 of severance and employee related costs due to restructuring and integration related activities, $564 of asset impairment charges related to the closure of a small monitoring center located in Michigan and $492 of professional fees related to corporate restructuring activities.

  2012 Integration, Restructuring and Other Charges

        For the year ended December 31, 2012, the Company incurred expenses related to restructuring, integration and other activities. A summary of these expenses is as follows:

Legal fees	$1,780
Severance and employee related costs	1,490
Professional fees	778
Other charges	188

Total	$4,236

        The Company accounts for expenses associated with exit or disposal activities in accordance with ASC 420, Exit or Disposal Cost Obligations, and records the expenses in "Integration, restructuring and other charges" in its statement of operations, and records the related accrual in the "Accrued expenses" line of its balance sheet.

        In 2012, integration, restructuring and other charges included legal fees of $1,780 related to litigation and transaction due diligence, $778 related to professional services associated with transaction due diligence, $1,490 related to severance and other employee related costs and $188 related to other restructuring charges.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

(In thousands, except share and per share amounts.)

8. Integration, Restructuring and Other Charges (Continued)

  2011 Integration, Restructuring and Other Charges

        For the year ended December 31, 2011, the Company incurred expenses related to restructuring, integration and other activities. A summary of these expenses is as follows:

Legal fees	$2,835
Biotel integration	1,023
Professional fees	639
Other charges	162

Total	$4,659

        In 2011, integration, restructuring and other charges included legal fees of $2,835 related to litigation, $639 related to professional services associated with transaction due diligence and $162 related to severance and other employee related costs.

        Restructuring and integration costs of $1,023 were related to severances and other employee related costs associated with the acquisition of Biotel. The restructuring activities related to Biotel were substantially complete as of December 31, 2011.

9. Shareholders' Equity

  Common Stock

        As of December 31, 2013 and 2012, the Company was authorized to issue 200,000,000 shares of common stock. As of December 31, 2013 and 2012, the Company had 25,812,754 and 25,189,340 shares outstanding, respectively.

  Preferred Stock

        The Company maintains an unregistered blank check preferred stock class. As of December 31, 2013 and 2012, there are no shares authorized and outstanding.

  Stock Based Compensation

  2008 Equity Incentive Plan

        The Company's 2008 Equity Incentive Plan (the 2008 Option Plan) became effective on March 18, 2008. The Plan permits the Company's Board of Directors to grant incentive stock options to employees of the Company and non-qualified stock options, restricted stock, performance stock and other stock-based incentive awards to officers, directors, employees and consultants of the Company. On that date, the Company began granting options to purchase shares of common stock to employees, executives, directors and consultants. Under the terms of the 2008 Option Plan, all available shares in the 2003 Option Plan's share reserve automatically roll into the 2008 Option Plan. Any cancellations or forfeitures of granted options under the 2003 Option Plan also automatically roll into the 2008 Option Plan. Beginning on January 1, 2009, and each year thereafter, the number of options available to be granted under the plan will increase by the lesser of 4% of the total number of common shares outstanding or 1,500,000 shares.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

(In thousands, except share and per share amounts.)

9. Shareholders' Equity (Continued)

        Options granted under the 2008 Option Plan have exercise prices not less than the fair market value at the date of grant and have an expiration date of no greater than ten years from the date of grant. There is no vesting schedule provided in the 2008 Option Plan, and vesting is determined by the Board of Directors on the date of grant.

  2008 Non-employee Directors' Stock Option Plan

        As of October 23, 2008, the Company no longer granted options to purchase shares of common stock to non-employee directors under the Company's 2008 Non-employee Directors' Stock Option Plan (the 2008 Directors' Plan). The Company's 2008 Directors' Plan became effective March 18, 2008. Beginning on that date, all directors elected for the first time to the Board of Directors receive a fixed number of options. On the date of the annual meeting, and when directors are elected to a committee or a chair position of a committee, they will also receive a grant equal to a fixed number of options per the Directors' Plan. Options granted under the Directors' Plan have exercise prices not less than the fair market value at the date of grant, and have an expiration date of no greater than ten years from the date of grant. Initial and committee chair grants vest 33% on the first anniversary date of grant, and the balance vests ratably over 24 months. Annual grants vest ratably over 12 months from the date of grant.

  2003 Equity Incentive Plan

        As of March 18, 2008, the Company no longer granted options to purchase shares of common stock to employees, executives, directors and consultants under the Company's 2003 Equity Incentive Plan (the 2003 Option Plan). Options granted under the 2003 Option Plan have exercise prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for non-statutory options. The options generally expire ten years from the date of grant and generally vest 25% twelve months from the date of grant, and ratably over the next 36 months thereafter.

        The 2003 Option Plan allows for employees to early exercise options on the first anniversary date of employment, regardless of the vested status of granted options. If an employee terminates prior to fully vesting in options that have been early exercised, the Company repurchases the common stock associated with unvested options at the original exercise price.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

(In thousands, except share and per share amounts.)

9. Shareholders' Equity (Continued)

        Option and RSU activity under all equity incentive plans is summarized as follows for the years ended December 31, 2013, 2012 and 2011:

		Options/RSU's Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance—December 31, 2010	1,649,723	2,102,376	$12.18

Additional shares authorized for grant	1,207,210	—	—
Granted	(724,333)	724,333	$4.67
Cancelled/forfeited	237,202	(237,202)	$15.10
Exercised/vesting	—	(120,516)	$7.78

Balance—December 31, 2011	2,369,802	2,468,991	$9.43

Additional shares authorized for grant	1,216,611	—	—
Granted	(2,128,939)	2,128,939	$2.73
Cancelled/forfeited	396,312	(396,312)	$9.98
Exercised/vesting	—	(532,515)	$7.85

Balance—December 31, 2012	1,853,786	3,669,103	$5.83

Additional shares authorized for grant	1,260,768	—	—
Granted	(1,186,639)	1,186,639	$3.35
Cancelled/forfeited	476,583	(476,583)	$5.41
Exercised/vesting	—	(385,569)	$4.60

Balance—December 31, 2013	2,404,498	3,993,590	$5.25

        A summary of total outstanding stock options as of December 31, 2013 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price
$0.70 - $7.50	2,715,216	7.81	$3.82	1,279,892	7.24	$4.52
$7.51 - $15.00	90,796	8.17	$9.50	34,546	5.59	$9.23
$15.01 - $22.50	249,522	5.28	$18.40	249,522	5.28	$18.40
$22.51 - $31.18	80,400	4.62	$30.17	80,400	4.62	$30.17

$0.70 - $31.18	3,135,934	7.54	$5.82	1,644,360	6.78	$7.98

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

(In thousands, except share and per share amounts.)

9. Shareholders' Equity (Continued)

        In addition, a summary of total outstanding RSU's as of December 31, 2013 is as follows:

Range of Grant Price	RSU's Outstanding
$2.16 - $6.75	844,943
$6.76 - $9.75	12,713

$2.16 - $9.75	857,656

        The table below summarizes certain additional information with respect to our options:

(In thousands)	2013	2012	2011
Aggregate intrinsic value of options outstanding at year-end	$11,183	$46	$17
Aggregate intrinsic value of options exercisable at year-end	4,382	13	17
Aggregate intrinsic value of options exercised during the year	422	2	7

        As of December 31, 2013, 2012 and 2011, the Company has reserved shares of common stock for issuance as follows:

	December 31,
	2013	2012	2011
Exercise of options available and grants of awards under equity plans	6,398,088	5,522,889	4,838,793

        The Company's loss before income taxes for the years ended December 31, 2013, 2012 and 2011 was $3,303, $3,747 and $4,006 lower, respectively, as a result of stock- based compensation expense incurred. For the year ended December 31, 2013, the impact of stock-based compensation expense was $(0.13) on the basic and diluted earnings per share. The impact of stock-based compensation expense was $(0.15) and $(0.16) on the basic and diluted earnings per share for the years ended December 31, 2012 and 2011. Stock-based compensation expense was recorded in general and administrative expenses for the years ended 2013, 2012 and 2011.

        Total cash received from the exercise of stock options for the year ended December 31, 2013, 2012 and 2011 was $467, $4 and $11, respectively. The tax benefit was fully reserved for through a tax valuation allowance.

        The Company estimates the fair value of its share-based awards to employees and directors using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the use of certain subjective assumptions. The most significant of these assumptions are the estimates of the expected volatility of the market price of the Company's stock and the expected term of the award. We base our estimates of expected volatility on the historical volatility of our stock price. The expected term represents the period of time that stock-based awards granted are expected to be outstanding. Other assumptions used in the Black-Scholes option valuation model include the risk-free interest rate and expected dividend yield. The risk-free interest rate for periods pertaining to the contractual life of

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

(In thousands, except share and per share amounts.)

9. Shareholders' Equity (Continued)

each option is based on the U.S. Treasury yield of a similar duration in effect at the time of grant. The Company has never paid, and does not expect to pay, dividends in the foreseeable future.

        The fair value of the Company's stock-based awards was estimated at the date of grant using the following weighted average assumptions:

	Year Ended December 31,
	2013	2012	2011
Expected volatility	60.3%	63.4%	62.0%
Expected term (in years)	6.71	6.31	6.25
Weighted-average risk-free interest rate	1.34%	1.15%	2.48%
Expected dividends	0.0%	0.0%	0.0%
Weighted-average grant date fair value per share	$1.90	$1.58	$2.82

        Based on the Company's historical experience of options that cancel before becoming fully vested, the Company has assumed an annualized forfeiture rate of 15% for all options. Under the true-up provision of ASC 718, the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated.

        Total compensation cost of options granted but not yet vested at December 31, 2013, 2012 and 2011 were approximately $2,644, $3,433 and $3,615, respectively. At December 31, 2013, 2012 and 2011, the weighted average remaining periods over which the above amounts are expected to be recognized were 2.14 years, 2.34 years and 2.62 years, respectively. At December 31, 2013, 2,404,498 shares remained available for future grant under the Plan.

        A summary of the status of the Company's unvested stock options and RSU's as of the respective balance sheet dates, and changes during years, is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value (per share)
Unvested shares at December 31, 2012	2,436,702	$2.62
Granted	1,186,639	$2.52
Vested	(797,528)	$3.14
Cancelled/forfeited	(476,583)	$3.49

Unvested shares at December 31, 2013	2,349,230	$2.45

  Option Acceleration

        On December 1, 2009, the Company accelerated the vesting of certain employees' unvested options that were deeply out-of-the-money. The acceleration was done because the Company believed that

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

(In thousands, except share and per share amounts.)

9. Shareholders' Equity (Continued)

there was no longer a compensation incentive tied to Company performance, given the exercise price of the options that were accelerated. Consistent with ASC 718, the Company will continue to expense the accelerated options over the remaining service period. The Company does not have a static policy threshold to use for determining whether an option is deeply out-of-the-money. Rather, the Company believes that the determination should be made in light of current market conditions, probability of stock price recovery within the remaining service period, and historical volatility of the Company's stock price. For the purposes of this option acceleration, the Company determined that options that were out-of-the-money by 30% or more were deeply out-of-the-money. As a result of the option acceleration, approximately 309,000 previously unvested shares became fully vested on December 1, 2009. The Company incurred an expense associated with the options that were accelerated in the amount of $137, $578 and $984 for the years ended December 31, 2013, 2012 and 2011, respectively, which have been recorded in the General and administrative line of the consolidated statement of operations and comprehensive income (loss). The weighted average exercise price of the accelerated options is $19.87, and the remaining service period has elapsed.

  Employee Stock Purchase Plan

        In July 2008, the Company made available an employee stock purchase plan in which substantially all of the Company's full-time employees became eligible to participate effective March 18, 2008. Under the plan, employees may contribute through payroll deductions up to 15% of their compensation toward the purchase of the Company's common stock, or $21, whichever is lower. The price per share is equal to the lower of 85% of the fair market price on the first day of the offering period, or 85% of the fair market price on the day of purchase. Proceeds received from the issuance of shares are credited to stockholders' equity in the period that the shares are issued. In 2013, 243,185 shares were purchased in accordance with the Employee Stock Purchase Plan (ESPP). Net proceeds to the Company from the issuance of shares of common stock under the ESPP for the year ended December 31, 2013 were $487. In January 2013, the number of shares available for grant was increased by 252,154, per the ESPP plan documents. At December 31, 2013, approximately 517,456 shares remain available for purchase under the ESPP. For the years ended December 31, 2013, 2012 and 2011, the Company incurred ESPP expenses of $211, $182 and $201, respectively.

10. Income Taxes

        The Company has deferred income tax assets totaling $53,584 at December 31, 2013, consisting primarily of federal and state net operating loss and credit carryforwards. Due to uncertainty regarding the ultimate realization of these net operating loss and credit carryforwards and other deferred income tax assets, we have established a full valuation allowance on our deferred tax assets and will recognize the benefits only as reassessment indicates the benefits are realizable. The determination of the required valuation allowance against net deferred tax assets was made without taking into account the deferred tax liabilities created from the book and tax differences on indefinite-lived assets.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

(In thousands, except share and per share amounts.)

10. Income Taxes (Continued)

        The Company's income tax expense for 2013 of $215 primarily relates to state taxes based on gross receipts or modified gross receipts calculations properly included as income taxes.

        The Company performed an analysis to determine the extent to which it can use its net operating loss carryforwards in future periods, subject to certain limitations imposed by the Internal Revenue Code. The Company concluded that because of the Company's limited history of reporting a net profit, it cannot predict that the benefits of the net operating loss carryfowards will be realized in future periods, and therefore the Company continues to provide a full valuation allowance for deferred tax assets. The Company will perform a similar analysis during 2014 to reassess the estimated future realizability of net operating loss carryforwards.

        Deferred taxes result from temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$37,335	$37,384
Research & development and AMT credit carryforwards	4,687	4,530
Stock option grants	6,533	5,329
Allowance for doubtful accounts	3,101	2,932
Other, net	1,928	2,210

Total deferred tax assets	53,584	52,385
Less valuation allowance	(50,979)	(49,145)

Net deferred tax assets	$2,605	$3,240
Deferred tax liabilities:
Property, plant and equipment	(345)	(815)
Identified intangible assets	(2,089)	(2,404)
Indefinite lived intangible assets	(730)	(678)
Prepaid insurance	(171)	(21)

Total deferred tax liabilities	(3,335)	(3,918)

Net deferred tax liability	(730)	(678)

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

(In thousands, except share and per share amounts.)

10. Income Taxes (Continued)

        Reconciliations between expected income taxes computed at the federal rate of 35% for each of the years ended December 31, 2013, 2012 and 2011, and the provision (benefit) for income taxes is as follows:

	Years ended December 31,
	2013	2012	2011
Income tax benefit at statutory rate	$(2,486)	$(4,587)	$(21,412)
State income tax, net of federal benefit	716	(211)	191
Stock-based compensation	203	397	493
Nondeductible goodwill impairment	—	—	16,100
Other	182	200	(173)
Increase in valuation allowance	1,600	3,296	5,045

Income tax provision (benefit)	$215	$(905)	$244

        At December 31, 2013, the Company had federal net operating loss carryforwards of approximately $96,588, to offset future federal taxable income expiring in various years through 2030. At December 31, 2013, the Company had state net operating loss carryforwards of $54,243, which expire in various years starting in 2014.

        The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The timing and manner in which the Company can utilize its net operating loss carryforward and future income tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding the change in ownership of corporations. Such limitation may have an impact on the ultimate realization of the Company's carryforwards and future tax deductions. Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize net operating losses if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by the Company at the time of the change that are recognized in the five-year period after the change. Currently, the Company's loss carryforwards are limited under Section 382.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

(In thousands, except share and per share amounts.)

10. Income Taxes (Continued)

        The components of the Company's income tax (benefit) provision are summarized as follows:

	Year Ended December 31,
	2013	2012
Current:
Federal	$24	$—
State	138	128

Total current provision for income taxes	162	128

Deferred:
Federal	—	(996)
State	53	(37)

Total deferred provision (benefit) for income taxes	53	(1,033)

Total provision (benefit) for income taxes	$215	$(905)

        The U.S. Internal Revenue Service concluded its examination of the Company's U.S. federal tax returns for all years through 2010. Because of net operating losses, the Company's U.S. federal tax returns for those years will remain subject to examination until the losses are utilized.

        The Company does not have a tax reserve recorded for tax contingencies. As of December 31, 2013 and 2012, the Company has not identified any uncertain tax positions and therefore, it has no tax reserve recorded as of December 31, 2013 and 2012.

11. Commitments and Contingencies

  Leases

        The Company leases its principal administrative and service facilities as well as office equipment under non-cancelable operating leases expiring at various dates through 2021. The terms of the leases are renewable at the end of the lease term. Payments made under operating leases are charged to operations on a straight-line basis over the period of the lease. Differences between straight-line expense and cash payments are recognized in the deferred rent line of the balance sheet. Rent expense was $3,622, $2,946 and $2,713 for the years ended December 31, 2013, 2012 and 2011, respectively.

        During 2013, the Company entered into a capital lease expiring June 2017 to finance equipment relating to technology.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

(In thousands, except share and per share amounts.)

11. Commitments and Contingencies (Continued)

        Future minimum lease payments under non-cancelable operating and capital leases are summarized as follows at December 31, 2013:

	Operating Leases	Capital Leases
2014	$2,250	$205
2015	2,195	205
2016	1,881	205
2017	1,749	103
2018	1,732	—
Thereafter	2,227	—

	$12,034	$718

  Other

        The Company has an agreement with Verizon whereby the Company has no fixed or minimum financial commitment. However, in the event the Company fails to maintain an agreed upon number of active cardiac monitoring devices on the Verizon network, Verizon has the right to terminate this agreement.

12. Credit Agreement

        On August 29, 2012, the Company entered into a Credit and Security Agreement ("Credit Agreement") with MidCap Financial, LLC to provide revolving loan borrowings with a loan commitment of up to $15,000, and an option by the Company to increase to a maximum loan commitment of $30,000. Interest on borrowings under the Credit Agreement is based on the London Interbank Offered Rate ("LIBOR") plus a margin of 4.75%. An unused line fee of 0.50% per annum is payable on any unused line balance, determined as the total loan commitment of $15,000 minus the average daily balance of the sum of the revolving loan borrowings outstanding during the preceding month. Furthermore, if the Company terminates the agreement at any point prior to the loan expiration date, the Company will incur a loan termination fee of 1.00% of the loan commitment due immediately preceding the termination. The Credit Agreement is secured by the Company's personal property, inventory and other assets and expires in August 2016. As of December 31, 2013, the Company did not have any outstanding balance on the credit agreement.

13. Employee Benefit Plan

        The Company sponsors a 401(k) Retirement Savings Plan (the Plan) for all eligible employees who meet certain requirements. Participants may contribute, on a pre-tax basis, up to the maximum allowable amount pursuant to Section 401(k) of the Internal Revenue Code. The Company is not required to contribute to the Plan. In May 2009, the Company adopted an amendment to the Plan that allowed for an employer matching contribution of 100% of employee contributions, up to 3% of the employees' salary. In January 2012, the Company adopted an amendment to eliminate the employers'

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

(In thousands, except share and per share amounts.)

13. Employee Benefit Plan (Continued)

matching contribution. For the years ended December 31, 2013, 2012 and 2011, the Company contributed $0, $0 and $1,296, respectively. Employer contributions vest immediately.

14. Segment Information

        The Company operates under three segments: patient services, product, and research services. Prior to 2012, the company operated under two segments: patient services and product. The patient services business segment's principal focus is on the diagnosis and monitoring of cardiac arrhythmias or heart rhythm disorders, through its core Mobile Cardiac Outpatient Telemetry™ ("MCOT™"), wEvent, event, Holter and Pacemaker services, as well as INR services in a healthcare setting . The product business segment focuses on the development, manufacturing, testing and marketing of medical devices to medical companies, clinics and hospitals. The Company's research services focuses on providing cardiac safety monitoring services for drug and medical treatment trials in a research environment. Intercompany revenue relating to the manufacturing of devices by the product segment for the other segments is included on the intersegment revenue line.

        Expenses that can be specifically identified with a segment have been included as deductions in determining pre-tax segment income. Any remaining expenses including research and development costs incurred by the product segment for the benefit of the other segments as well as the elimination of costs associated with intercompany revenue are included in Corporate and Other. Also included in Corporate and Other are net financing expenses and other, which consist principally of interest expense and debt and other financing expenses less interest income. The Company does not allocate assets to the individual segments.

	Patient Services	Research Services	Product	Corporate and Other	Consolidated
2013
Revenues	$100,386	$20,329	$8,786	$—	$129,501
Intersegment revenues	—	—	6,191	(6,191)	—
Income (loss) before income taxes	27,298	798	5,307	(40,507)	(7,104)
Depreciation and amortization	4,253	4,057	551	3,457	12,318
Capital expenditures	5,796	2,242	131	—	8,169

	Patient Services	Research Services	Product	Corporate and Other	Consolidated
2012
Revenues	$93,640	$8,333	$9,521	$—	$111,494
Intersegment revenues	—	—	2,141	(2,141)	—
Income (loss) before income taxes	13,284	1,556	3,770	(31,717)	(13,107)
Depreciation and amortization	5,161	974	428	2,815	9,378
Capital expenditures	4,199	1,079	684	—	5,962

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

(In thousands, except share and per share amounts.)

15. Legal Proceedings

CardioNet v. Mednet Litigation

        On May 8, 2012, CardioNet, Inc. filed suit against Mednet Healthcare Technologies, Inc., MedTel 24, Inc., RhythmWatch LLC, and AMI Cardiac Monitoring, Inc., in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 2:12-CV-2517-JS) for patent infringement related to the making, use, offering for sale, and sale of the Heartrak ECAT device and monitoring services. The suit asserted that the defendants are infringing CardioNet's U.S. Patent Nos. 7,212,850, 7,907,996, 6,569,095, 7,587,237 and 7,941,207. CardioNet sought an injunction against each defendant, as well as monetary damages. The defendants asserted counterclaims alleging the patents in suit are invalid and not infringed.

        This litigation concluded on January 31, 2014 when the Court entered a Consent Judgment declaring all five CardioNet patents valid and enforceable, and infringed by the defendants' making, using, offering to sell, or selling the Heartrak ECAT device and monitoring services. The Consent Judgment also declared that all defendants are permanently enjoined from further infringement and are required to turn over all existing inventory of the Heartrak ECAT system to CardioNet and Braemar.

        Simultaneously with the entry on of the consent judgment the Company, through its CardioNet subsidiary, entered into a definitive stock purchase agreement, to purchase all of the outstanding capital stock of Mednet and its affiliated entities for consideration of $5.5 million in cash and 96,649 shares of the Company's common stock. In addition, as a result of the acquisition, the Company, through CardioNet, assumed outstanding secured debt of the Mednet entities in the aggregate amount of approximately $10 million, including interest.

CardioNet v. ScottCare Litigation

        On May 8, 2012, CardioNet, Inc. filed suit against The ScottCare Corporation and Ambucor Health Solutions, Inc. in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 2:12-CV-2516-PBT) for patent infringement under the same five CardioNet patents, as mentioned above in the Mednet litigation, related to the making, use, sale, and offering for sale of the ScottCare TeleSentry Mobile Cardiac Telemetry device and monitoring services. CardioNet is seeking an injunction against each defendant, as well as monetary damages. The ScottCare Corporation has asserted counterclaims alleging the patents in suit are invalid and not infringed.

        On May 10, 2013, CardioNet, Inc. and Braemar Manufacturing, LLC filed an Amended Complaint identifying Braemar as the new owner of all right, title and interest to the patents-in-suit with CardioNet as the exclusive licensee of these patents. Fact discovery is scheduled to close on April 17, 2014, with trial scheduled for November 10, 2014. Consistent with the accounting for contingent liabilities, no accrual has been recorded in the financial statements. The Company is vigorously pursuing its claims and defending against the counterclaims.

CardioNet v. LifeWatch Litigation

        On June 12, 2012, CardioNet, Inc. settled the patent infringement action brought on September 25, 2009 by LifeWatch Services, Inc., and Card Guard Scientific Survival, Ltd. ("Lifewatch"),

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

(In thousands, except share and per share amounts.)

15. Legal Proceedings (Continued)

the licensee and owner, respectively, of U.S. Patent Nos. 7,542,878 B2 ("the '878 Patent") and 5,730,143 ("the '143 Patent"), collectively ("Licensed Patents") against the Company's wholly owned subsidiary, Braemar Inc. ("Braemar") and one of its customers, eCardio Diagnostics, LLC ("eCardio"), in Federal District Court for the Northern District of Illinois, File No. 09-CV-6001. In this matter, Lifewatch alleged that Braemar and eCardio had infringed the Licensed Patents. Pursuant to the terms of the settlement agreement, the Company paid Lifewatch a lump sum of $250 for a fully paid license, release, and covenant not to sue under the Licensed Patents for Braemar products. The covenant not to sue extends to Braemar's customers, including eCardio.

16. Civil Investigative Demand

        On August 25, 2011, the Company received a Civil Investigative Demand ("CID") issued by the U.S. Department of Justice, Western District of Washington. The CID states that it was issued in the course of an investigation under the federal false claims act and seeks documents for the period January 1, 2007 through the date of the CID. The CID indicates that the investigation concerns allegations that the Company may have used inappropriate diagnosis codes when submitting claims for payment to Medicare for its real-time, outpatient cardiac monitoring services. The Company is cooperating with the government's request and is in the process of providing information in response to the CID. The Company is unable to predict what action, if any, might be taken in the future by the Department of Justice or other governmental authorities as a result of this investigation or what impact, if any, the outcome of this matter might have on the Company's business, financial position or results of operations. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter. Consistent with the accounting for contingent liabilities, no accrual has been recorded in the financial statements.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

(In thousands, except share and per share amounts.)

17. Quarterly Financial Data (Unaudited)

        The following tables summarize the unaudited quarterly financial data for the last two fiscal years.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amount)
2013
Total revenues	$32,418	$32,104	$31,874	$33,105
Gross profit	19,545	19,496	19,234	20,795
Integration, restructuring and other charges	1,202	2,541	3,077	1,162
Income (loss) from operations	(2,034)	(2,238)	(2,835)	226
Net income (loss)	(2,087)	(2,299)	(2,956)	23
Basic and diluted net income (loss) per share	$(0.08)	$(0.09)	$(0.12)	$0.00
2012
Total revenues	$27,045	$27,450	$27,040	$29,959
Gross profit	15,610	16,726	16,398	17,167
Integration, restructuring and other charges	270	733	741	2,492
Loss from operations	(3,581)	(1,668)	(3,126)	(4,784)
Net loss	(3,534)	(1,198)	(3,121)	(4,349)
Basic and diluted net loss per share	$(0.14)	$(0.05)	$(0.12)	$(0.17)

18. Subsequent Events

        On January 31, 2014, the Company, through its wholly-owned subsidiary CardioNet, acquired Mednet Healthcare Technologies, Inc., Heartcare Corporation of America, Inc., Universal Medical, Inc., and Universal Medical Laboratory, Inc. (together, the "Mednet entities") from Frank Movizzo ("Seller"), pursuant to the terms and conditions of a Stock Purchase Agreement among CardioNet, the Mednet entities and Mr. Movizzo (the "Purchase Agreement").

        The Purchase Agreement was entered into following the entry of a consent judgment in connection with the Company's patent infringement action originally filed in the U.S. District Court for the Eastern District of Pennsylvania in May 2012 against the Mednet entities and other companies. The consent judgment declared that the Mednet entities infringed five patents owned by the Company and its subsidiary, Braemar Manufacturing, LLC, and that all five patents are valid.

        Pursuant to the terms of the Purchase Agreement, CardioNet purchased all of the outstanding capital stock of the Mednet entities from the Seller for consideration of $5.5 million in cash and 96,649 shares of the Company's common stock. In addition, as a result of the acquisition, the Company, through CardioNet, assumed outstanding secured debt of the Mednet entities in the aggregate amount of approximately $10 million, including interest.

        On February 21, 2014, the Company came to an agreement with the third party lenders to refinance this debt. The Loans bear interest at an annual rate of 3.25% until March 1, 2019, and thereafter will bear interest at an annual rate equal to the greater of (1) 3.25% or (2) the prime rate as published in the "Money Rates" section of The Wall Street Journal (or it successor) or the highest

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

(In thousands, except share and per share amounts.)

18. Subsequent Events (Continued)

prime rate if more than one is published. Beginning April 1, 2014, the principal amount of the Loans will be repaid, on a monthly basis, in installments of $37,500, plus accrued interest, until April 1, 2019, when the principal amount of the Loans will be repaid, on a monthly basis, in installments of $75,000, plus accrued interest, until paid in full on or before March 1, 2024 (or such earlier date upon an acceleration of the Loans by Lenders upon an event of default or termination by the Borrowers).

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Prior to the filing of this Report on Form 10-K, an evaluation was performed under the supervision of and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of December 31, 2013, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

        There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 240.15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

  (i)
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  (ii)
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

  (iii)
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (1992). Based on management's assessment and those criteria, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2013.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
BioTelemetry, Inc.

        We have audited BioTelemetry, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the "COSO criteria"). BioTelemetry, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, BioTelemetry, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BioTelemetry, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive income (loss), cash flows and shareholders' equity for each of the three years in the period ended December 31, 2013 of BioTelemetry, Inc. and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 26, 2014

Item 9B.    Other Information

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information with respect to this Item is incorporated by reference from our definitive proxy statement in connection with the 2014 Annual Meeting of Stockholders, or the Proxy Statement, unless the Proxy Statement is not filed by April 30, 2014, in which case we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

Item 11.    Executive Compensation

        Information with respect to this Item is incorporated by reference from the Proxy Statement unless the Proxy Statement is not filed by April 30, 2014, in which case we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information with respect to this Item is incorporated by reference from the Proxy Statement unless the Proxy Statement is not filed by April 30, 2014, in which case we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

Equity Compensation Plan Information

        The following table presents the equity compensation plan information as of December 31, 2013:

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Employee and non-employee director stock option plans	3,993,590	$5.25	2,404,498
Employee stock purchase plan	81,848	$2.42	435,608

Total	4,075,438	$5.19	2,840,106

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information with respect to this Item is incorporated by reference from the Proxy Statement unless the Proxy Statement is not filed by April 30, 2014, in which case we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

Item 14.    Principal Account Fees and Services

        Information with respect to this Item is incorporated by reference from the Proxy Statement unless the Proxy Statement is not filed by April 30, 2014, in which case we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

 Part IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
The following financial statements, schedules and exhibits are filed as part of this report:

1.
Financial Statements—The Financial Statements required by this item are listed on the Index to Financial Statements in Part II, Item 8 of this report.

2.
Financial Statement Schedules

•
Schedule II—Valuation and Qualifying Accounts and Reserves; and

•
Other financial statement schedules are not included because they are not required or the information is otherwise shown in the financial statements or notes thereto.

3.
Exhibits—The exhibits listed on the accompanying Exhibit Index are filed as part of, or are incorporated by reference into, this report.

(b)
See Item 15(a)(3) above.

(c)
See Item 15(a)(2) above.

SCHEDULE II

	Beginning Balance	Additions Charged To Expense	Deductions From Reserve	Ending Balance
Allowance for Doubtful Accounts
Year ended December 31, 2013	$7,617	$7,787	$(7,763)	$7,640
Year ended December 31, 2012	$9,889	$11,912	$(14,184)	$7,617
Year ended December 31, 2011	$11,779	$12,080	$(13,970)	$9,889

EXHIBIT INDEX

Exhibit Number	Description

2.1	Stock Purchase Agreement by and among CardioNet, LLC, Mednet Healthcare Technologies, Inc., Heartcare Corporation of America, Inc., Universal Medical, Inc., Universal Medical Laboratory, Inc. and Frank Movizzo, dated as of January 31, 2014 (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed, February 3, 2014).

2.2	Stock Purchase Agreement by and among the CardioNet, LLC, ECG Scanning and Medical Services, Inc. and the Stockholder Representatives (as defined therein), dated as of February 10, 2012. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed February 10, 2012).

2.3	Agreement and Plan of Reorganization, dated as of April 22, 2013, by and among CardioNet, Inc., the Registrant and BioTelemetry Merger Sub, Inc. (incorporated by reference to the Registrant's registration statement on Form S-4 and amendments thereto (File No. 333-188058)).

3.1	Certificate of Incorporation of BioTelemetry, Inc. (incorporated by reference to the Registrant's registration statement on Form S-4 and amendments thereto (File No. 333-188058)).

3.2	Bylaws of BioTelemetry, Inc. (incorporated by reference to the Registrant's registration statement on Form S-4 and amendments thereto (File No. 333-188058))

10.1	CardioNet, Inc. Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to CardioNet, Inc.'s registration statement on Form S-1 and amendments thereto (File No. 333-145547)).

10.2(1)	CardioNet, Inc. 2008 Equity Incentive Plan and Form of Stock Option Agreement thereunder (incorporated by reference to Exhibit 10.3 to CardioNet, Inc.'s registration statement on Form S-1 and amendments thereto (File No. 333-145547)).

10.3(1)	CardioNet, Inc. 2008 Non-Employee Directors' Stock Option Plan and Form of Stock Option Agreement thereunder (incorporated by reference to Exhibit 10.4 to CardioNet, Inc.'s registration statement on Form S-1 and amendments thereto (File No. 333-145547)).

10.4(1)	CardioNet, Inc. 2008 Employee Stock Purchase Plan and Form of Offering Document thereunder (incorporated by reference to Exhibit 10.5 to CardioNet, Inc.'s registration statement on Form S-1 and amendments thereto (File No. 333-145547)).

10.5	Office Lease dated February 6, 2004 between CardioNet, Inc. and Executive One Associates, as amended (incorporated by reference to Exhibit 10.13 to CardioNet, Inc.'s registration statement on Form S-1 and amendments thereto (File No. 333-145547)).

10.6	Building Sublease Agreement dated May 23, 2013, between CardioNet, Inc. and Here North America, LLC. (incorporated by reference to Exhibit 99.1 to CardioNet, Inc.'s Current Report on Form 8-K, dated May 23, 2013).

Exhibit Number	Description
10.7†	Amendment No. 8 dated February 1, 2010 to the Communication Voice and Data Services Provider Agreement dated May 12, 2003 between the Company and Verizon (as successor to Qualcomm Incorporated and nPhase, LLC), as amended (incorporated by reference to Exhibit 10.19 to CardioNet, Inc.'s Current Report on Form 8-K, dated November 30, 2011).

10.8†	Purchase Agreement dated September 14, 2001 between CardioNet, Inc. and Varian, Inc. (a wholly-owned subsidiary of Jabil Circuit, Inc.) (incorporated by reference to Exhibit 10.20 to CardioNet, Inc.'s registration statement on Form S-1 and amendments thereto (File No. 333-145547)).

10.9†	Consignment Inventory Agreement dated September 13, 2004 between CardioNet, Inc. and Varian, Inc. (a wholly-owned subsidiary of Jabil Circuit, Inc.) (incorporated by reference to Exhibit 10.21 to CardioNet, Inc.'s registration statement on Form S-1 and amendments thereto (File No. 333-145547)).

10.10(1)	CardioNet, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to CardioNet, Inc.'s Current Report on Form 8-K filed October 28, 2008).

10.11(1)	CardioNet, Inc. Compensation Program for Non-Employee Directors (incorporated by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed January 28, 2009).

10.12(1)	Employment Agreement, dated as of June 15, 2010, between Joseph H. Capper and CardioNet, Inc. (incorporated by reference to Exhibit 99.2 to CardioNet, Inc.'s Current Report on Form 8-K filed June 18, 2010).

10.13(1)	Employment Agreement, dated as of January 28, 2010, between CardioNet, Inc. and Heather Getz (incorporated by reference to Exhibit 10.36 to CardioNet, Inc.'s Annual Report on Form 10-K filed February 23, 2010).

10.14(1)	Employment Agreement, dated as of December 7, 2010, between CardioNet, Inc. and Daniel Wisniewski (incorporated by reference to Exhibit 10.38 to CardioNet, Inc.'s Annual Report on Form 10-K, filed February 25, 2010).

10.15(1)	Employment Agreement dated as of February 7, 2011, between CardioNet, Inc. and Peter Ferola (incorporated by reference to Exhibit 10.1 to CardioNet, Inc.'s Quarterly Report on Form 10-Q dated May 6, 2011).

10.16(1)	Employment Agreement dated as of June 11, 2012, between CardioNet, Inc. and Michael Geldart (incorporated by reference to Exhibit 10.1 to CardioNet, Inc.'s Quarterly Report on Form 10-Q filed August 9, 2012).

10.17(1)	Employment Agreement dated as of July 30, 2010, between CardioNet, Inc. and Fred Anthony Broadway III (incorporated by reference to Exhibit 10.26 to CardioNet, Inc.'s Annual Report on Form 10-K filed February 22, 2013).

23*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

Exhibit Number	Description
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*
Filed herewith.

†
Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)
Indicates a management plan or compensatory plan or arrangement.

**
Furnished herewith. Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2014	BioTelemetry, Inc.
	By:	/s/ JOSEPH H. CAPPER Joseph H. Capper President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH H. CAPPER Joseph H. Capper	President and Chief Executive Officer (Principal Executive Officer)	February 26, 2014
/s/ HEATHER C. GETZ Heather C. Getz, CPA	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2014
/s/ KIRK E. GORMAN Kirk E. Gorman	Chairman and Director	February 26, 2014
/s/ RONALD A. AHRENS Ronald A. Ahrens	Director	February 26, 2014
/s/ ANTHONY J. CONTI Anthony J. Conti	Director	February 26, 2014
/s/ JOSEPH A. FRICK Joseph A. Frick	Director	February 26, 2014
/s/ ERIC N. PRYSTOWSKY Eric N. Prystowsky, M.D.	Director	February 26, 2014

Signature	Title	Date

/s/ REBECCA RIMEL Rebecca Rimel	Director	February 26, 2014
/s/ ROBERT J. RUBIN Robert J. Rubin, M.D.	Director	February 26, 2014