Form 10-Q
period 2014-03-31
BioTelemetry, Inc.
filed 2014-05-06
CIK 1574774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 000-55039

BioTelemetry, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-2568498
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1000 Cedar Hollow Road Malvern, Pennsylvania	19355
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of May 2, 2014, 26,392,502 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

BIOTELEMETRY, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2014

FORWARD-LOOKING STATEMENTS

This document includes certain forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements may be identified by words such as “expect,” “anticipate,” “estimate,” “intend,” “plan,” “believe,” “promises” and other words and terms of similar meaning.  Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including important factors that could delay, divert, or change any of these expectations, and could cause actual outcomes and results to differ materially from current expectations.  These factors include, among other things, our ability to successfully integrate the Mednet and Biomedical Systems businesses into our business and the effect such acquisitions will have on our results of operation, our ability to successfully negotiate a settlement to the Department of Justice investigation prior to any judicial action, effectiveness of our cost savings initiatives, relationships with our government and commercial payors, changes to insurance coverage and reimbursement levels for our products, the success of our sales and marketing initiatives, our ability to attract and retain talented executive management and sales personnel, our ability to identify acquisition candidates, acquire them on attractive terms and integrate their operations into our business, the commercialization of new products, market factors, internal research and development initiatives, partnered research and development initiatives, competitive product development, changes in governmental regulations and legislation, the continued consolidation of payors, acceptance of our new products and services, patent protection, adverse regulatory action, and litigation success.  For further details and a discussion of these and other risks and uncertainties, please see our public filings with the Securities and Exchange Commission, including our latest periodic reports on Form 10-K and 10-Q.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

BIOTELEMETRY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	March 31, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$12,044	$22,151
Accounts receivable, net of allowance for doubtful accounts of $7,987 and $7,555, at March 31, 2014 and December 31, 2013, respectively	16,901	11,437
Other receivables, net of allowance for doubtful accounts of $87 and $85 at March 31, 2014 and December 31, 2013, respectively	6,758	5,680
Inventory	2,970	2,554
Prepaid expenses and other current assets	2,095	2,433
Total current assets	40,768	44,255
Property and equipment, net	24,973	18,779
Intangible assets, net	15,214	7,312
Goodwill	25,573	16,469
Other assets	841	731
Total assets	$107,369	$87,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,916	$8,718
Accrued liabilities	12,359	8,190
Current portion of capital leases	561	187
Current portion of long term debt	450	—
Deferred revenue	2,135	1,945
Total current liabilities	30,421	19,040
Long term debt	9,380	—
Deferred tax liability	1,258	767
Long term portion of capital leases	724	469
Other long term liabilities	275	—
Deferred rent	541	441
Total liabilities	42,599	20,717

Shareholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 26,271,593 and 25,812,754 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	26	26
Paid-in capital	262,660	260,597
Accumulated deficit	(197,916)	(193,794)
Total stockholders’ equity	64,770	66,829
Total liabilities and stockholders’ equity	$107,369	$87,546

See accompanying notes.

BIOTELEMETRY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues:
Patient services	$29,294	$24,705
Research services	4,840	4,872
Product	3,028	2,841
Total revenues	37,162	32,418

Cost of revenues:
Patient services	11,126	8,764
Research services	2,756	2,738
Product	1,636	1,371
Total cost of revenues	15,518	12,873

Gross profit	21,644	19,545

Operating expenses:
General and administrative	10,772	9,528
Sales and marketing	7,440	6,762
Bad debt expense	2,359	2,467
Research and development	1,789	1,620
Integration, restructuring and other charges	2,980	1,202

Total operating expenses	25,340	21,579

Loss from operations	(3,696)	(2,034)
Interest and other (loss), net	(3,271)	(53)

Loss before income taxes	(6,967)	(2,087)
Benefit from income taxes	2,845	—

Net loss and comprehensive loss	(4,122)	(2,087)

Net loss per common share:
Basic and diluted	$(0.16)	$(0.08)

Weighted average number of common shares outstanding:
Basic and diluted	26,110,825	25,190,566

See accompanying notes.

BIOTELEMETRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months Ended March 31,
	2014	2013
Operating activities
Net loss	$(4,122)	$(2,087)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	2,359	2,467
Depreciation	2,065	2,389
Stock-based compensation	1,003	700
Amortization of intangibles	688	619
Deferred income tax (benefit) expense	(2,869)	—
Increase (decrease) in deferred rent	100	(110)
Changes in operating assets and liabilities:
Accounts receivable	(5,022)	(2,375)
Inventory	(104)	(224)
Prepaid expenses and other assets	516	(48)
Accounts payable	1,771	885
Accrued and other liabilities	1,555	(559)

Net cash (used) provided by operating activities	(2,060)	1,657

Investing activities
Acquisition of business, net of cash acquired	(5,700)	—
Purchases of property and equipment	(3,859)	(1,839)

Net cash (used) in investing activities	(9,559)	(1,839)

Financing activities
Proceeds from the exercise of employee stock options and employee stock purchase plan contributions	357	208
Issuance of long-term debt	9,830	—
Repayment of long-term debt	(8,563)	—
Principal payments on capital lease obligations	(112)	—

Net cash provided by financing activities	1,512	208

Net (decrease) increase in cash and cash equivalents	(10,107)	26
Cash and cash equivalents — beginning of period	22,151	18,298

Cash and cash equivalents — end of period	12,044	18,324
Supplemental disclosure of cash flow information
Cash paid for interest	$19	$25
Cash paid for taxes	$105	$100

See accompanying notes.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

1.   Summary of Significant Accounting Policies

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows.  In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and necessary for a fair presentation of BioTelemetry, Inc.’s (the “Company” or “BioTelemetry”) financial position as of March 31, 2014 and December 31, 2013, the results of operations for the three months ended March 31, 2014 and 2013, and cash flows for the three months ended March 31, 2014 and 2013.  The financial data and other information disclosed in these notes to the financial statements related to the three months ended March 31, 2014 and 2013 are unaudited. The results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for any future period.

Net Loss

The Company computes net loss per share in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 260, Earnings Per Share.  The following summarizes the potential outstanding common stock of the Company at March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
Employee stock purchase plan estimated share options outstanding	97,333	31,667
Common stock options and restricted stock units outstanding	4,356,616	4,281,561
Common stock options and restricted stock units available for grant	3,140,092	2,440,947
Common stock	26,271,593	25,276,515
Total	33,865,634	32,030,690

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including stock options and warrants, as applicable.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2014	2013
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(4,122)	$(2,087)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	26,110,825	25,190,566
Basic and diluted net loss per share	$(0.16)	$(0.08)

If the outstanding vested options or restricted stock units were exercised or converted into common stock, the result would be anti-dilutive for the three months ended March 31, 2014 and 2013. Accordingly, basic and diluted net loss per share are the same for the three months ended March 31, 2014 and 2013.

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable, other current assets, accounts payable, deferred revenue and other current liabilities. The carrying value of these financial instruments approximates their fair value because of their short-term nature. The fair value of financial instruments is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

Cash and Cash Equivalents

Cash and cash equivalents are held in U.S. financial institutions or in custodial accounts with U.S. financial institutions. Cash equivalents are defined as liquid investments and money market funds with maturity from date of purchase of 90 days or less that are readily convertible into cash and have minimal interest rate risk.

Accounts Receivable

Accounts receivable related to the patient services segment are recorded at the time revenue is recognized, net of contractual allowances, and are presented on the balance sheet net of allowance for doubtful accounts. The ultimate collection of accounts receivable may not be known for several months after services have been provided and billed. The Company records allowance for doubtful accounts based on the aging of receivables using historical payor specific data. The percentages and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods and analyses, including current and historical cash collections, and the aging of receivables by payor. Because of continuing changes in the health care industry and third party reimbursement, it is possible that the Company’s estimates of collectability could change, which could have a material impact on the Company’s operations and cash flows.

Accounts receivable related to the product and research services segments are recorded at the time revenue is recognized, or when the services or products are billable, net of discounts. The Company estimates allowance for doubtful accounts on a specific account basis, and considers several factors in its analysis including customer specific information and aging of the account.

The Company writes off receivables when the likelihood for collection is remote and when the Company believes collection efforts have been fully exhausted and it does not intend to devote additional resources in attempting to collect. The Company performs write-offs on a monthly basis. In the patient services segment, the Company wrote off $1,925 and $2,168 of receivables for the three months ended March 31, 2014 and 2013, respectively. The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts. There was no impact on the net receivables reported on the balance sheets, or bad debt expense reported on the statement of operations for the three months ended March 31, 2014 or 2013, as a result of these write-offs. The Company recorded bad debt expense of $2,359 and $2,467 for the three months ended March 31, 2014 and 2013, respectively. There were no write-offs in the product and research services segments.

Inventory

Inventory consists of the following:

	March 31, 2014	December 31, 2013
Raw materials and supplies	$2,798	$2,404
Finished goods	172	150
Total inventories	$2,970	$2,554

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

The Company’s loss before income taxes for the three months ended March 31, 2014 and 2013, was increased by $1,003 and $700, respectively, as a result of stock-based compensation expense incurred. The impact of stock-based compensation expense was $(0.04) and $(0.03) on basic and diluted earnings per share for the three months ended March 31, 2014 and 2013.

The Company estimates the fair value of its share-based awards to employees and directors using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the use of certain subjective assumptions. The most significant of these assumptions are the estimates of the expected volatility of the market price of the Company’s stock and the expected term of the award. For the three months ended March 31, 2014 and 2013, the Company based the estimates of expected volatility on the historical average of our stock price. The expected term represents the period of time that stock-based awards granted are expected to be outstanding. Other assumptions used in the Black-Scholes option valuation model include the risk-free interest rate and expected dividend yield. The risk-free interest rate for periods pertaining to the contractual life of each option is based on the U.S. Treasury yield of a similar duration in effect at the time of grant. The Company has never paid, and does not expect to pay, dividends in the foreseeable future.

The Company utilized the Black-Scholes valuation model for estimating the fair value of stock options granted using the following weighted average assumptions:

	Three months Ended March 31,
	2014	2013
Expected dividend yield	0%	0%
Expected volatility	62%	60%
Risk-free interest rate	1.85%	1.29%
Expected life	6.45	6.75

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

Based on the above assumptions, the per share weighted average fair value of the options granted under the stock option plan for the three months ended March 31, 2014 and 2013 was $4.97 and $1.48, respectively.

The following table summarizes activity under all stock award plans from December 31, 2013 through March 31, 2014:

		Options Outstanding
	Shares		Weighted
	Available	Number	Average
	for Grant	of Shares	Exercise Price
Balance — December 31, 2013	2,404,498	3,993,590	$5.25
Additional options available for grant	1,291,200	—	—
Granted	(623,650)	623,650	8.38
Canceled	68,044	(68,044)	3.59
Exercised	—	(192,580)	4.52
Balance — March 31, 2014	3,140,092	4,356,616	$5.78

The Employee Stock Option (ESOP) Plans have an automatic increase in the shares available for grant every January the plans are active. The increase in the shares available for grant under the ESOP plan is equal to 4% of the total shares outstanding at December 31, 2013.

Additional information regarding options outstanding is as follows:

	March 31, 2014	March 31, 2013
Range of exercise prices (per option)	$0.70 - $31.18	$0.70 - $31.18
Weighted average remaining contractual life (years)	7.56	8.15

Employee Stock Purchase Plan

In 2014, 169,610 shares were purchased in accordance with the Employee Stock Purchase Plan (ESPP). Net proceeds to the Company from the issuance of shares of common stock under the ESPP for the three months ended March 31, 2014 were $397. In January 2014, the number of shares available for grant was increased by 258,240, per the ESPP documents. At March 31, 2014, approximately 606,086 shares remain available for purchase under the ESPP.

2.   Business Combination

On January 31, 2014, the Company completed the acquisition of Mednet Healthcare Technologies, Inc (“Mednet”). Mednet provides cardiac monitoring services and is an original equipment manufacturer of cardiac monitoring devices. The acquisition gave the Company access to established customer relationships. Upon the closing of the transaction, the Company acquired all of the issued and outstanding capital stock, and Mednet became a wholly-owned subsidiary of the Company.  The Company paid $5,500 in cash at closing and 96,649 shares of the Company’s common stock, valued at $705. In addition, as a result of the acquisition, the Company assumed indebtedness from Mednet in the aggregate amount of $9,720, including interest. The acquisition has been included within the consolidated results of operations and financial condition from the date of the acquisition.

The purchase price allocation of the Mednet acquisition purchase consideration has not been finalized as of March 31, 2014, specifically the valuation of intangibles The Company anticipates the purchase price allocation will be completed in 2014. The following is a preliminary purchase price allocation:

Fair value of assets acquired:
Cash and cash equivalents	$(199)
Accounts receivable	3,879
Prepaid expenses and other current assets	355
Property and equipment	4,400
Goodwill	9,104
Intangible assets	8,590
Other assets	79
Total assets acquired	26,208
Liabilities assumed:
Accounts payable	5,927
Accrued expenses	943
Other liabilities	3,413
Long-term debt, capital leases, note payable and related interest	9,720
Total liabilities assumed	20,003
Net assets acquired	$6,205

While the value and lives of the intangible assets have not been finalized, the estimated allocation of intangible assets is comprised of $5,800 related to customer relationship assets with an estimated useful life of fifteen years, $1,600 related to internally developed software with an estimated useful life of five years, $800 related to trade names with an indefinite life, and $390 related to the non-compete agreement to be amortized over the five year life of the agreement.

The unaudited pro forma information below presents combined results of operations as if the acquisition had occurred at the beginning of the periods presented instead of January 31, 2014. The pro forma information is based on historical results adjusted for the effect of purchase accounting and is not necessarily indicative of the results of operations of the combined entity had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results. Mednet contributed $5,129 in revenue for the three months ended March 31, 2014.

	March 31,
	2014	2013
Revenue	$40,660	$39,825
Net Loss	$(2,369)	$(305)
Net loss per common share:
Basic and Diluted	$(0.09)	$(0.01)
Weighted average number of shares:
Basic	26,110,825	25,287,215

3. Goodwill and Intangible Assets

Goodwill was recognized at the time of the Company’s acquisitions. The carrying amount of goodwill as of March 31, 2014 and December 31, 2013 are $25,573 and $16,469, respectively.

The changes in the carrying amounts of goodwill by segment were as follows:

	Reporting Segment
	Patient Services	Research Services	Product	Total
Balance at December 31, 2013	$1,577	$11,735	$3,157	$16,469
Goodwill acquired during the quarter	9,104	—	—	9,104
Balance at March 31, 2014	$10,681	$11,735	$3,157	$25,573

The gross carrying amounts and accumulated amortization of the Company’s intangible assets as of March 31, 2014 and December 31, 2013 are as follows:

	Estimated Useful Life (Years)	March 31, 2014	December 31, 2013
Customer relationships	6 - 15	$7,900	$2,100
Proprietary technology	5	5,600	4,000
Signed backlog	1 - 4	2,800	2,800
Unsigned backlog	4	600	600
Covenants not to compete	5	750	360
Total intangible assets, gross		17,650	9,860
Customer relationships accumulated amortization		(850)	(722)
Proprietary technology accumulated amortization		(2,262)	(1,902)
Signed backlog accumulated amortization		(1,531)	(1,400)
Unsigned backlog accumulated amortization		(238)	(200)
Covenants not to compete accumulated amortization		(155)	(124)
Total accumulated amortization		(5,036)	(4,348)
Indefinite-lived trade name		2,600	1,800
Total intangible assets, net		$15,214	$7,312

The estimated amortization expense for the next five years is summarized as follows at March 31, 2014:

2014	$2,236
2015	2,626
2016	1,530
2017	826
2018	788
Total	$8,006

Amortization expense for the three months ended March 31, 2014 and 2013 was $688 and $619, respectively.

At December 31, 2013, the Company performed its required annual impairment test of goodwill. Based on this impairment test, the Company determined that none of the reporting unit’s goodwill was impaired.

4.              Integration, Restructuring and Other Charges

The Company accounts for expenses associated with exit or disposal activities in accordance with ASC 420, Exit or Disposal Cost Obligations, and records the expenses in Integration, restructuring and other charges in its statement of operations, and records the related accrual in the Accrued expenses line of its balance sheet.

For the three months ended March 31, 2014 and 2013, the Company incurred expenses related to restructuring, integration and other activities. A summary of these expenses is as follows:

	Three months Ended March 31,
	2014	2013
Legal fees	$2,449	$538
Professional fees	369	111
Severance and employee related costs	162	553
Total	$2,980	$1,202

The legal charges of $2,449 related primarily to legal fees for non-recurring patent litigation for the three months ended March 31, 2014.  In addition, the $369 of professional fees incurred for recent acquisitions and $162 of severance and employee related costs due to restructuring and integration related activities.

5.              Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur. The Company reviews and updates its estimated annual effective tax rate each quarter. For the three months ended March 31, 2014, the Company’s estimated annual effective tax rate was zero. The Company recorded $2,869 of a tax benefit for the three months ended March 31, 2014 related to the Mednet acquisition that occurred in January 2014.

As of March 31, 2014, in accordance with ASC 740, the Company maintained a full valuation allowance against net deferred tax assets, with exception to the deferred tax liability recorded for indefinite lived intangibles. The Company will continue to maintain a full valuation allowance until such time it can reasonably estimate the probability of realizing a benefit from the deferred tax assets.

6.              Credit Agreement

On August 29, 2012, the Company entered into a Credit and Security Agreement (“Credit Agreement”) with MidCap Financial, LLC to provide revolving loan borrowings with a loan commitment of up to $15,000, with an option by the Company to increase to a maximum loan commitment of $30,000. Interest on borrowings under the Credit Agreement is based on the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 4.75%. An unused line fee of 0.50% per annum is payable on any unused line balance, determined as the total loan commitment of $15,000 minus the average daily balance of the sum of the revolving loan borrowings outstanding during the preceding month. Furthermore, if the Company terminates the agreement at any point prior to the loan expiration date, the Company will incur a loan origination fee of 1.00% of the loan commitment due immediately preceding the termination. The Credit Agreement is secured by the Company’s personal property, inventory and other assets and expires in August 2016.  As of March 31, 2014, the Company did not have any outstanding balance on the credit agreement.

On February 21, 2014, the Company entered into a Credit and Security Agreement (the “Credit Agreement”) with The Bancorp Bank for an aggregate amount of $9,830.  The proceeds were used to pay off the assumed debt of $8,563 associated with the Mednet acquisition. The Loans bear interest at an annual rate of 3.25% until March 1, 2019, and thereafter will bear interest at an annual rate equal to the greater of (1) 3.25% or (2) the prime rate as published in the “Money Rates” section of The Wall Street Journal or the highest prime rate if more than one is published.  Beginning April 1, 2014, the principal amount of the Loans will be repaid, on a monthly basis, in installments of $38, plus accrued interest, until April 1, 2019, when the principal amount of the Loans will be repaid, on a monthly basis, in installments of $75, plus accrued interest, until paid in full on or before March 1, 2024 or such earlier date upon an acceleration of the Loans by Lenders upon an event of default or termination of the Borrowers.

7.              Segment Information

The Company operates under three segments: patient services, product and research services. The patient services business segment’s principal focus is on the diagnosis and monitoring of cardiac arrhythmias or heart rhythm disorders, through its core Mobile Cardiac Outpatient Telemetry™ (“MCOT™”), wEvent, event, Holter and Pacemaker monitoring services, as well as INR services in a healthcare setting. The product business segment focuses on the development, manufacturing, testing and marketing of medical devices to medical companies, clinics and hospitals. The Company’s research services focuses on providing cardiac safety monitoring services for drug and medical treatment trials in a research environment.  Intercompany revenue relating to the manufacturing of devices by the product segment for the other segments is included on the intersegment revenue line.

Expenses that can be specifically identified with a segment have been included as deductions in determining pre-tax segment income. Any remaining expenses including research and development costs incurred by the product segment for the benefit of the other segments as well as the elimination of costs associated with intercompany revenue are included in Corporate and Other. Also included in Corporate and Other are net financing expenses and other income, which consist principally of interest expense and debt and other financing expenses less interest income.  The Company does not allocate assets to the individual segments.  Mednet is primarily included in the patient services segment; with the manufacturing part of the business being included in the product segment.

For the three months ended:

	Patient Services	Research Services	Product	Corporate and Other	Consolidated
March 31, 2014
Revenues	$29,294	$4,840	$3,028	—	$37,162
Intersegment revenues	—	—	3,036	(3,036)	—
Income (loss) before income taxes	5,506	(214)	2,078	(14,337)	(6,967)
Depreciation and amortization	1,572	884	133	164	2,753
Capital expenditures	3,401	405	53	—	3,859

	Patient Services	Research Services	Product	Corporate and Other	Consolidated
March 31, 2013
Revenues	$24,705	$4,872	$2,841	—	$32,418
Intersegment revenues	—	—	1,072	(1,072)	—
Income (loss) before income taxes	5,683	(148)	1,390	(9,012)	(2,087)
Depreciation and amortization	1,300	1,005	143	560	3,008
Capital expenditures	944	833	62	—	1,839

8.              Civil Investigative Demand

On August 25, 2011, the Company received a Civil Investigative Demand (“CID”) issued by the U.S. Department of Justice, Western District of Washington. The CID states that it was issued in the course of an investigation under the federal false claims act and seeks documents for the period January 1, 2007 through the date of the CID. The CID indicates that the investigation concerns allegations that the Company may have used inappropriate diagnosis codes when submitting claims for payment to Medicare for its real-time, MCOT™ services. The Company has provided information requested under the CID.  While the Company intends to vigorously defend against these claims, during the first quarter of 2014 the Company began negotiations for a potential settlement, and as result recorded a non-operating charge of $3,100.  This reserve was recorded to Other loss in the consolidated statements of operations and is included in Accrued Liabilities on the balance sheet.  Additionally, the Company has incurred $1,600 in related legal and consulting expenses to date.

The final outcome of any current or future litigation or governmental or internal investigations, including the unresolved matter described above, cannot be accurately predicted, nor can the Company predict any resulting penalties, fines or other sanctions that may be imposed at the discretion of federal or state regulatory authorities. The Company records accruals for such contingencies to the extent that it concludes it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. It is possible that the outcome of such matters could potentially have a material adverse impact on the Company’s future results of operations, financial position, and cash flows.

9.              Subsequent Events

On April 3, 2014, the Company, through its wholly-owned subsidiary CardioNet, LLC, completed the acquisition of substantially all of the assets of the cardiac monitoring business of Biomedical Systems Corporation (the “Seller”).

Pursuant to the terms of the Purchase Agreement, CardioNet acquired substantially all of the assets of and certain liabilities relating to the Seller’s cardiac event monitoring, Holter monitoring and mobile telemetry monitoring services (other than certain ECG services and monitoring in connection with clinical trials) in consideration of $8,000 in cash and $650 of the Company’s common stock (based on the trailing average closing stock price for the 20 trading days ending immediately prior to the closing date).  Of this amount, $1,125 (consisting of cash and shares of common stock) will be deposited in escrow for a period of 12 to 18 months as security for any breach of the representations, warranties and covenants of the Seller contained in the Purchase Agreement.  The $8,000 cash was funded thru the revolving loan commitment with Midcap Financial.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, and in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company’s actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this report and in the Company’s other filings with the Securities and Exchange Commission. See the “Forward-Looking Statements” section at the beginning of this report.

Company Background

BioTelemetry operates under three segments: patient services, product and research services. The patient services segment is focused on the diagnosis and monitoring of cardiac arrhythmias, or heart rhythm disorders. The Company provides cardiologists and electrophysiologists who prefer to use a single source of cardiac monitoring services with a full spectrum of solutions, ranging from the differentiated Mobile Cardiac Outpatient Telemetry™ (“MCOT™”) service to wEvent, event, Holter, Pacemaker and International normalized ratio (“INR”) monitoring. INR monitoring is a measurement of blood coagulation in the circulatory system and is prescribed for patients on long term warfarin therapy. The product business segment focuses on the development, manufacturing, testing and marketing of medical devices to medical companies, clinics and hospitals. The research services segment is engaged in central core laboratory services providing cardiac monitoring, scientific consulting and data management services for drug and medical device trials.

As of July 31, 2013, we reorganized to create a holding company structure. CardioNet, Inc., which was previously the public company, became a wholly owned subsidiary of a newly formed entity, BioTelemetry, Inc. a Delaware corporation and all the outstanding shares of stock of CardioNet, Inc. was exchanged, on a one for one basis, for stock of BioTelemetry, Inc. Our new holding company began trading on August 1, 2013 on NASDAQ under our same symbol “BEAT”.

Recent Acquisitions

On January 31, 2014, the Company, through its wholly owned subsidiary CardioNet, LLC (“CardioNet”), acquired Mednet Healthcare Technologies, Inc., Heartcare Corporation of America, Inc., Universal Medical, Inc., and Universal Medical Laboratory, Inc. (together, the “Mednet entities”) from Frank Movizzo (“Seller”), pursuant to the terms and conditions of a Stock Purchase Agreement among CardioNet, the Mednet entities and Mr. Movizzo (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, CardioNet purchased all of the outstanding capital stock of the Mednet entities from the Seller for consideration of $5.5 million in cash and $0.7 million or 96,649 shares of the Company’s common stock. In addition, as a result of the acquisition, the Company, through CardioNet, assumed indebtedness from the Mednet entities in the aggregate amount of $9.7 million, including interest.

On April 3, 2014, the Company, through its wholly-owned subsidiary CardioNet, LLC, completed the acquisition of substantially all of the assets of the cardiac monitoring business of Biomedical Systems Corporation (the “Seller”).

Pursuant to the terms of the Purchase Agreement, CardioNet acquired substantially all of the assets of and certain liabilities relating to the Seller’s cardiac event monitoring, Holter monitoring and mobile telemetry monitoring services (other than certain ECG services and monitoring in connection with clinical trials) in consideration of $8 million in cash and $0.7 million of the Company’s common stock (based on the trailing average closing stock price for the 20 trading days ending immediately prior to the closing date).  Of this amount, $1.1 million (consisting of cash and shares of common stock) will be deposited in escrow for a period of 12 to 18 months as security for any breach of the representations, warranties and covenants of the Seller contained in the Purchase Agreement.  The $8 million cash was funded thru the revolving loan commitment with Midcap Financial.

Revenue Recognition

Patient Services

Patient services revenue includes revenue from MCOT™, wEvent, event, Holter, Pacemaker and INR monitoring services. The Company receives a significant portion of its revenue from third party commercial insurance organizations and governmental entities. It also receives reimbursement directly from patients through co-pays and self-pay arrangements. Billings for services reimbursed by contracted third party payors, including Medicare, are recorded as revenue net of contractual allowances. Adjustments to the estimated receipts, based on final settlement with third party payors, are recorded upon settlement. If the Company does not have sufficient historical information regarding collectability from a given payor to support revenue recognition at the time of service, revenue is recognized when cash is received. Unearned amounts are appropriately deferred until service is performed. For the three months ended March 31, 2014 and 2013, revenue from Medicare as a percentage of the Company’s total revenue was 31.9% and 34.3%, respectively.

Product

Product revenue includes revenue from the manufacturing and repairs of medical devices to medical companies, clinics and hospitals. The Company’s product revenue is recognized at the time of sale.

Research Services

Research services revenue includes revenue for project management and core laboratory services. The Company’s research services revenue is provided on a fee for services basis, and revenue is recognized as the related services are performed. The Company also provides consulting services on a time and materials basis and this revenue is recognized as the services are performed. Site support revenue, consisting of equipment rentals and sales along with related supplies and logistics management, is recognized at the time of sale or over the rental period. Under a typical contract, customers pay a portion of the fee for these services upon contract execution as an upfront deposit, some of which is typically nonrefundable upon contract termination. Unearned revenues are deferred, and then recognized as the services are performed.

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

Reimbursement-Patient Services

The Company is dependent on reimbursement for its patient services by government and commercial insurance payors. Medicare reimbursement rates for the Company’s MCOT™, wEvent, event, Holter, Pacemaker and INR monitoring services have been established nationally by the Centers for Medicare and Medicaid Services (“CMS”) and fluctuate periodically based on the annually published CMS rate table.

In addition to government reimbursement through Medicare, the Company has successfully secured contracts with most national and regional commercial payors for its MCOT™, wEvent, event, Holter, Pacemaker and INR monitoring services.

Accounts Receivable

Accounts receivable related to the patient services segment are recorded at the time revenue is recognized, net of contractual allowances, and are presented on the balance sheet net of allowance for doubtful accounts. The ultimate collection of accounts receivable may not be known for several months after services have been provided and billed. The Company records allowance for doubtful accounts based on the aging of the receivable using historical payor specific data. The percentages and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods and analyses, including current and historical cash collections, and the aging of receivables by payor. Because of continuing changes in the health care industry and third party reimbursement, it is possible the Company’s estimates of collectability could change, which could have a material impact on operations and cash flows

Accounts receivable related to the product and research services segments are recorded at the time revenue is recognized, or when products or services become billable. The Company estimates allowance for doubtful accounts on a specific account basis, and considers several factors in its analysis including customer specific information and aging of the account.

The Company will write-off receivables when the likelihood for collection is remote, the receivables have been fully reserved, and when the Company believes collection efforts have been fully exhausted and it does not intend to devote additional resources in attempting to collect. The Company performs write-offs on a monthly basis. The Company wrote off $1.9 million and $2.2 million of receivables for the three months ended March 31, 2014 and 2013. The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts. The Company recorded bad debt expense of $2.4 million and $2.5 million for the three months ended March 31, 2014 and 2013, respectively.

Integration, Restructuring and Other Charges

During the three months ended March 31, 2014, the Company incurred $3.0 million of the integration, restructuring and other charges.  The legal charges of $2.4 million related primarily to legal fees for non-recurring patent litigation for the three months ended March 31, 2014. In addition, the $0.4 million of professional fees incurred for recent acqusitions and $0.2 million of severance and employee related costs due to restructuring and integration related activities.

During the three months ended March 31, 2013, the Company incurred $1.2 million of integration, restructuring and other charges.  Of this amount, the Company incurred $0.5 million in legal costs associated with ongoing legal matters, $0.1 million of professional fees related to corporate restructuring activities and $0.6 million of severance and employee related costs due to restructuring and integration related actives.

Results of Operations

Three Months Ended March 31, 2014 and 2013

Revenues.    Total revenues for the three months ended March 31, 2014 were $37.2 million compared to $32.4 million for the three months ended March 31, 2013, an increase of $4.8 million, or 14.6%. This increase was primarily attributable to an increase in patient services revenue of $4.6 million.  The increase resulted from the acquisition of Mednet, as well as increased volume across all products which was offset by the previously announced price reduction from Medicare, as well as reduced rates from commercial contracts tied to Medicare. Product sales also increased $0.2 million primarily as a result of the acquisition of Mednet.

Gross Profit.    Gross profit increased to $21.6 million for the three months ended March 31, 2014 from $19.5 million for the three months ended March 31, 2013. The increase of $2.1 million, or 10.7%, was primarily due to the acquisition of Mednet, partially offset by a decrease in gross profit from the remaining patient services segment related to the reduction in reimbursement rates and a $0.3 million decrease from the product segment, excluding Mednet.  Gross profit as a percentage of revenue decreased to 58.2% for the three months ended March 31, 2014 compared to 60.3% for the three months ended March 31, 2013.

General and Administrative Expense.    General and administrative expense was $10.8 million for the three months ended March 31, 2014 compared to $9.5 million for the three months ended March 31, 2013. The increase of $1.3 million, or 13.1%, was due primarily to an increase in expense of $1.6 million related to the Mednet acquisition, offset by a decrease of $0.3 million in other expense at the corporate level. As a percent of total revenue, general and administrative expense was 29.0% for the three months ended March 31, 2014 compared to 29.4% for the three months ended March 31, 2013.

Sales and Marketing Expense.    Sales and marketing expense was $7.4 million for the three months ended March 31, 2014 compared to $6.8 million for the three months ended March 31, 2013. The increase of $0.6 million, or 10.0%, was primarily related to an increase in expense of $0.4 million related to the Mednet acquisition and an increase of $0.2 million in employee related expenses in the research services segment. As a percent of total revenue, sales and marketing expense was 20.0% for the three months ended March 31, 2014 compared to 20.9% for the three months ended March 31, 2013.

Bad Debt Expense.    Bad debt expense was $2.4 million for the three months ended March 31, 2014 compared to $2.5 million for the three months ended March 31, 2013. The decrease of $0.1 million, or 4.4%, was due to increased overall collections. The bad debt expense recorded was based upon an evaluation of historical collection experience of accounts receivable by payor class, the age of the receivables, as well as specific payor circumstances. As a percentage of total revenue, bad debt expense was 6.3% for the three months ended March 31, 2014 compared to 7.6% for the three months ended March 31, 2013. Substantially all of the Company’s bad debt expense relates to the patient services segment.

Research and Development Expense.    Research and development expense was $1.8 million for the three months ended March 31, 2014 compared to $1.6 million for the three months ended March 31, 2013.  The increase of $0.2 million, or 10.4%, was due primarily to an increase of $0.3 million related to the development of the Company’s next generation device by IMEC, offset by $0.1 million of other expense. As a percent of total revenue, research and development expense was 4.8% for the three months ended March 31, 2014 compared to 5.0% for the three months ended March 31, 2013.

Integration, Restructuring and Other Charges.    Total integration, restructuring and other charges were $3.0 million for the three months ended March 31, 2014. The legal charges of $2.4 million related primarily to legal fees for non-recurring patent litigation for the three months ended March 31, 2014. In addition, the $0.4 million of professional fees incurred for recent acqusitions and $0.2 million of severance and employee related costs due to restructuring and integration related activities.  For the three months ended March 31, 2014, integration, restructuring and other charges were 8.0% of total revenue.

For the three months ended March 31, 2013, the Company had total integration, restructuring and other charges of $1.2 million.  The Company incurred other charges of $0.5 million relating primarily to legal fees associated with patent litigation and civil investigative demand, $0.6 million of severance and employee related costs for restructuring and integration related activities and $0.1 million of professional fees. Integration, restructuring and other charges were 3.7% of total revenue for the three months ended March 31, 2013.

Interest and other loss.  Interest and other loss was $3.3 million for the three months ended March 31, 2014. The Company recorded a non-operating charge of $3.1 million as potential settlement costs associated with the DOJ Civil Investigation and $0.2 million related primarily to financing fees for the line of credit agreement.

Income Taxes.    The Company’s estimated annual effective tax rate was zero for the three months ended March 31, 2014 and 2013.  The Company recorded $2.9 million of a tax benefit for the three months ended March 31, 2014 related to the Mednet acquisition that occured in January 2014.

Net Loss.    The Company incurred a net loss of $4.1 million for the three months ended March 31, 2014 compared to a net loss of $2.1 million for the three months ended March 31, 2013.

Liquidity and Capital Resources

The Company’s Annual Report on Form 10-K for the year ended December 31, 2013 includes a detailed discussion of our liquidity, contractual obligations and commitments. The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

As of March 31, 2014, the Company’s principal source of liquidity was cash and cash equivalents of $12.0 million and net accounts receivable of $23.6 million. The Company had working capital of $10.3 million as of March 31, 2014.

In connection with the Company’s acquisition of the Mednet Entities, the Company entered into a promissory note in the principal amount of $9.8 million.  The Company used $8.6 million to repay the assumed debt for Mednet and $1.2 million to fund Mednet’s working capital needs.  The Company also amended its existing credit agreement with Midcap which provides the Company with access to borrowings of up to $15.0 million. As of March 31, 2014, the Company did not have any outstanding balance on the credit agreement; however the Company withdrew $8.0 million in connection with the purchase of the cardiac monitoring business of Biomedical Systems Corporation on April 3, 2014.

The Company used $2.1 million of cash from operations for the three months ended March 31, 2014. The Company’s ongoing operations during the three month period resulted in a loss of $4.1 million, which included $3.8 million of non-cash items related to depreciation, amortization and stock compensation expense.

The Company used $5.7 million for the purchase of Mednet and $3.9 million for capital purchases, primarily related to the investment in medical devices in the patient and research services segments for use in its ongoing operations for the three months ended March 31, 2014.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s cash balance as of March 31, 2014 was $12.0 million. As the Company does not invest in any short-term or long-term securities, the Company believes there is no material exposure to interest rate risk.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings.

On August 25, 2011, the Company received a Civil Investigative Demand (“CID”) issued by the U.S. Department of Justice, Western District of Washington. The CID states that it was issued in the course of an investigation under the federal false claims act and seeks documents for the period January 1, 2007 through the date of the CID. The CID indicates that the investigation concerns allegations that the Company may have used inappropriate diagnosis codes when submitting claims for payment to Medicare for its real-time, MCOT™ services. The Company provided information requested under the CID.  While the Company intends to vigorously defend against these claims, during the first quarter of 2014 the Company began negotiations for a potential settlement, and as result recorded a non-operating charge of $3.1 million.  This reserve was recorded to Other loss in the consolidated statements of operations and is included in Accrued Liabilities on the balance sheet.  Additionally, the Company has incurred $1.6 million in legal related and consulting expenses to date.

The final outcome of any current or future litigation or governmental or internal investigations, including the unresolved matter described above, cannot be accurately predicted, nor can the Company predict any resulting penalties, fines or other sanctions that may be imposed at the discretion of federal or state regulatory authorities. The Company records accruals for such contingencies to the extent that it concludes it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. It is possible that the outcome of such matters could potentially have a material adverse impact on the Company’s future results of operations, financial position, and cash flows.

Item 1A.  Risk Factors.

In evaluating an investment in BioTelemetry common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2013, as well as the information contained in this Quarterly Report and other reports and registration statements filed by the Company with the SEC.  There have been no material changes from the risk factors previously disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

BIOTELEMETRY, INC.

Date: May 6, 2014	By:	/s/ Heather C. Getz
Heather C. Getz, CPA
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and authorized officer of the Registrant)