Form 10-Q
period 2014-06-30
BioTelemetry, Inc.
filed 2014-08-01
CIK 1574774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 29, 2014, 26,458,841 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

BIOTELEMETRY, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2014

FORWARD-LOOKING STATEMENTS

This document includes certain forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements may be identified by words such as “expect,” “anticipate,” “estimate,” “intend,” “plan,” “believe,” “promises” and other words and terms of similar meaning.  Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including important factors that could delay, divert, or change any of these expectations, and could cause actual outcomes and results to differ materially from current expectations.  These factors include, among other things, our ability to successfully integrate the Mednet, Biomedical Systems and Radcore businesses into our business and the effect such acquisitions will have on our results of operation, our ability to successfully negotiate a settlement to the Department of Justice investigation prior to any judicial action, effectiveness of our cost savings initiatives, relationships with our government and commercial payors, changes to insurance coverage and reimbursement levels for our products, the success of our sales and marketing initiatives, our ability to attract and retain talented executive management and sales personnel, our ability to identify acquisition candidates, acquire them on attractive terms and integrate their operations into our business, the commercialization of new products, market factors, internal research and development initiatives, partnered research and development initiatives, competitive product development, changes in governmental regulations and legislation, the continued consolidation of payors, acceptance of our new products and services, patent protection, adverse regulatory action, and litigation success.  For further details and a discussion of these and other risks and uncertainties, please see our public filings with the Securities and Exchange Commission, including our latest periodic reports on Form 10-K and 10-Q.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

BIOTELEMETRY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	June 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$13,546	$22,151
Accounts receivable, net of allowance for doubtful accounts of $9,801 and $7,555, at June 30, 2014 and December 31, 2013, respectively	15,702	11,437
Other receivables, net of allowance for doubtful accounts of $259 and $85 at June 30, 2014 and December 31, 2013, respectively	7,877	5,680
Inventory	2,970	2,554
Prepaid expenses and other current assets	1,670	2,433
Total current assets	41,765	44,255
Property and equipment, net	29,084	18,779
Intangible assets, net	16,963	7,312
Goodwill	29,503	16,469
Other assets	1,094	731
Total assets	$118,409	$87,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,439	$8,718
Accrued liabilities	17,478	8,190
Current portion of capital leases	554	187
Current portion of long-term debt	450	—
Deferred revenue	2,903	1,945
Total current liabilities	35,824	19,040
Long-term debt	17,186	—
Deferred tax liability	1,258	767
Long-term portion of capital leases	589	469
Deferred rent	852	441
Total liabilities	55,709	20,717

Shareholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 26,421,886 and 25,812,754 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	26	26
Paid-in capital	264,578	260,597
Accumulated deficit	(201,904)	(193,794)
Total stockholders’ equity	62,700	66,829
Total liabilities and stockholders’ equity	$118,409	$87,546

See accompanying notes.

BIOTELEMETRY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Patient service	$34,160	$24,910	$63,454	$49,615
Research services	5,245	5,252	10,085	10,124
Product	3,245	1,942	6,273	4,783
Total revenues	42,650	32,104	79,812	64,522

Cost of revenues:
Patient services	14,842	8,827	25,968	17,591
Research services	2,725	2,769	5,481	5,507
Product	1,470	1,012	3,106	2,383
Total cost of revenues	19,037	12,608	34,555	25,481

Gross profit	23,613	19,496	45,257	39,041
Operating expenses:
General and administrative	11,139	9,077	21,911	18,605
Sales and marketing	7,172	6,267	14,612	13,029
Bad debt expense	2,745	1,967	5,104	4,434
Research and development	1,958	1,882	3,747	3,502
Integration, restructuring and other charges	1,000	2,541	3,980	3,743

Total expenses	24,014	21,734	49,354	43,313

Loss from operations	(401)	(2,238)	(4,097)	(4,272)
Interest and other loss, net	(3,587)	(61)	(6,858)	(114)

Loss before income taxes	(3,988)	(2,299)	(10,955)	(4,386)
Benefit from income taxes	—	—	2,845	—

Net loss and comprehensive loss	(3,988)	(2,299)	(8,110)	(4,386)

Net loss per common share:
Basic and diluted	$(0.15)	$(0.09)	$(0.31)	$(0.17)

Weighted average number of common shares outstanding:
Basic and diluted	26,434,047	25,537,358	26,272,436	25,370,164

See accompanying notes.

BIOTELEMETRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(8,110)	$(4,386)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	5,104	4,434
Depreciation	4,436	4,551
Stock-based compensation	1,968	1,711
Amortization of intangibles	1,559	1,193
Deferred income tax benefit	(2,869)	—
Increase (decrease) in deferred rent	411	(172)
Changes in operating assets and liabilities:
Accounts receivable	(7,585)	(3,163)
Inventory	(104)	(789)
Prepaid expenses and other assets	688	(1,724)
Accounts payable	1,262	1,586
Accrued and other liabilities	7,109	921

Net cash provided by operating activities	3,869	4,162

Investing activities
Acquisition of business, net of cash acquired	(14,100)	—
Purchases of property and equipment	(7,610)	(3,425)

Net cash used in investing activities	(21,710)	(3,425)

Financing activities
Proceeds from the exercise of employee stock options and employee stock purchase plan contributions	458	271
Issuance of long-term debt	17,830	—
Repayment of long-term debt	(8,798)	—
Principal payments on capital lease obligations	(254)	—

Net cash provided by financing activities	9,236	271

Net (decrease) increase in cash and cash equivalents	(8,605)	1,008
Cash and cash equivalents — beginning of period	22,151	18,298

Cash and cash equivalents — end of period	13,546	19,306
Supplemental disclosure of cash flow information
Cash paid for interest	$370	$—
Cash paid for taxes	$134	$105

See accompanying notes.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

1.   Summary of Significant Accounting Policies

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows.  In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and necessary for a fair presentation of BioTelemetry, Inc.’s (the “Company” or “BioTelemetry”) financial position as of June 30, 2014 and December 31, 2013, the results of operations for the three and six months ended June 30, 2014 and 2013, and cash flows for the six months ended June 30, 2014 and 2013.  The financial data and other information disclosed in these notes to the financial statements related to the three and six months ended June 30, 2014 and 2013 are unaudited. The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for any future period.

Net Loss

The Company computes net loss per share in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 260, Earnings Per Share.  The following summarizes the potential outstanding common stock of the Company at June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
Employee stock purchase plan estimated share options outstanding	88,094	50,477
Common stock options and restricted stock units outstanding	4,322,496	4,129,523
Common stock options and restricted stock units available for grant	3,105,541	2,429,098
Common stock	26,421,886	25,549,762
Total	33,938,017	32,158,860

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including stock options and warrants, as applicable.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(3,988)	$(2,299)	$(8,110)	$(4,386)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	26,434,047	25,537,358	26,272,436	25,370,164
Basic and diluted net loss per share	$(0.15)	$(0.09)	$(0.31)	$(0.17)

If the outstanding vested options or restricted stock units were exercised or converted into common stock, the result would be anti-dilutive for the three and six months ended June 30, 2014 and 2013. Accordingly, basic and diluted net loss per share are the same for the three and six months ended June 30, 2014 and 2013.

Fair Value of Financial Instruments

The fair value of financial instruments is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, other receivables, accounts payable and long-term debt. With the exception of the long-term debt, the carrying value of these financial instruments approximates their fair value because of their short-term nature (classified as Level 1). For our long-term debt, based on the borrowing rates currently available to us, the carrying value also approximates fair value as of June 30, 2014 (classified as Level 2).  We did not have any Level 3 assets or liabilities for the periods ended June 30, 2014 and December 31, 2013.

Cash and Cash Equivalents

Cash and cash equivalents are held in U.S. financial institutions or in custodial accounts with U.S. financial institutions. Cash equivalents are defined as liquid investments and money market funds with maturity from date of purchase of 90 days or less that are readily convertible into cash and have minimal interest rate risk.

Accounts Receivable

Accounts receivable related to the Patient Services segment are recorded at the time revenue is recognized, net of contractual allowances, and are presented on the balance sheet net of allowance for doubtful accounts. The ultimate collection of accounts receivable may not be known for several months after services have been provided and billed. The Company records allowance for doubtful accounts based on the aging of receivables using historical payor specific data. The percentages and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods and analyses, including current and historical cash collections, and the aging of receivables by payor. Because of continuing changes in the healthcare industry and third party reimbursement, it is possible that the Company’s estimates of collectability could change, which could have a material impact on the Company’s operations and cash flows.

Accounts receivable related to the Product and Research Services segments are recorded at the time revenue is recognized, or when the services or products are billable, net of discounts. The Company estimates allowance for doubtful accounts on a specific account basis, and considers several factors in its analysis including customer specific information and aging of the account.

The Company writes off receivables when the likelihood for collection is remote and when the Company believes collection efforts have been fully exhausted and it does not intend to devote additional resources in attempting to collect.  The Company performs write-offs on a monthly basis.  In the Patient Services segment, the Company wrote off $2,851 and $4,637 of receivables for the six months ended June 30, 2014 and 2013, respectively.  The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts.  There were no material write-offs in the Product and Research Services segments.  For the three and six months ended June 30, 2014, the Company recorded bad debt expense of $2,745 and $5,104, respectively.  For the three and six months ended June 30, 2013, the Company recorded bad debt expense of $1,967 and $4,434, respectively.

Inventory

Inventory consists of the following:

	June 30, 2014	December 31, 2013
Raw materials and supplies	$2,686	$2,404
Finished goods	284	150
Total inventories	$2,970	$2,554

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

As a result of stock-based compensation expense incurred, the Company’s loss before income taxes was increased by $965 and $1,968, respectively, during the three and six months ended June 30, 2014.  As a result of stock-based compensation expense incurred, the Company’s loss before income taxes was increased by $1,011 and $1,711 during the three and six months ended June 30, 2013, respectively.  For the three and six months ended June 30, 2014, the impact of stock-based compensation expense on basic and diluted earnings per share was $(0.04) and $(0.07).  For the three and six months ended June 30, 2013, the impact of stock-based compensation expense on basic and diluted earnings per share was $(0.04) and $(0.07).

The Company estimates the fair value of its share-based awards to employees and directors using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the use of certain subjective assumptions. The most significant of these assumptions are the estimates of the expected volatility of the market price of the Company’s stock and the expected term of the award. For the six months ended June 30, 2014 and 2013, the Company based the estimates of expected volatility on the historical average of our stock price. The expected term represents the period of time that stock-based awards granted are expected to be outstanding. Other assumptions used in the Black-Scholes option valuation model include the risk-free interest rate and expected dividend yield. The risk-free interest rate for periods pertaining to the contractual life of each option is based on the U.S. Treasury yield of a similar duration in effect at the time of grant. The Company has never paid, and does not expect to pay, dividends in the foreseeable future.

The Company utilized the Black-Scholes valuation model for estimating the fair value of stock options granted using the following weighted average assumptions:

	Six months Ended June 30,
	2014	2013
Expected dividend yield	0%	0%
Expected volatility	62%	60%
Risk-free interest rate	1.85%	1.28%
Expected life	6.46	6.75

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

Based on the above assumptions, the per share weighted average fair value of the options granted under the stock option plan for the six months ended June 30, 2014 and 2013 was $4.96 and $1.47, respectively.

The following table summarizes activity under all stock award plans from December 31, 2013 through June 30, 2014:

		Options Outstanding
	Shares		Weighted
	Available	Number	Average
	for Grant	of Shares	Exercise Price
Balance — December 31, 2013	2,404,498	3,993,590	$5.25
Additional options available for grant	1,291,200	—	—
Granted	(623,650)	623,650	8.38
Canceled	68,044	(68,044)	3.59
Exercised	—	(192,580)	4.52

Balance — March 31, 2014	3,140,092	4,356,616	5.78
Granted	(125,985)	125,985	8.20
Canceled	91,434	(91,434)	4.51
Exercised	—	(68,671)	4.55

Balance — June 30, 2014	3,105,541	4,322,496	$5.91

The Employee Stock Option (ESOP) Plans have an automatic increase in the shares available for grant every January the plans are active. The increase in the shares available for grant under the ESOP plan is equal to 4% of the total shares outstanding at December 31, 2013.

Additional information regarding options outstanding is as follows:

	June 30, 2014	June 30, 2013
Range of exercise prices (per option)	$0.70 - $31.18	$0.70 - $31.18
Weighted average remaining contractual life (years)	7.31	7.77

Employee Stock Purchase Plan

In 2014, 169,610 shares were purchased in accordance with the Employee Stock Purchase Plan (ESPP). Net proceeds to the Company from the issuance of shares of common stock under the ESPP for the six months ended June 30, 2014 were $397. In January 2014, the number of shares available for grant was increased by 258,240, per the ESPP documents. At June 30, 2014, approximately 606,086 shares remain available for purchase under the ESPP.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition.  The new standard will require revenue recognized to represent the transfer of promised goods or services to customers in an amount that reflects the consideration in which the company expects to receive in exchange for those goods or services.  The standard also requires new, expanded disclosures regarding revenue recognition and is effective for the annual reporting periods beginning after December 15, 2016.  The Company is currently evaluating the impact the adoption of this standard will have on the consolidated financial statements.

2.   Business Combination

Mednet Healthcare Technologies, Inc

On January 31, 2014, the Company, through its wholly owned subsidiary CardioNet, LLC (“CardioNet”), acquired Mednet Healthcare Technologies, Inc., Heartcare Corporation of America, Inc., Universal Medical, Inc., and Universal Medical Laboratory, Inc. (together, “Mednet”).  Mednet provides cardiac monitoring services and is an original equipment manufacturer of cardiac monitoring devices.  The acquisition gave the Company access to established customer relationships.  Upon the closing of the transaction, the Company acquired all of the issued and outstanding capital stock, and Mednet became a wholly-owned subsidiary of the Company.  The Company paid $5,500 in cash at closing and 96,649 shares of the Company’s common stock, valued at $705 at closing.  In addition, as a result of the acquisition, the Company assumed indebtedness from Mednet in the aggregate amount of $9,720, including interest.  The acquisition has been included within the consolidated results of operations and financial condition from the date of the acquisition.

The amounts below represent the preliminary fair value estimates as of June 30, 2014 and are subject to subsequent adjustment as additional information is obtained during the measurement period. The primary areas of those preliminary estimates that were not yet finalized related to certain tangible assets and liabilities acquired, as well as identifiable intangible assets. The Company expects to complete the accounting for the Mednet acquisition within a year of the acquisition date.

Fair value of assets acquired:
Cash and cash equivalents	$(199)
Accounts receivable	3,879
Prepaid expenses and other current assets	355
Property and equipment	4,400
Goodwill	9,261
Intangible assets	8,490
Other assets	73
Total assets acquired	26,259
Liabilities assumed:
Accounts payable	5,927
Accrued expenses	994
Other liabilities	3,413
Long-term debt, capital leases, note payable and related interest	9,720
Total liabilities assumed	20,054
Net assets acquired	$6,205

While the purchase price allocation has not been finalized, the estimated allocation of intangible assets is comprised of the following:

	Estimated Useful Life (Years)	Fair Value
Customer relationships	13	$5,800
Internally Developed Software	5	1,600
Covenants not to compete	5	390
Indefinite-lived trade name		700
Total intangible assets		$8,490

Goodwill recorded in connection with this acquisition is attributable to the assembled workforce and synergies expected to arise from cost savings opportunities.  All of the recorded goodwill is included in the Patient Services segment.

The unaudited pro forma information below presents combined results of operations as if the acquisition had occurred at the beginning of the periods presented instead of January 31, 2014. The pro forma information presented below does not include anticipated synergies or certain other expected benefits of the acquisition and should not be used as a predictive measure of our future results of operations. Mednet contributed $6,164 and $10,636 in revenue for the three and six months ended June 30, 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$42,650	$38,831	$83,310	$78,656
Net Loss	$(3,988)	$(3,396)	$(6,331)	$(3,155)
Net loss per common share:
Basic and Diluted	$(0.15)	$(0.13)	$(0.24)	$(0.12)
Weighted average number of shares:
Basic	26,434,047	26,815,245	26,272,436	25,634,007

Biomedical Systems Corporation

On April 3, 2014, the Company, through its wholly-owned subsidiary CardioNet, LLC, completed the acquisition of substantially all of the assets of Biomedical Systems Corporation’s (“BMS”) cardiac event monitoring, Holter monitoring and mobile telemetry monitoring services.  The acquisition gave the Company access to internally developed Holter software and to established customer relationships.  The Company paid $8,000 in cash at closing and 62,859 shares of the Company’s common stock, valued at $650 at closing.  The acquisition has been included within the consolidated results of operations and financial condition from the date of the acquisition.

The amounts below represent the preliminary fair value estimates as of June 30, 2014 and are subject to subsequent adjustment as additional information is obtained during the measurement period. The primary areas of those preliminary estimates that were not yet finalized related to certain tangible assets and identifiable intangible assets. The Company will complete the accounting for the BMS acquisition within a year of the acquisition date.

Fair value of assets acquired:
Property and equipment	$2,731
Goodwill	3,559
Intangible assets	2,360
Net assets acquired	$8,650

While the purchase price allocation has not been finalized, the estimated allocation of intangible assets is comprised of the following:

	Estimated Useful Life (Years)	Fair Value
Customer relationships	15	$2,100
Covenants not to compete	7	260
Total intangible assets		$2,360

Goodwill recorded in connection with this acquisition is attributable to synergies expected to arise from cost savings opportunities.  All of the recorded goodwill is included in the Patient Services segment.

Other Acquisitions

On June 3, 2014, the Company, through its wholly owned subsidiary CardioCore Lab, LLC (“CardioCore”), acquired the assets of RadCore Lab, LLC (“RadCore”), an imaging core lab serving the biopharmaceutical and medical device research market. This acquisition broadens the Companys offerings and adds new oncology, musculoskeletal and neurological imaging capabilities, supported by a state-of-the-art, cloud-based analysis platform. The Company paid $400 in cash at closing and 22,513 shares of the Company’s common stock, valued at $200 at closing.  While this acquisition provides growth potential, the acquisition of RadCore did not have a material effect on our financial condition, results of operations or cash flows.

3. Goodwill and Intangible Assets

Goodwill was recognized at the time of the Company’s acquisitions. The carrying amounts of goodwill as of June 30, 2014 and December 31, 2013 are $29,503 and $16,469, respectively.

The changes in the carrying amounts of goodwill by segment were as follows:

	Reporting Segment
	Patient Services	Research Services	Product	Total
Balance at December 31, 2013	$1,577	$11,735	$3,157	$16,469
Goodwill acquired during the year	12,820	214	—	13,034
Balance at June 30, 2014	$14,397	$11,949	$3,157	$29,503

At December 31, 2013, the Company performed its required annual impairment test of goodwill. Based on this impairment test, the Company determined that none of the reporting unit’s goodwill was impaired.

The gross carrying amounts and accumulated amortization of the Company’s intangible assets as of June 30, 2014 and December 31, 2013 are as follows:

	Estimated Useful Life (Years)	June 30, 2014	December 31, 2013
Customer relationships	5 - 15	$10,000	$2,100
Proprietary technology	3 - 5	5,600	4,000
Signed backlog	1 - 4	3,160	2,800
Unsigned backlog	4	600	600
Covenants not to compete	5 - 7	1,010	360
Total intangible assets, gross		20,370	9,860
Customer relationships accumulated amortization		(1,111)	(722)
Proprietary technology accumulated amortization		(2,649)	(1,902)
Signed backlog accumulated amortization		(1,671)	(1,400)
Unsigned backlog accumulated amortization		(275)	(200)
Covenants not to compete accumulated amortization		(201)	(124)
Total accumulated amortization		(5,907)	(4,348)
Indefinite-lived trade name		2,500	1,800
Total intangible assets, net		$16,963	$7,312

The estimated amortization expense for the next five years is summarized as follows at June 30, 2014:

Remainder of 2014	$1,725
2015	3,095
2016	1,999
2017	1,295
2018	1,156
2019	791
Thereafter	4,402
Total	$14,463

Amortization expense for the three months ended June 30, 2014 and 2013 was $871 and $574, respectively, and amortization expense for the six months ended June 30, 2014 and 2013 was $1,559 and $1,193, respectively.  The increase in amortization expense is primarily driven by the current year acquisitions.

4.              Integration, Restructuring and Other Charges

The Company accounts for expenses associated with exit or disposal activities in accordance with ASC 420, Exit or Disposal Cost Obligations, and records the expenses in Integration, restructuring and other charges in its statement of operations, and records the related accrual in the Accrued expenses line of its balance sheet.

For the three and six months ended June 30, 2014 and 2013, the Company incurred expenses related to restructuring, integration and other activities. These expenses were primarily a result of the Company’s recent patent litigation, the Civil Investigative Demand, as well as the activities surrounding the Company’s acquisitions. A summary of these expenses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Legal fees	$285	$2,144	$2,734	$2,682
Severance and employee related costs	593	187	755	740
Professional fees	122	210	491	321
Total	$1,000	$2,541	$3,980	$3,743

5.              Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur. The Company reviews and updates its estimated annual effective tax rate each quarter. For the six months ended June 30, 2014, the Company’s estimated annual effective tax rate was zero. The Company recorded $2,869 of a tax benefit for the six months ended June 30, 2014 related to the Mednet acquisition that occurred in January 2014.

As of June 30, 2014, in accordance with ASC 740, the Company maintained a full valuation allowance against net deferred tax assets, with exception to the deferred tax liability recorded for indefinite lived intangibles. The Company will continue to maintain a full valuation allowance until such time it can reasonably estimate the probability of realizing a benefit from the deferred tax assets.

6.              Credit Agreement

On August 29, 2012, the Company entered into a Credit and Security Agreement (“Credit Agreement”) with MidCap Financial, LLC to provide revolving loan borrowings with a loan commitment of up to $15,000, with an option by the Company to increase to a maximum loan commitment of $30,000. Interest on borrowings under the Credit Agreement is based on the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 4.75%. An unused line fee of 0.50% per annum is payable on any unused line balance, determined as the total loan commitment of $15,000 minus the average daily balance of the sum of the revolving loan borrowings outstanding during the preceding month. Furthermore, if the Company terminates the agreement at any point prior to the loan expiration date, the Company will incur a loan origination fee of 1.00% of the loan commitment due immediately preceding the termination. The Credit Agreement is secured by the Company’s personal property, inventory and other assets and expires in August 2016.  The Company withdrew $8,000 on April 3, 2014 to fund the BMS acquisition.  As of June 30, 2014, the Company’s outstanding balance on the credit agreement was $8,000.

On February 21, 2014, the Company entered into a Credit and Security Agreement (the “Credit Agreement”) with The Bancorp Bank for an aggregate amount of $9,830.  The proceeds were used to pay off the assumed debt of $8,563 associated with the Mednet acquisition. The Loans bear interest at an annual rate of 3.25% until March 1, 2019, and thereafter will bear interest at an annual rate equal to the greater of (1) 3.25% or (2) the prime rate as published in the “Money Rates” section of The Wall Street Journal or the highest prime rate if more than one is published.  Beginning April 1, 2014, the principal amount of the Loans will be repaid, on a monthly basis, in installments of $38, plus accrued interest, until April 1, 2019, when the principal amount of the Loans will be repaid, on a monthly basis, in installments of $75, plus accrued interest, until paid in full on or before March 1, 2024 or such earlier date upon an acceleration of the Loans by Lenders upon an event of default or termination of the Borrowers.  As of June 30, 2014, the Company’s outstanding balance on the credit agreement was $9,636.

7.              Segment Information

The Company operates under three segments: Patient Services, Product and Research Services. The Patient Services business segment’s principal focus is on the diagnosis and monitoring of cardiac arrhythmias or heart rhythm disorders, through its core Mobile Cardiac Outpatient Telemetry™ (“MCOT™”), wEvent, event, Holter and Pacemaker monitoring services, as well as INR services in a healthcare setting.  INR monitoring is a measurement of blood coagulation in the circulatory system and is prescribed for patients on long term warfarin therapy.  The Product business segment focuses on the development, manufacturing, testing and marketing of medical devices to medical companies, clinics and hospitals.  The Research Services segment is engaged in central core laboratory services providing cardiac monitoring, imaging, scientific consulting and data management services for drug and medical device trials..  Intercompany revenue relating to the manufacturing of devices by the Product segment for the other segments is included on the intersegment revenue line.

Expenses that can be specifically identified with a segment have been included as deductions in determining pre-tax segment income. Any remaining expenses including research and development costs as well as the elimination of costs associated with intercompany revenue are included in Corporate and Other. Also included in Corporate and Other is the Department of Justice settlement, as well as net financing expenses and other income which consist principally of interest expense and other financing expenses less interest income.  The Company does not allocate assets to the individual segments.  Mednet and BMS are primarily included in the Patient Services segment; with the manufacturing and product sales parts of the businesses being included in the Product segment.  Radcore is included in the Research Services segment.

For the three months ended:

	Patient Services	Research Services	Product	Corporate and Other	Consolidated
June 30, 2014
Revenues	$34,160	$5,245	$3,245	—	$42,650
Intersegment revenues	—	—	1,778	(1,778)	—
Income (loss) before income taxes	6,472	233	1,512	(12,205)	(3,988)
Depreciation and amortization	2,124	910	130	78	3,242
Capital expenditures	3,442	271	38	—	3,751

	Patient Services	Research Services	Product	Corporate and Other	Consolidated
June 30, 2013
Revenues	$24,910	$5,252	$1,942	—	$32,104
Intersegment revenues	—	—	1,671	(1,671)	—
Income (loss) before income taxes	6,675	328	1,470	(10,772)	(2,299)
Depreciation and amortization	1,463	848	139	286	2,736
Capital expenditures	1,190	377	19	—	1,586

For the six months ended:

	Patient Services	Research Services	Product	Corporate and Other	Consolidated
June 30, 2014
Revenues	$63,454	$10,085	$6,273	—	$79,812
Intersegment revenues	—	—	4,815	(4,815)	—
Income (loss) before income taxes	11,978	19	3,590	(26,542)	(10,955)
Depreciation and amortization	3,695	1,794	263	243	5,995
Capital expenditures	6,843	675	92	—	7,610

	Patient Services	Research Services	Product	Corporate and Other	Consolidated
June 30, 2013
Revenues	$49,615	$10,124	$4,783	—	$64,522
Intersegment revenues	—	—	2,744	(2,744)	—
Income (loss) before income taxes	12,358	181	2,860	(19,785)	(4,386)
Depreciation and amortization	2,763	1,854	282	845	5,744
Capital expenditures	2,134	1,211	80	—	3,425

8.              Civil Investigative Demand

On August 25, 2011, the Company received a Civil Investigative Demand (“CID”) issued by the U.S. Department of Justice, Western District of Washington. The CID states that it was issued as part of an investigation under the Federal False Claims Act and sought documents for the period January 1, 2007 through the date of the CID. The CID indicates that the investigation concerns allegations that the Company may have used inappropriate diagnosis codes when submitting claims for payment to Medicare for its real-time, MCOT™ services.  During the second quarter of 2014, the Company reached an agreement in principle for a potential settlement; however, the pending settlement is subject to satisfactory negotiation and completion of a settlement agreement.  As result, in addition to the $3,100 recorded in the first quarter of 2014, the Company recorded an additional non-operating charge of $3,300, reflecting an estimated total cash settlement amount of $6,400.  This reserve was recorded to Interest and other loss, net in the consolidated statements of operations and is included in Accrued liabilities on the balance sheet.  Additionally, the Company has incurred $1,720 in related legal and consulting expenses to date.

The final outcome of any current or future litigation or governmental or internal investigations, including the potential settlement described above, cannot be accurately predicted, nor can the Company predict any resulting penalties, fines or other sanctions that may be imposed at the discretion of federal or state regulatory authorities. The Company records accruals for such contingencies to the extent that it concludes it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

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

Company Background

BioTelemetry operates under three segments: Patient Services, Product and Research Services. The Patient Services segment is focused on the diagnosis and monitoring of cardiac arrhythmias, or heart rhythm disorders. The Company offers cardiologists and electrophysiologists with a full spectrum of solutions which provides them with a single source of cardiac monitoring services.  These services range from the differentiated Mobile Cardiac Outpatient Telemetry™ (“MCOT™”) service to wEvent, event, Holter, Pacemaker and International Normalized Ratio (“INR”) monitoring. INR monitoring is a measurement of blood coagulation in the circulatory system and is prescribed for patients on long-term warfarin therapy. The Product business segment focuses on the development, manufacturing, testing and marketing of medical devices to medical companies, clinics and hospitals. The Research Services segment is engaged in central core laboratory services providing cardiac monitoring, scientific consulting and data management services for drug and medical device trials.

As of July 31, 2013, we reorganized to create a holding company structure. CardioNet, Inc., which was previously the public company, became a wholly owned subsidiary of a newly formed entity, BioTelemetry, Inc., a Delaware corporation, and all the outstanding shares of stock of CardioNet, Inc. was exchanged, on a one for one basis, for stock of BioTelemetry, Inc. Our new holding company began trading on August 1, 2013 on NASDAQ under our same symbol “BEAT”.

Recent Acquisitions

On January 31, 2014, the Company, through its wholly owned subsidiary CardioNet, LLC (“CardioNet”), acquired Mednet Healthcare Technologies, Inc., Heartcare Corporation of America, Inc., Universal Medical, Inc., and Universal Medical Laboratory, Inc. (together, “Mednet”). Pursuant to the terms of the Purchase Agreement, CardioNet purchased all of the outstanding capital stock of the Mednet entities from the Seller for consideration of $5.5 million in cash and 96,649 shares of the Company’s common stock, valued at $0.7 million at closing. In addition, as a result of the acquisition, the Company, through CardioNet, assumed indebtedness from the Mednet entities in the aggregate amount of $9.7 million, including interest.

On April 3, 2014, the Company, through its wholly-owned subsidiary CardioNet, LLC, completed the acquisition of substantially all of the assets of the cardiac monitoring business of Biomedical Systems Corporation (“BMS”).  Pursuant to the terms of the Purchase Agreement, CardioNet acquired substantially all of the assets relating to BMS’s cardiac event monitoring, Holter monitoring and mobile telemetry monitoring services (other than certain ECG services and monitoring in connection with clinical trials) in consideration of $8.0 million in cash and $0.7 million of the Company’s common stock (based on the trailing average closing stock price for the 20 trading days ending immediately prior to the closing date).  Of this amount, $1.1 million (consisting of cash and shares of common stock) will be deposited in escrow for a period of 12 to 18 months as security for any breach of the representations, warranties and covenants of the Seller contained in the Purchase Agreement.  The $8.0 million cash was funded through the revolving loan commitment with Midcap Financial.

On June 3, 2014, the Company, through its wholly owned subsidiary CardioCore Lab, LLC (“CardioCore”), acquired the assets of RadCore Lab, LLC (“RadCore”), an imaging core lab serving the biopharmaceutical and medical device research market. This acquisition broadens the Companys offerings and adds new oncology, musculoskeletal and neurological imaging capabilities, supported by a state-of-the-art, cloud-based analysis platform. The Company paid $0.4 million in cash at closing and 22,513 shares of the Company’s common stock, valued at $0.2 million at closing.  While this acquisition provides growth potential, the acquisition of RadCore did not have a material effect on our financial condition, results of operations or cash flows.

Revenue Recognition

Patient Services

Patient Services revenue includes revenue from MCOT™, wEvent, event, Holter, Pacemaker and INR monitoring services. The Company receives a significant portion of its revenue from third party commercial insurance organizations and governmental entities. It also receives reimbursement directly from patients through co-pays and self-pay arrangements. Billings for services reimbursed by contracted third party payors, including Medicare, are recorded as revenue net of contractual allowances. Adjustments to the estimated receipts, based on final settlement with third party payors, are recorded upon settlement. If the Company does not have sufficient historical information regarding collectability from a given payor to support revenue recognition at the time of service, revenue is recognized when cash is received. Unearned amounts are appropriately deferred until service is performed. For the three months ended June 30, 2014 and 2013, revenue from Medicare as a percentage of the Company’s total revenue was 32.0% and 35.1%, respectively.  For the six months ended June 30, 2014 and 2013, revenue from Medicare as a percentage of the Company’s total revenue was 32.0% and 34.7%, respectively.

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

Product

Product revenue includes revenue from the sale and repair of medical devices to medical companies, clinics and hospitals. The Company’s product revenue is recognized at the time of sale.

Reimbursement-Patient Services

The Company is dependent on reimbursement for its Patient Services by government and commercial insurance payors. Medicare reimbursement rates for the Company’s MCOT™, wEvent, event, Holter, Pacemaker and INR monitoring services have been established nationally by the Centers for Medicare and Medicaid Services (“CMS”) and fluctuate periodically based on the CMS rate table published annually.

In addition to government reimbursement through Medicare, the Company has successfully secured contracts with most national and regional commercial payors for its MCOT™, wEvent, event, Holter, Pacemaker and INR monitoring services.

Accounts Receivable

Accounts receivable related to the Patient Services segment are recorded at the time revenue is recognized, net of contractual allowances, and are presented on the balance sheet net of allowance for doubtful accounts. The ultimate collection of accounts receivable may not be known for several months after services have been provided and billed. The Company records allowance for doubtful accounts based on the aging of the receivable using historical payor specific data. The percentages and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods and analyses, including current and historical cash collections, and the aging of receivables by payor. Because of continuing changes in the healthcare industry and third party reimbursement, it is possible the Company’s estimates of collectability could change, which could have a material impact on operations and cash flows

Accounts receivable related to the Product and Research Services segments are recorded at the time revenue is recognized, or when products or services become billable. The Company estimates allowance for doubtful accounts on a specific account basis, and considers several factors in its analysis including customer specific information and aging of the account.

The Company will write-off receivables when the likelihood for collection is remote, the receivables have been fully reserved, and when the Company believes collection efforts have been fully exhausted and it does not intend to devote additional resources in attempting to collect.  The Company performs write-offs on a monthly basis.  The Company wrote off $2.9 million and $4.6 million of receivables for the six months ended June 30, 2014 and 2013.  The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts.  There were no material write-offs in the Product and Research Services segments.  For the three and six months ended June 30, 2014, the Company recorded bad debt expense of $2.7 million and $5.1 million, respectively.  For the three and six months ended June 30, 2013, the Company recorded bad debt expense of $2.0 million and $4.4 million, respectively.

Integration, Restructuring and Other Charges

During the three and six months ended June 30, 2014, the Company incurred $1.0 million and $4.0 million, respectively, of integration, restructuring and other charges.  Legal charges of $0.3 million and $2.7 million, respectively, related primarily to legal fees for patent litigation, as well as the Civil Investigative Demand.  The remaining expense is related to activities surrounding the Company’s acquisitions.

For the three and six months ended June 30, 2013, the Company incurred integration, restructuring and other charges of $2.5 million and $3.7 million, respectively.  The costs included legal charges of $2.1 million and $2.7 million, primarily relating to patent litigation, as well as the Civil Investigative Demand.  The remaining expenses related to internal restructuring activities including the creation of the Company’s holding company structure.

Results of Operations

Three Months Ended June 30, 2014 and 2013

Revenues.    Total revenues for the three months ended June 30, 2014 were $42.7 million compared to $32.1 million for the three months ended June 30, 2013, an increase of $10.6 million, or 32.8%.  Approximately $8.4 million of the increase resulted from the acquisitions of Mednet and BMS.  Excluding acquisitions, the remaining increase was due to increased volume in the Patient Services and Product segments which was partially offset by the previously announced price reduction from Medicare, as well as reduced rates from commercial contracts tied to Medicare.

Gross Profit.    Gross profit increased to $23.6 million for the three months ended June 30, 2014 from $19.5 million for the three months ended June 30, 2013. The increase of $4.1 million, or 21.1%, was primarily due to the acquisitions of Mednet and BMS.  Gross profit as a percentage of revenue decreased to 55.4% for the three months ended June 30, 2014 compared to 60.7% for the three months ended June 30, 2013.  The decrease in the gross profit percentage was related to the acquisitions, including the impact of a lower margin patient mix of 350 basis points and the impact of integration related activities of 230 basis points, of which 130 basis points will not reoccur.  The benefit of our increased volume in the base business substantially offset the impact of the reduced rates.

General and Administrative Expense.    General and administrative expense was $11.1 million for the three months ended June 30, 2014 compared to $9.1 million for the three months ended June 30, 2013. The increase of $2.0 million, or 22.7%, was due primarily to the additional expense associated with the Mednet and BMS acquisitions as well as the addition of the Company’s 401K match.  As a percent of total revenue, general and administrative expense was 26.1% for the three months ended June 30, 2014 compared to 28.3% for the three months ended June 30, 2013.

Sales and Marketing Expense.    Sales and marketing expense was $7.2 million for the three months ended June 30, 2014 compared to $6.3 million for the three months ended June 30, 2013. The increase of $0.9 million, or 14.4%, was primarily related to the inclusion of expenses associated with the Mednet and BMS acquisitions.  As a percent of total revenue, sales and marketing expense was 16.8% for the three months ended June 30, 2014 compared to 19.5% for the three months ended June 30, 2013.

Bad Debt Expense.    Bad debt expense was $2.7 million for the three months ended June 30, 2014 compared to $2.0 million for the three months ended June 30, 2013.  The increase of $0.7 million, or 39.6%, was due to increased revenue related primarily to the acquisitions of Mednet and BMS.  The bad debt expense recorded was based upon an evaluation of historical collection experience of accounts receivable by payor class, the age of the receivables, as well as specific payor circumstances. As a percentage of total revenue, bad debt expense was 6.4% for the three months ended June 30, 2014 compared to 6.1% for the three months ended June 30, 2013. Substantially all of the Company’s bad debt expense relates to the Patient Services segment.

Research and Development Expense.    Research and development expense was $2.0 million for the three months ended June 30, 2014 compared to $1.9 million for the three months ended June 30, 2013.  As a percent of total revenue, research and development expense was 4.6% for the three months ended June 30, 2014 compared to 5.9% for the three months ended June 30, 2013.

Integration, Restructuring and Other Charges.    During the three months ended June 30, 2014, the Company incurred $1.0 million of integration, restructuring and other charges.  Legal charges of $0.3 million related primarily to legal fees for patent litigation as well as the Civil Investigative Demand.  The remaining expense is related to activities surrounding the Company’s acquisitions.  For the three months ended June 30, 2014, integration, restructuring and other charges were 2.3% of total revenue.

For the three months ended June 30, 2013, the Company incurred total integration, restructuring and other charges of $2.5 million.  The total costs included charges of $2.1 million primarily relating to legal fees associated with patent litigation, as well as the Civil Investigative Demand.  The remaining expenses related to internal restructuring activities including the creation of the Company’s holding company structure.  For the three months ended June 30, 2013, integration, restructuring and other charges were 7.9% of total revenues.

Interest and Other Loss, net.    Interest and other loss, net was $3.6 million for the three months ended June 30, 2014. The Company recorded a non-operating charge of $3.3 million as a potential settlement cost with the Department of Justice and $0.3 million related primarily to interest expense and financing fees.

Income Taxes.    The Company’s estimated annual effective tax rate was zero for the three months ended June 30, 2014 and 2013.

Net Loss.    The Company incurred a net loss of $4.0 million for the three months ended June 30, 2014 compared to a net loss of $2.3 million for the three months ended June 30, 2013.

Six Months Ended June 30, 2014 and 2013

Revenues.    Total revenues for the six months ended June 30, 2014 were $79.8 million compared to $64.5 million for the six months ended June 30, 2013, an increase of $15.3 million, or 23.7%.  Approximately $12.9 million of the increase resulted from the acquisitions of Mednet and BMS.  Excluding acquisitions, the remaining increase was due to increased patient volume which was partially offset by the previously announced price reduction from Medicare, as well as reduced rates from commercial contracts tied to Medicare.

Gross Profit.    Gross profit increased to $45.2 million for the six months ended June 30, 2014 from $39.0 million for the six months ended June 30, 2013. The increase of $6.2 million, or 15.9%, was primarily due to the acquisitions of Mednet and BMS.  Gross profit as a percentage of revenue decreased to 56.7% for the six months ended June 30, 2014 compared to 60.5% for the six months ended June 30, 2013.  Impacting the 2014 gross profit percentage were the acquisitions, including the mix of patient volume of 200 basis points and duplicative labor expense of 50 basis points related to integration activities including the planned relocation of certain business functions.  The Company’s gross profit percentage also declined due to the reduction in the reimbursement rates which was partially offset by the increased patient volume in the base business.

General and Administrative Expense.    General and administrative expense was $21.9 million for the six months ended June 30, 2014 compared to $18.6 million for the six months ended June 30, 2013. The increase of $3.3 million, or 17.8%, was due primarily to an increase in expense of $3.4 million related to the Mednet and BMS acquisitions offset by lower facility and consulting expense in the base business.  As a percent of total revenue, general and administrative expense was 27.5% for the six months ended June 30, 2014 compared to 28.8% for the six months ended June 30, 2013.

Sales and Marketing Expense.    Sales and marketing expense was $14.6 million for the six months ended June 30, 2014 compared to $13.0 million for the six months ended June 30, 2013. The increase of $1.6 million, or 12.1%, was primarily related to the Mednet and BMS acquisitions, as well as an increase in higher employee related expenses in the base business.   As a percent of total revenue, sales and marketing expense was 18.3% for the six months ended June 30, 2014 compared to 20.2% for the six months ended June 30, 2013.

Bad Debt Expense.    Bad debt expense was $5.1 million for the six months ended June 30, 2014 compared to $4.4 million for the six months ended June 30, 2013.  The increase of $0.7 million, or 15.1%, was due to increased revenue related primarily to the acquisitions of Mednet and BMS.  This increase was offset by a decrease in the base Patient Services business due to increased overall collections due to process improvements.  The bad debt expense recorded was based upon an evaluation of historical collection experience of accounts receivable by payor class, the age of the receivables, as well as specific payor circumstances. As a percentage of total revenue, bad debt expense was 6.4% for the six months ended June 30, 2014 compared to 6.9% for the six months ended June 30, 2013.  Substantially all of the Company’s bad debt expense relates to the Patient Services segment.

Research and Development Expense.    Research and development expense was $3.7 million for the six months ended June 30, 2014 compared to $3.5 million for the six months ended June 30, 2013.  As a percent of total revenue, research and development expense was 4.7% for the six months ended June 30, 2014 compared to 5.4% for the six months ended June 30, 2013.

Integration, Restructuring and Other Charges.    During the six months ended June 30, 2014, the Company incurred $4.0 million of integration, restructuring and other charges.  Legal charges of $2.7 million primarily related to patent litigation, as well as the Civil Investigative Demand.  The remaining expense is related to activities surrounding the Company’s acquisitions.  For the six months ended June 30, 2014, integration, restructuring and other charges were 5.0% of total revenue.

For the six months ended June 30, 2013, the Company incurred integration, restructuring and other charges of $3.7 million, respectively.  The costs included other charges of $2.7 million primarily relating to legal fees associated with patent litigation, as well as the Civil Investigative Demand.  The remaining expenses related to internal restructuring activities including the creation of the Company’s holding company structure.  Integration, restructuring and other charges were 5.8% of total revenue for the six months ended June 30, 2013.

Interest and Other Loss, net.    Interest and other loss, net was $6.9 million for the six months ended June 30, 2014. The Company recorded a non-operating charge of $6.4 million as a potential settlement cost with the Department of Justice and $0.5 million related primarily to interest expense and financing fees.

Income Taxes.    The Company’s estimated annual effective tax rate was zero for the six months ended June 30, 2014 and 2013.  The Company recorded $2.9 million of a tax benefit for the six months ended June 30, 2014 related to the Mednet acquisition that occurred in January 2014.

Net Loss.    The Company incurred a net loss of $8.1 million for the six months ended June 30, 2014 compared to a net loss of $4.4 million for the six months ended June 30, 2013.

Liquidity and Capital Resources

The Company’s Annual Report on Form 10-K for the year ended December 31, 2013 includes a detailed discussion of our liquidity, contractual obligations and commitments. The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

As of June 30, 2014, the Company’s principal source of liquidity was cash and cash equivalents of $13.5 million and net accounts receivable of $23.6 million. The Company had working capital of $5.9 million as of June 30, 2014.

In connection with the Company’s acquisition of the Mednet entities, the Company entered into a promissory note in the principal amount of $9.8 million.  The Company used $8.6 million to repay the assumed debt for Mednet and $1.2 million to fund Mednet’s working capital needs.  As of June 30, 2014, the Company’s outstanding balance on the note was $9.6 million.

The Company used $8.0 million from its existing credit facility with Midcap Financial in connection with the purchase of the cardiac monitoring business of BMS on April 3, 2014.  As of June 30, 2014, the Company’s outstanding balance on the credit agreement was $8.0 million which provides the Company access to borrowings up to $15.0 million.

The Company had $3.9 million of cash provided by operations for the six months ended June 30, 2014.  The Company’s ongoing operations during the six month period resulted in a loss of $8.1 million, which included $13.1 million of non-cash items related to bad debt, depreciation, amortization and stock compensation expense, as well as $6.4 million relating to the potential settlement cost with the Department of Justice.  These items were offset by a $2.9 million tax benefit related to the Mednet acquisition and $4.6 million of cash used primarily for working capital.

The Company used $5.7 million for the purchase of Mednet, $8.0 million for the purchase of BMS, $0.4 million for the purchase of Radcore and $7.6 million for capital purchases, primarily related to the investment in medical devices in the Patient and Research Services segments for use in its ongoing operations for the six months ended June 30, 2014.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s cash balance as of June 30, 2014 was $13.5 million. As the Company does not invest in any short-term or long-term securities, the Company believes there is no material exposure to interest rate risk.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings.

From time to time, in the ordinary course of business and like others in the industry, the Company receives requests for information from government agencies in connection with their regulatory or investigational authority. Such requests can include subpoenas or demand letters for documents to assist the government in audits or investigations.  The Company reviews such requests and notices and take appropriate action.  The Company has been subject to certain requests for information and investigations in the past and could be subject to such requests for information and investigations in the future.

On August 25, 2011, the Company received a Civil Investigative Demand (“CID”) issued by the U.S. Department of Justice, Western District of Washington. The CID states that it was issued as part of an investigation under the Federal False Claims Act and sought documents for the period January 1, 2007 through the date of the CID. The CID indicates that the investigation concerns allegations that the Company may have used inappropriate diagnosis codes when submitting claims for payment to Medicare for its real-time, MCOT™ services.  During the second quarter of 2014, the Company reached an agreement in principle for a potential settlement; however, the pending settlement is subject to satisfactory negotiation and completion of a settlement agreement.  As result, in addition to the $3.1 million recorded in the first quarter of 2014, the Company recorded an additional non-operating charge of $3.3 million, reflecting an estimated total cash settlement amount of $6.4 million.  This reserve was recorded to Interest and other loss, net in the consolidated statements of operations and is included in Accrued liabilities on the balance sheet.  Additionally, the Company has incurred $1.7 million in related legal and consulting expenses to date.

The final outcome of any current or future litigation or governmental or internal investigations, including the potential settlement described above, cannot be accurately predicted, nor can the Company predict any resulting penalties, fines or other sanctions that may be imposed at the discretion of federal or state regulatory authorities. The Company records accruals for such contingencies to the extent that it concludes it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. It is possible that the outcome of such matters could potentially have a material adverse impact on the Company’s future results of operations, financial position, and cash flows.

Item 1A.  Risk Factors.

In evaluating an investment in BioTelemetry common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2013, as amended and supplemented by the risk factors set forth below, which could materially affect our business, financial condition or future results.  As well as, the information contained in this Quarterly Report and other reports and registration statements filed by the Company with the SEC.

Investigations, requests for information, audits or denials of our claims by government agencies and private payors could reduce our revenues and have an adverse effect on our results of operations.

As part of our business operations, we submit claims on behalf of patients directly to, and receive payments from, Medicare, Medicaid, and other third-party payors. We are subject to extensive government regulation, including requirements for submitting reimbursement claims under appropriate codes and maintaining certain documentation to support our claims. Medicare contractors, Medicaid agencies and similar state regulatory agencies periodically conduct pre and post-payment reviews and other audits of claims and are under increasing pressure to more closely scrutinize healthcare claims and supporting documentation. We have been and are currently subject to pre and post-payment reviews as well as audits of claims under CMS Recovery Audit Program and may experience such reviews and audits of claims in the future. In addition, state agencies may conduct investigations or submit requests for information relating to claims data submitted to private payors. For example, in the second quarter 2014, the Mednet entities were served with a subpoena by the New Jersey Department of Banking and Insurance Bureau of Fraud Deterrence, requesting claims data submitted to private payors.  The Company has responded to requests for information from the State of New Jersey and continues to cooperate regarding this inquiry. Responding to these investigations, requests for information, reviews and audits of our claims requires considerable time and effort and corresponding costs.  Any of these events could result in material delays in payment, material recoupments or denials, the commencement of civil legal proceedings, or result in our exclusion from participation in the Medicare or Medicaid or similar programs, all of which would have an adverse effect on our results of operations.

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

BIOTELEMETRY, INC.

Date: August 1, 2014	By:	/s/ Heather C. Getz
Heather C. Getz, CPA
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and authorized officer of the Registrant)