Form 10-Q
period 2014-09-30
BioTelemetry, Inc.
filed 2014-10-31
CIK 1574774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 28, 2014, 26,683,689 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

BIOTELEMETRY, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2014

FORWARD-LOOKING STATEMENTS

This document includes certain forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements may be identified by words such as “expect,” “anticipate,” “estimate,” “intend,” “plan,” “believe,” “promises” and other words and terms of similar meaning.  Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including important factors that could delay, divert, or change any of these expectations, and could cause actual outcomes and results to differ materially from current expectations.  These factors include, among other things, our ability to successfully integrate the Mednet, Biomedical Systems and Radcore businesses into our business and the effect such acquisitions will have on our results of operation, our ability to successfully finalize a settlement of the Department of Justice investigation, effectiveness of our cost savings initiatives, relationships with our government and commercial payors, changes to insurance coverage and reimbursement levels for our products, the success of our sales and marketing initiatives, our ability to attract and retain talented executive management and sales personnel, our ability to identify acquisition candidates, acquire them on attractive terms and integrate their operations into our business, the commercialization of new products, market factors, internal research and development initiatives, partnered research and development initiatives, competitive product development, changes in governmental regulations and legislation, the continued consolidation of payors, acceptance of our new products and services, patent protection, adverse regulatory action, and litigation success.  For further details and a discussion of these and other risks and uncertainties, please see our public filings with the Securities and Exchange Commission, including our latest periodic reports on Form 10-K and 10-Q.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

BIOTELEMETRY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	September 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$12,190	$22,151
Accounts receivable, net of allowance for doubtful accounts of $9,416 and $7,555, at September 30, 2014 and December 31, 2013, respectively	16,910	11,437
Other receivables, net of allowance for doubtful accounts of $259 and $85 at September 30, 2014 and December 31, 2013, respectively	8,435	5,680
Inventory	2,559	2,554
Prepaid expenses and other current assets	1,826	2,433
Total current assets	41,920	44,255
Property and equipment, net	29,049	18,779
Intangible assets, net	16,117	7,312
Goodwill	29,716	16,469
Other assets	1,281	731
Total assets	$118,083	$87,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,775	$8,718
Accrued liabilities	18,151	8,190
Current portion of capital leases	554	187
Current portion of long-term debt	450	—
Deferred revenue	2,455	1,945
Total current liabilities	34,385	19,040
Long-term debt	17,074	—
Deferred tax liability	1,314	767
Long-term portion of capital leases	451	469
Deferred rent	939	441
Total liabilities	54,163	20,717

Shareholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 26,652,984 and 25,812,754 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	26	26
Paid-in capital	265,827	260,597
Accumulated deficit	(201,933)	(193,794)
Total stockholders’ equity	63,920	66,829
Total liabilities and stockholders’ equity	$118,083	$87,546

See accompanying notes.

BIOTELEMETRY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Patient services	$34,662	$24,279	$98,116	$73,894
Research services	4,778	5,962	14,863	16,086
Product	3,673	1,633	9,946	6,416
Total revenues	43,113	31,874	122,925	96,396

Cost of revenues:
Patient services	14,753	8,734	40,721	26,325
Research services	2,563	2,696	8,044	8,203
Product	2,119	1,210	5,225	3,593
Total cost of revenues	19,435	12,640	53,990	38,121

Gross profit	23,678	19,234	68,935	58,275
Operating expenses:
General and administrative	10,987	8,959	32,898	27,564
Sales and marketing	7,299	6,708	21,911	19,737
Bad debt expense	1,868	1,427	6,972	5,861
Research and development	1,993	1,898	5,740	5,400
Integration, restructuring and other charges	1,045	3,077	5,025	6,820

Total expenses	23,192	22,069	72,546	65,382

Income (loss) from operations	486	(2,835)	(3,611)	(7,107)
Interest and other loss, net	(293)	(97)	(7,151)	(211)

Income (loss) before income taxes	193	(2,932)	(10,762)	(7,318)
(Loss) Benefit from income taxes	(222)	(24)	2,623	(24)

Net loss and comprehensive loss	(29)	(2,956)	(8,139)	(7,342)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.12)	$(0.31)	$(0.29)

Weighted average number of common shares outstanding:
Basic and diluted	26,521,605	25,616,417	26,354,184	25,449,554

See accompanying notes.

BIOTELEMETRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(8,139)	$(7,342)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	6,972	5,861
Depreciation	6,838	7,739
Stock-based compensation	2,662	2,505
Amortization of intangibles	2,405	1,737
Deferred income tax benefit	(2,813)	—
Increase (decrease) in deferred rent	498	(258)
Changes in operating assets and liabilities:
Accounts receivable	(11,219)	(3,760)
Inventory	307	(520)
Prepaid expenses and other assets	345	(1,446)
Accounts payable	(402)	1,977
Accrued and other liabilities	7,118	551

Net cash provided by operating activities	4,572	7,044

Investing activities
Acquisition of business, net of cash acquired	(14,100)	—
Purchases of property and equipment	(9,977)	(4,863)

Net cash used in investing activities	(24,077)	(4,863)

Financing activities
Proceeds from the exercise of employee stock options and employee stock purchase plan contributions	1,016	583
Issuance of long-term debt	17,830	—
Repayment of long-term debt	(8,910)	—
Principal payments on capital lease obligations	(392)	(42)

Net cash provided by financing activities	9,544	541

Net (decrease) increase in cash and cash equivalents	(9,961)	2,722
Cash and cash equivalents — beginning of period	22,151	18,298

Cash and cash equivalents — end of period	12,190	21,020
Supplemental disclosure of cash flow information
Cash paid for interest	$561	$—
Cash paid for taxes	$139	$105
Capital lease obligations	$—	$695

See accompanying notes.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

1.              Summary of Significant Accounting Policies

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows.  In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and necessary for a fair presentation of BioTelemetry, Inc.’s (the “Company” or “BioTelemetry”) financial position as of September 30, 2014 and December 31, 2013, the results of operations for the three and nine months ended September 30, 2014 and 2013, and cash flows for the nine months ended September 30, 2014 and 2013.  The financial data and other information disclosed in these notes to the financial statements related to the three and nine months ended September 30, 2014 and 2013 are unaudited.  The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for any future period.

Net Loss

The Company computes net loss per share in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 260, Earnings Per Share.  The following summarizes the potential outstanding common stock of the Company at September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
Employee stock purchase plan estimated share options outstanding	93,875	82,979
Common stock options and restricted stock units outstanding	4,122,261	4,163,020
Common stock options and restricted stock units available for grant	3,255,063	2,329,786
Common stock	26,652,984	25,723,376
Total	34,124,183	32,299,161

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including stock options and warrants, as applicable.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(29)	$(2,956)	$(8,139)	$(7,342)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	26,521,605	25,616,417	26,354,184	25,449,554
Basic and diluted net income (loss) per share	$(0.00)	$(0.12)	$(0.31)	$(0.29)

If the outstanding vested options or restricted stock units were exercised or converted into common stock, the result would be anti-dilutive for the three and nine months ended September 30, 2014 and 2013.  Accordingly, basic and diluted net loss per share are the same for the three and nine months ended September 30, 2014 and 2013.

Fair Value of Financial Instruments

The fair value of financial instruments is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, other receivables, accounts payable, short-term and long-term debt.  With the exception of the long-term debt, the carrying value of these financial instruments approximates their fair value because of their short-term nature (classified as Level 1).  For long-term debt, based on the borrowing rates currently available, the carrying value also approximates fair value as of September 30, 2014 (classified as Level 2).  The Company did not have any Level 3 assets or liabilities for the periods ended September 30, 2014 and December 31, 2013.

Cash and Cash Equivalents

Cash and cash equivalents are held in U.S. financial institutions or in custodial accounts with U.S. financial institutions.  Cash equivalents are defined as liquid investments and money market funds with maturity from date of purchase of 90 days or less that are readily convertible into cash and have minimal interest rate risk.

Accounts Receivable

Accounts receivable related to the Patient Services segment are recorded at the time revenue is recognized, net of contractual allowances, and are presented on the balance sheet net of allowance for doubtful accounts.  The ultimate collection of accounts receivable may not be known for several months after services have been provided and billed.  The Company records allowance for doubtful accounts based on the aging of receivables using historical data.  The percentages and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods and analyses, including current and historical cash collections, and the aging of receivables by payor.  Because of continuing changes in the healthcare industry and third party reimbursement, it is possible that the Company’s estimates of collectability could change, which could have a material impact on the Company’s operations and cash flows.

Other receivables related to the Product and Research Services segments are recorded at the time revenue is recognized, or when the services or products are billable, net of discounts.  The Company estimates allowance for doubtful accounts on a specific account basis, and considers several factors in its analysis, including customer specific information and aging of the account.

The Company writes off receivables when the likelihood for collection is remote and when the Company believes collection efforts have been fully exhausted and it does not intend to devote additional resources in attempting to collect.  The Company performs write-offs on a monthly basis.  In the Patient Services segment, the Company wrote off $5,052 and $6,769 of receivables for the nine months ended September 30, 2014 and 2013, respectively.  The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts.  There were no material write-offs in the Product and Research Services segments.  For the three and nine months ended September 30, 2014, the Company recorded bad debt expense of $1,868 and $6,972, respectively.  For the three and nine months ended September 30, 2013, the Company recorded bad debt expense of $1,427 and $5,861, respectively.

Inventory

Inventory consists of the following:

	September 30, 2014	December 31, 2013
Raw materials and supplies	$2,343	$2,404
Finished goods	216	150
Total inventories	$2,559	$2,554

Inventories, which include purchased parts, materials, direct labor and applied manufacturing overhead, are stated at the lower of cost or net realizable value, with cost determined by use of the first-in, first-out method.

Goodwill

Goodwill is the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in a business combination.  In accordance with ASC 350, Intangibles — Goodwill and Other, goodwill is reviewed for impairment annually, or when events arise that could indicate that impairment exists.  The provisions of ASC 350 require that the Company perform a two-step impairment test.  In the first step, the Company compares the fair value of its reporting units to the carrying value of the reporting units.  If the carrying value of the net assets assigned to the reporting units exceeds the fair value of the reporting units, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting units’ goodwill.  If the carrying value of the reporting units’ goodwill exceeds its implied fair value, an impairment loss equal to the difference is recorded.

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

As a result of stock-based compensation expense incurred, the Company’s loss before income taxes was increased by $694 and $2,662, respectively, during the three and nine months ended September 30, 2014.  As a result of stock-based compensation expense incurred, the Company’s loss before income taxes was increased by $794 and $2,505 during the three and nine months ended September 30, 2013, respectively.  For the three and nine months ended September 30, 2014, the impact of stock-based compensation expense on basic and diluted earnings per share was $(0.03) and $(0.10).  For the three and nine months ended September 30, 2013, the impact of stock-based compensation expense on basic and diluted earnings per share was $(0.03) and $(0.10).

The Company estimates the fair value of its share-based awards to employees and directors using the Black-Scholes option valuation model.  The Black-Scholes option valuation model requires the use of certain subjective assumptions.  The most significant of these assumptions are the estimates of the expected volatility of the market price of the Company’s stock and the expected term of the award.  For the nine months ended September 30, 2014 and 2013, the Company based the estimates of expected volatility on the historical average of our stock price.  The expected term represents the period of time that stock-based awards granted are expected to be outstanding.  Other assumptions used in the Black-Scholes option valuation model include the risk-free interest rate and expected dividend yield.  The risk-free interest rate for periods pertaining to the contractual life of each option is based on the U.S. Treasury yield of a similar duration in effect at the time of grant.  The Company has never paid, and does not expect to pay, dividends in the foreseeable future.

The Company utilized the Black-Scholes valuation model for estimating the fair value of stock options granted using the following weighted average assumptions:

	Nine Months Ended September 30,
	2014	2013
Expected dividend yield	0%	0%
Expected volatility	62%	60%
Risk-free interest rate	1.85%	1.31%
Expected life	6.46	6.73

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

Based on the above assumptions, the per share weighted average fair value of the options granted under the stock option plan for the nine months ended September 30, 2014 and 2013 was $4.94 and $1.59, respectively.

The following table summarizes activity under all stock award plans from December 31, 2013 through September 30, 2014:

		Options Outstanding
	Shares		Weighted
	Available	Number	Average
	for Grant	of Shares	Exercise Price
Balance — December 31, 2013	2,404,498	3,993,590	$5.25
Additional options available for grant	1,291,200	—	—
Granted	(623,650)	623,650	8.38
Canceled	68,044	(68,044)	3.59
Exercised	—	(192,580)	4.52

Balance — March 31, 2014	3,140,092	4,356,616	5.78
Granted	(125,985)	125,985	8.20
Canceled	91,434	(91,434)	4.51
Exercised	—	(68,671)	4.55

Balance — June 30, 2014	3,105,541	4,322,496	5.91
Granted	(15,000)	15,000	7.32
Canceled	164,522	(164,522)	7.57
Exercised	—	(50,713)	5.62

Balance — September 30, 2014	3,255,063	4,122,261	$5.82

The Employee Stock Option (“ESOP”) Plans have an automatic increase in the shares available for grant every January the plans are active.  The increase in the shares available for grant under the ESOP plan is equal to 4% of the total shares outstanding at December 31, 2013.

Additional information regarding options outstanding is as follows:

	September 30, 2014	September 30, 2013
Range of exercise prices (per option)	$0.70 - $31.18	$0.70 - $31.18
Weighted average remaining contractual life (years)	7.03	7.74

Employee Stock Purchase Plan

In 2014, 346,245 shares were purchased in accordance with the Employee Stock Purchase Plan (“ESPP”).  Net proceeds to the Company from the issuance of shares of common stock under the ESPP for the nine months ended September 30, 2014 were $871.  In January 2014, the number of shares available for grant was increased by 258,240, per the ESPP documents.  At September 30, 2014, approximately 429,451 shares remain available for purchase under the ESPP.

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

Mednet Healthcare Technologies, Inc.

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

The amounts below represent the preliminary fair value estimates as of September 30, 2014 and are subject to subsequent adjustment as additional information is obtained during the measurement period.  The primary areas of those preliminary estimates that were not yet finalized related to certain tangible assets and liabilities acquired, as well as identifiable intangible assets.  The Company expects to complete the accounting for the Mednet acquisition within a year of the acquisition date.

Fair value of assets acquired:
Cash and cash equivalents	$(199)
Accounts receivable	3,879
Prepaid expenses and other current assets	355
Property and equipment	4,400
Goodwill	9,474
Intangible assets	8,490
Other assets	73
Total assets acquired	26,472
Liabilities assumed:
Accounts payable	5,927
Accrued expenses	1,207
Other liabilities	3,413
Long-term debt, capital leases, note payable and related interest	9,720
Total liabilities assumed	20,267
Net assets acquired	$6,205

While the purchase price allocation has not been finalized, the estimated allocation of intangible assets is comprised of the following:

	Estimated Useful Life (Years)	Fair Value
Customer relationships	13	$5,800
Internally Developed Software	5	1,600
Covenants not to compete	5	390
Indefinite-lived trade name		700
Total intangible assets		$8,490

Goodwill recorded in connection with this acquisition is attributable to the assembled workforce and synergies expected to arise from cost savings opportunities.  All of the recorded goodwill is included in the Patient Services segment.

The unaudited pro forma information below presents combined results of operations as if the acquisition had occurred at the beginning of the periods presented instead of January 31, 2014. The pro forma information presented below does not include anticipated synergies or certain other expected benefits of the acquisition and should not be used as a predictive measure of our future results of operations. Mednet contributed $6,235 and $16,871 in revenue for the three and nine months ended September 30, 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$43,113	$38,671	$126,423	$117,327
Net Loss	$(29)	$(4,236)	$(6,360)	$(7,391)
Net loss per common share:
Basic and Diluted	$(0.00)	$(0.16)	$(0.24)	$(0.29)
Weighted average number of shares:
Basic	26,521,605	25,713,066	26,354,184	25,546,203

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

The amounts below represent the preliminary fair value estimates as of September 30, 2014 and are subject to subsequent adjustment as additional information is obtained during the measurement period.  The primary areas of those preliminary estimates that were not yet finalized related to certain tangible assets and identifiable intangible assets.  The Company will complete the accounting for the BMS acquisition within a year of the acquisition date.

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

Other Acquisitions

On June 3, 2014, the Company, through its wholly owned subsidiary CardioCore Lab, LLC (“CardioCore”), acquired the assets of RadCore Lab, LLC (“RadCore”), an imaging core lab serving the biopharmaceutical and medical device research market.  This acquisition broadens the Company’s offerings and adds new oncology, musculoskeletal and neurological imaging capabilities, supported by a state-of-the-art, cloud-based analysis platform.  The Company paid $400 in cash at closing and 22,513 shares of the Company’s common stock, valued at $200 at closing.  While this acquisition provides growth potential, the acquisition of RadCore did not have a material effect on our financial condition, results of operations or cash flows.

3.              Goodwill and Intangible Assets

Goodwill was recognized at the time of the Company’s acquisitions.  The carrying amounts of goodwill as of September 30, 2014 and December 31, 2013 were $29,716 and $16,469, respectively. Purchase accounting rules require that as pre-acquisition issues are identified, the results are to increase or decrease the preliminary value of assets and liabilities, which are offset by a change in goodwill.  The modification to Patient Services goodwill in the third quarter of $213 was the result of a change in estimate related to assumed liabilities in connection with the Mednet acquisition.

The changes in the carrying amounts of goodwill by segment were as follows:

	Reporting Segment
	Patient Services	Research Services	Product	Total
Balance at December 31, 2013	$1,577	$11,735	$3,157	$16,469
Goodwill acquired during the year	13,033	214	—	13,247
Balance at September 30, 2014	$14,610	$11,949	$3,157	$29,716

At December 31, 2013, the Company performed its required annual impairment test of goodwill.  Based on this impairment test, the Company determined that none of the reporting unit’s goodwill was impaired.

The gross carrying amounts and accumulated amortization of the Company’s intangible assets as of September 30, 2014 and December 31, 2013 are as follows:

	Estimated Useful Life (Years)	September 30, 2014	December 31, 2013
Customer relationships	5 - 15	$10,000	$2,100
Proprietary technology	3 - 5	5,600	4,000
Signed backlog	1 - 4	3,160	2,800
Unsigned backlog	4	600	600
Covenants not to compete	5 - 7	1,010	360
Total intangible assets, gross		20,370	9,860
Customer relationships accumulated amortization		(1,329)	(722)
Proprietary technology accumulated amortization		(3,036)	(1,902)
Signed backlog accumulated amortization		(1,827)	(1,400)
Unsigned backlog accumulated amortization		(313)	(200)
Covenants not to compete accumulated amortization		(248)	(124)
Total accumulated amortization		(6,753)	(4,348)
Indefinite-lived trade name		2,500	1,800
Total intangible assets, net		$16,117	$7,312

The estimated amortization expense for the next five years is summarized as follows at September 30, 2014:

Remainder of 2014	$854
2015	3,060
2016	1,964
2017	1,260
2018	1,121
2019	756
Thereafter	4,602
Total	$13,617

Amortization expense for the three and nine months ended September 30, 2014 was $846 and $2,405, respectively, and amortization expense for the three and nine months ended September 30, 2013 was $544 and $1,737, respectively.  The increase in amortization expense is driven by the current year acquisitions.

4.              Integration, Restructuring and Other Charges

The Company accounts for expenses associated with exit or disposal activities in accordance with ASC 420, Exit or Disposal Cost Obligations, and records the expenses in Integration, restructuring and other charges in its statement of operations, and records the related accrual in the Accrued expenses line on its balance sheet.

For the three and nine months ended September 30, 2014 and 2013, the Company incurred expenses related to restructuring, integration and other activities.  These expenses were primarily a result of the Company’s recent patent litigation, the Civil Investigative Demand, as well as the activities surrounding the Company’s acquisitions which were net of a reversal of a legal accrual related to the Mednet acquisition.  A summary of these expenses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Legal fees	$80	$1,735	$2,814	$4,417
Severance and employee related costs	918	687	1,673	1,427
Professional fees	47	91	538	412
Expenses related to facility closure	—	564	—	564
Total	$1,045	$3,077	$5,025	$6,820

5.              Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur.  The Company reviews and updates its estimated annual effective tax rate each quarter.  For the nine months ended September 30, 2014, the Company’s estimated annual effective tax rate was (1.49%).  The Company recorded $2,869 of a tax benefit for the nine months ended September 30, 2014 related to the Mednet acquisition that occurred in January 2014.  This was partially offset by $246 in tax expense incurred primarily for state income tax.

As of September 30, 2014, in accordance with ASC 740, the Company maintained a full valuation allowance against net deferred tax assets, with exception to the deferred tax liability recorded for indefinite lived intangibles.  The Company will continue to maintain a full valuation allowance until such time it can reasonably estimate the probability of realizing a benefit from the deferred tax assets.

6.              Credit Agreement

On August 29, 2012, the Company entered into a Credit and Security Agreement (“Credit Agreement”) with MidCap Financial, LLC to provide revolving loan borrowings with a loan commitment of up to $15,000, with an option by the Company to increase to a maximum loan commitment of $30,000.  Interest on borrowings under the Credit Agreement is based on the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 4.75%.  An unused line fee of 0.50% per annum is payable on any unused line balance, determined as the total loan commitment of $15,000 minus the average daily balance of the sum of the revolving loan borrowings outstanding during the preceding month.  Furthermore, if the Company terminates the agreement at any point prior to the loan expiration date, the Company will incur a loan origination fee of 1.00% of the loan commitment due immediately preceding the termination.  The Credit Agreement is secured by the Company’s personal property, inventory and other assets and expires in August 2016.  The Company withdrew $8,000 on April 3, 2014 to fund the BMS acquisition.  As of September 30, 2014, the Company’s outstanding balance on the credit agreement was $8,000.

On February 21, 2014, the Company entered into a Credit and Security Agreement (the “Credit Agreement”) with The Bancorp Bank for an aggregate amount of $9,830.  The proceeds were used to pay off the assumed debt of $8,563 associated with the Mednet acquisition.  The Loans bear interest at an annual rate of 3.25% until March 1, 2019, and thereafter will bear interest at an annual rate equal to the greater of (1) 3.25% or (2) the prime rate as published in the “Money Rates” section of The Wall Street Journal or the highest prime rate if more than one is published.  Beginning April 1, 2014, the principal amount of the Loans will be repaid, on a monthly basis, in installments of $38, plus accrued interest, until April 1, 2019, when the principal amount of the Loans will be repaid, on a monthly basis, in installments of $75, plus accrued interest, until paid in full on or before March 1, 2024 or such earlier date upon an acceleration of the Loans by Lenders upon an event of default or termination of the Borrowers.  As of September 30, 2014, the Company’s outstanding balance on the credit agreement was $9,524.

7.              Segment Information

The Company operates under three segments: Patient Services, Product and Research Services.  The Patient Services segment’s principal focus is on the diagnosis and monitoring of cardiac arrhythmias or heart rhythm disorders, through its core Mobile Cardiac Outpatient Telemetry™ (“MCOT™”), wEvent, event, Holter, Pacemaker and International Normalized Ratio (“INR”) monitoring services in a healthcare setting.  The Product business segment focuses on the development, manufacturing, testing and marketing of medical devices to medical companies, clinics and hospitals.  The Research Services segment is engaged in central core laboratory services providing cardiac monitoring, imaging, scientific consulting and data management services for drug and medical device trials.  Intercompany revenue relating to the manufacturing of devices by the Product segment for the other segments is included on the intersegment revenue line.

Expenses that can be specifically identified with a segment have been included as deductions in determining pre-tax segment income.  Any remaining expenses including research and development costs as well as the elimination of costs associated with intercompany revenue are included in Corporate and Other.  Also included in Corporate and Other is the Department of Justice settlement, as well as interest expense, net and other financing expenses.  The Company does not allocate assets to the individual segments.  Mednet and BMS are primarily included in the Patient Services segment; with the product manufacturing and sales portions being included in the Product segment.  Radcore is included in the Research Services segment.

For the three months ended:

	Patient Services	Research Services	Product	Corporate and Other	Consolidated
September 30, 2014
Revenues	$34,662	$4,778	$3,673	—	$43,113
Intersegment revenues	—	—	1,355	(1,355)	—
Income (loss) before income taxes	7,776	(163)	1,539	(8,959)	193
Depreciation and amortization	1,754	932	128	434	3,248
Capital expenditures	2,071	263	33	—	2,367

	Patient Services	Research Services	Product	Corporate and Other	Consolidated
September 30, 2013
Revenues	$24,279	$5,962	$1,633	—	$31,874
Intersegment revenues	—	—	882	(882)	—
Income (loss) before income taxes	6,261	1,396	616	(11,205)	(2,932)
Depreciation and amortization	1,243	848	135	1,506	3,732
Capital expenditures	728	667	43	—	1,438

For the nine months ended:

	Patient Services	Research Services	Product	Corporate and Other	Consolidated
September 30, 2014
Revenues	$98,116	$14,863	$9,946	—	$122,925
Intersegment revenues	—	—	6,170	(6,170)	—
Income (loss) before income taxes	19,753	(144)	5,129	(35,500)	(10,762)
Depreciation and amortization	5,450	2,727	391	675	9,243
Capital expenditures	8,914	939	124	—	9,977

	Patient Services	Research Services	Product	Corporate and Other	Consolidated
September 30, 2013
Revenues	$73,894	$16,086	$6,416	—	$96,396
Intersegment revenues	—	—	3,626	(3,626)	—
Income (loss) before income taxes	18,614	1,580	3,470	(30,982)	(7,318)
Depreciation and amortization	3,826	2,702	416	2,532	9,476
Capital expenditures	2,689	2,051	123	—	4,863

8.              Civil Investigative Demand

On August 25, 2011, the Company received a Civil Investigative Demand (“CID”) issued by the U.S.  Department of Justice, Western District of Washington.  The CID states that it was issued as part of an investigation under the Federal False Claims Act and sought documents for the period January 1, 2007 through the date of the CID.  The CID indicates that the investigation concerns allegations that the Company may have used inappropriate diagnosis codes when submitting claims for payment to Medicare for its real-time, MCOT™ services.  During the second quarter of 2014, the Company reached an agreement in principle for a potential settlement; however, the pending settlement is subject to satisfactory negotiation and completion of a settlement agreement.  As result, the Company recorded a non-operating charge of $6,400 in the first half of 2014.  This reserve was recorded to Interest and other loss, net in the consolidated statements of operations and is included in Accrued liabilities on the balance sheet.

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

Company Background

BioTelemetry operates under three segments: Patient Services, Product and Research Services.  The Patient Services segment is focused on the diagnosis and monitoring of cardiac arrhythmias, or heart rhythm disorders.  The Company offers cardiologists and electrophysiologists with a full spectrum of solutions which provides them with a single source of cardiac monitoring services.  These services range from the differentiated Mobile Cardiac Outpatient Telemetry™ (“MCOT™”) service to wEvent, event, Holter, Pacemaker and International Normalized Ratio (“INR”) monitoring.  The Product segment focuses on the development, manufacturing, testing and marketing of medical devices to medical companies, clinics and hospitals.  The Research Services segment is engaged in central core laboratory services providing cardiac monitoring, imaging, scientific consulting and data management services for drug and medical device trials.

As of July 31, 2013, the Company reorganized to create a holding company structure.  CardioNet, Inc., which was previously the public company, became a wholly owned subsidiary of a newly formed entity, BioTelemetry, Inc., a Delaware corporation, and all the outstanding shares of stock of CardioNet, Inc. were exchanged, on a one for one basis, for stock of BioTelemetry, Inc.  The new holding company began trading on August 1, 2013 on NASDAQ under the same symbol “BEAT”.

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

On April 3, 2014, the Company, through its wholly-owned subsidiary CardioNet, LLC, completed the acquisition of substantially all of the assets of the cardiac monitoring business of Biomedical Systems Corporation (“BMS”).  Pursuant to the terms of the Purchase Agreement, CardioNet acquired substantially all of the assets relating to BMS’s cardiac event monitoring, Holter monitoring and mobile telemetry monitoring services (other than certain ECG services and monitoring in connection with clinical trials) for consideration of $8.0 million in cash and $0.7 million of the Company’s common stock.  The $8.0 million cash was funded through the revolving loan commitment with Midcap Financial.

On June 3, 2014, the Company, through its wholly owned subsidiary CardioCore Lab, LLC (“CardioCore”), acquired the assets of RadCore Lab, LLC (“RadCore”), an imaging core lab serving the biopharmaceutical and medical device research market.  This acquisition broadens the Company’s offerings and adds new oncology, musculoskeletal and neurological imaging capabilities, supported by a state-of-the-art, cloud-based analysis platform.  The Company paid $0.4 million in cash and 22,513 shares of the Company’s common stock, valued at $0.2 million at closing.  While this acquisition provides growth potential, the acquisition of RadCore did not have a material effect on our financial condition, results of operations or cash flows.

Revenue Recognition

Patient Services

Patient Services revenue includes revenue from MCOT™, wEvent, event, Holter, Pacemaker and INR monitoring services.  The Company receives a significant portion of its revenue from third party commercial insurance organizations and governmental entities.  It also receives reimbursement directly from patients through co-pays and self-pay arrangements.  Billings for services reimbursed by contracted third party payors, including Medicare, are recorded as revenue net of contractual allowances.  Adjustments to the estimated receipts, based on final settlement with third party payors, are recorded upon settlement.  If the Company does not have sufficient historical information regarding collectability from a given payor to support revenue recognition at the time of service, revenue is recognized when cash is received.  Unearned amounts are appropriately deferred until service is performed.  For the three months ended September 30, 2014 and 2013, revenue from Medicare as a percentage of the Company’s total revenue was 33.8% and 35.5%, respectively.  For the nine months ended September 30, 2014 and 2013, revenue from Medicare as a percentage of the Company’s total revenue was 32.6% and 34.9%, respectively.

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

Reimbursement-Patient Services

The Company is dependent on reimbursement for its Patient Services from government and commercial insurance payors.  Medicare reimbursement rates for the Company’s MCOT™, wEvent, event, Holter, Pacemaker and INR monitoring services have been established nationally by the Centers for Medicare and Medicaid Services (“CMS”) and fluctuate periodically based on the CMS rate table published annually.

In addition to government reimbursement through Medicare, the Company has successfully secured contracts with most national and regional commercial payors for its MCOT™, wEvent, event, Holter, Pacemaker and INR monitoring services.

Accounts Receivable

Accounts receivable related to the Patient Services segment are recorded at the time revenue is recognized, net of contractual allowances, and are presented on the balance sheet net of allowance for doubtful accounts.  The ultimate collection of accounts receivable may not be known for several months after services have been provided and billed.  The Company records allowance for doubtful accounts based on the aging of the receivable using historical data.  The percentages and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods and analyses, including current and historical cash collections, and the aging of receivables by payor.  Because of continuing changes in the healthcare industry and third party reimbursement, it is possible the Company’s estimates of collectability could change, which could have a material impact on operations and cash flows

Other receivables related to the Product and Research Services segments are recorded at the time revenue is recognized, or when products or services become billable.  The Company estimates allowance for doubtful accounts on a specific account basis, and considers several factors in its analysis including customer specific information and aging of the account.

The Company will write-off receivables when the likelihood for collection is remote, the receivables have been fully reserved, and when the Company believes collection efforts have been fully exhausted and it does not intend to devote additional resources in attempting to collect.  The Company performs write-offs on a monthly basis.  The Company wrote off $5.1 million and $6.8 million of receivables for the nine months ended September 30, 2014 and 2013.  The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts.  There were no material write-offs in the Product and Research Services segments.  For the three and nine months ended September 30, 2014, the Company recorded bad debt expense of $1.9 million and $7.0 million, respectively.  For the three and nine months ended September 30, 2013, the Company recorded bad debt expense of $1.4 million and $5.9 million, respectively.

Integration, Restructuring and Other Charges

During the three and nine months ended September 30, 2014, the Company incurred $1.0 million and $5.0 million, respectively, of integration, restructuring and other charges.  Such amounts consist of $0.1 million and $2.8 million, respectively, related to legal fees for patent litigation, the Civil Investigative Demand which were net of a $0.9 million reversal of a legal accrual related to the Mednet acquisition.  The severance and employee related costs of $0.9 million and $1.7 million, respectively, for the three and nine months ended September 30, 2014 are associated with activities surrounding the Company’s acquisitions.

For the three and nine months ended September 30, 2013, the Company incurred integration, restructuring and other charges of $3.1 million and $6.8 million, respectively.  Such amounts consist of legal charges of $1.7 million and $4.4 million, primarily relating to patent litigation, as well as the Civil Investigative Demand.  The remaining expenses related to internal restructuring activities including the creation of the Company’s holding company structure.

Results of Operations

Three Months Ended September 30, 2014 and 2013

Revenues.     Total revenues for the three months ended September 30, 2014 were $43.1 million compared to $31.9 million for the three months ended September 30, 2013, an increase of $11.2 million, or 35.3%.  Approximately $8.5 million of the increase resulted from the acquisitions of Mednet and BMS.  Excluding acquisitions, the remaining increase was due to increased volume in the Patient Services and Product segments which was partially offset by the previously announced price reduction from Medicare, as well as reduced rates from commercial contracts tied to Medicare.  In addition, our Research Services segment declined $1.2 million due to a strong third quarter last year as well as several studies that were completed earlier than expected.

Gross Profit.     Gross profit increased to $23.7 million for the three months ended September 30, 2014 from $19.2 million for the three months ended September 30, 2013.  The increase of $4.5 million, or 23.1%, was primarily due to the acquisitions of Mednet and BMS.  Gross profit as a percentage of revenue decreased to 54.9% for the three months ended September 30, 2014 compared to 60.3% for the three months ended September 30, 2013.  The decrease in the gross profit percentage was primarily related to the acquisitions, including the impact of a lower margin patient mix of approximately 410 basis points and the impact of integration related activities of approximately 110 basis points.  The benefit of our increased volume in the base business substantially offset the impact of the reduced rates.

General and Administrative Expense.     General and administrative expense was $11.0 million for the three months ended September 30, 2014 compared to $9.0 million for the three months ended September 30, 2013.  The increase of $2.0 million, or 22.6%, was due primarily to the additional expense associated with the Mednet and BMS acquisitions.  As a percent of total revenue, general and administrative expense was 25.5% for the three months ended September 30, 2014 compared to 28.1% for the three months ended September 30, 2013.

Sales and Marketing Expense.     Sales and marketing expense was $7.3 million for the three months ended September 30, 2014 compared to $6.7 million for the three months ended September 30, 2013.  The increase of $0.6 million, or 8.8%, was related to the inclusion of expenses associated with the Mednet and BMS acquisitions.  This increase was partially offset by a reduction of headcount related and meeting expenses in our base business.  As a percent of total revenue, sales and marketing expense was 16.9% for the three months ended September 30, 2014 compared to 21.0% for the three months ended September 30, 2013.

Bad Debt Expense.     Bad debt expense was $1.9 million for the three months ended September 30, 2014 compared to $1.4 million for the three months ended September 30, 2013.  The increase of $0.5 million, or 30.9%, was due to increased revenue related primarily to the acquisitions of Mednet and BMS.  Bad debt expense in the base business was flat despite increased revenue due to improved collections of accounts receivable.  The bad debt expense recorded was based upon an evaluation of historical collection experience of accounts receivable by payor class, the age of the receivables, as well as specific payor circumstances.  As a percentage of total revenue, bad debt expense was 4.3% for the three months ended September 30, 2014 compared to 4.5% for the three months ended September 30, 2013.  Substantially all of the Company’s bad debt expense relates to the Patient Services segment.

Research and Development Expense.     Research and development expense was $2.0 million for the three months ended September 30, 2014 compared to $1.9 million for the three months ended September 30, 2013.  As a percent of total revenue, research and development expense was 4.6% for the three months ended September 30, 2014 compared to 6.0% for the three months ended September 30, 2013.

Integration, Restructuring and Other Charges.     During the three months ended September 30, 2014, the Company incurred $1.0 million of integration, restructuring and other charges.  Severance and employee related costs of $0.9 million are associated with activities surrounding the Company’s acquisitions.  Legal charges of $0.1 million related primarily to legal fees for patent litigation and the Civil Investigative Demand which were net of a $0.9 million reversal of a legal accrual related to the Mednet acquisition.  For the three months ended September 30, 2014, integration, restructuring and other charges were 2.4% of total revenue.

For the three months ended September 30, 2013, the Company incurred total integration, restructuring and other charges of $3.1 million.  The total costs included charges of $1.7 million primarily relating to legal fees associated with patent litigation, as well as the Civil Investigative Demand.  The remaining expenses related to internal restructuring activities including the creation of the Company’s holding company structure.  For the three months ended September 30, 2013, integration, restructuring and other charges were 9.7% of total revenues.

Interest and Other Loss, net.     Interest and other loss, net was $0.3 million for the three months ended September 30, 2014 compared to $0.1 million for the three months ended September 30, 2013.

Income Taxes.     The Company’s estimated annual effective tax rate was (1.49%) for the three months ended September 30, 2014.  For the three months ended September 30, 2013, the Company’s estimated annual effective tax rate was zero.

Net Loss.     The Company incurred a slight loss for the three months ended September 30, 2014 compared to a net loss of $3.0 million for the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 and 2013

Revenues.     Total revenues for the nine months ended September 30, 2014 were $122.9 million compared to $96.4 million for the nine months ended September 30, 2013, an increase of $26.5 million, or 27.5%.  Approximately $21.4 million of the increase resulted from the acquisitions of Mednet and BMS.  Excluding acquisitions, the remaining increase was due to increased volume in the Patient Services and Product segments which was partially offset by the previously announced price reduction from Medicare, as well as reduced rates from commercial contracts tied to Medicare.  In addition, our Research Services segment declined $1.2 million due to a higher than average third quarter last year as well as several studies that were completed earlier than expected.

Gross Profit.     Gross profit increased to $68.9 million for the nine months ended September 30, 2014 from $58.3 million for the nine months ended September 30, 2013.  The increase of $10.6 million, or 18.3%, was primarily due to the acquisitions of Mednet and BMS.  Gross profit as a percentage of revenue decreased to 56.1% for the nine months ended September 30, 2014 compared to 60.5% for the nine months ended September 30, 2013.  The decrease in the gross profit percentage was primarily related to the acquisitions, including the impact of a lower margin patient mix of approximately 310 basis points.  The Company’s gross profit percentage also declined due to the reduction in the reimbursement rates which were partially offset by the increased patient volume in the base business.

General and Administrative Expense.     General and administrative expense was $32.9 million for the nine months ended September 30, 2014 compared to $27.6 million for the nine months ended September 30, 2013.  The increase of $5.3 million, or 19.4%, was due to the additional expense associated with the Mednet and BMS acquisitions.  As a percent of total revenue, general and administrative expense was 26.8% for the nine months ended September 30, 2014 compared to 28.6% for the nine months ended September 30, 2013.

Sales and Marketing Expense.     Sales and marketing expense was $21.9 million for the nine months ended September 30, 2014 compared to $19.7 million for the nine months ended September 30, 2013.  The increase of $2.2 million, or 11.0%, was due to the additional expense associated with the Mednet and BMS acquisitions.  As a percent of total revenue, sales and marketing expense was 17.8% for the nine months ended September 30, 2014 compared to 20.5% for the nine months ended September 30, 2013.

Bad Debt Expense.     Bad debt expense was $7.0 million for the nine months ended September 30, 2014 compared to $5.9 million for the nine months ended September 30, 2013.  The increase of $1.1 million, or 19.0%, was due to increased revenue related primarily to the acquisitions of Mednet and BMS.  Bad debt expense in the base business was lower despite increased revenue due to improved collections with ongoing process improvements.  The bad debt expense recorded was based upon an evaluation of historical collection experience of accounts receivable by payor class, the age of the receivables, as well as specific payor circumstances.  As a percentage of total revenue, bad debt expense was 5.7% for the nine months ended September 30, 2014 compared to 6.1% for the nine months ended September 30, 2013.  Substantially all of the Company’s bad debt expense relates to the Patient Services segment.

Research and Development Expense.     Research and development expense was $5.7 million for the nine months ended September 30, 2014 compared to $5.4 million for the nine months ended September 30, 2013.  As a percent of total revenue, research and development expense was 4.7% for the nine months ended September 30, 2014 compared to 5.6% for the nine months ended September 30, 2013.

Integration, Restructuring and Other Charges.     During the nine months ended September 30, 2014, the Company incurred $5.0 million of integration, restructuring and other charges.  Legal charges of $2.8 million related to patent litigation, the Civil Investigative Demand and acquisition related matters which were net of a $0.9 million reversal of a legal accrual related to the Mednet acquisition.  The severance and employee related costs of $1.7 million are associated with activities surrounding the Company’s acquisitions.  For the nine months ended September 30, 2014, integration, restructuring and other charges were 4.1% of total revenue.

For the nine months ended September 30, 2013, the Company incurred integration, restructuring and other charges of $6.8 million, respectively.  The costs included other charges of $4.4 million primarily relating to legal fees associated with patent litigation, as well as the Civil Investigative Demand.  The remaining expenses related to internal restructuring activities including the creation of the Company’s holding company structure.  Integration, restructuring and other charges were 7.1% of total revenue for the nine months ended September 30, 2013.

Interest and Other Loss, net.     Interest and other loss, net was $7.2 million for the nine months ended September 30, 2014 compared to $0.2 million for the nine months ended September 30, 2013.  For the nine months ended September 30, 2014, the Company recorded a non-operating charge of $6.4 million as a potential settlement cost with the Department of Justice and $0.8 million related primarily to interest expense and financing fees.

Income Taxes.     The Company’s estimated annual effective tax rate was (1.49%) for the nine months ended September 30, 2014.  The Company recorded $2.9 million of a tax benefit for the nine months ended September 30, 2014 related to the Mednet acquisition that occurred in January 2014.  This was partially offset by $0.2 million in tax expense incurred primarily for state income tax.  For the nine months ended September 30, 2013, the Company’s estimated annual effective tax rate was zero.

Net Loss.     The Company incurred a net loss of $8.1 million for the nine months ended September 30, 2014 compared to a net loss of $7.3 million for the nine months ended September 30, 2013.

Liquidity and Capital Resources

The Company’s Annual Report on Form 10-K for the year ended December 31, 2013 includes a detailed discussion of our liquidity, contractual obligations and commitments.  The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

As of September 30, 2014, the Company’s principal source of liquidity was cash and cash equivalents of $12.2 million and net accounts receivable of $25.3 million.  The Company had working capital of $7.5 million as of September 30, 2014.

In connection with the Company’s acquisition of the Mednet entities, the Company entered into a promissory note in the principal amount of $9.8 million.  The Company used $8.6 million to repay the assumed debt for Mednet and $1.2 million to fund Mednet’s working capital needs.  As of September 30, 2014, the Company’s outstanding balance on the note was $9.5 million.

The Company used $8.0 million from its existing credit facility with Midcap Financial in connection with the purchase of the cardiac monitoring business of BMS on April 3, 2014.  As of September 30, 2014, the Company’s outstanding balance on the credit agreement was $8.0 million which provides the Company access to borrowings up to $15.0 million.

The Company had $4.6 million of cash provided by operations for the nine months ended September 30, 2014.  The Company’s ongoing operations during the nine month period resulted in a loss of $8.1 million, which included $16.0 million of non-cash items related to bad debt, depreciation, amortization, stock compensation expense and a tax benefit primarily related to the Mednet acquisition, as well as $6.4 million relating to the potential settlement cost with the Department of Justice.  These items were offset by $9.7 million of cash used primarily for working capital.

The Company used $5.7 million for the purchase of Mednet, $8.0 million for the purchase of BMS, $0.4 million for the purchase of Radcore and $10.0 million for capital purchases, primarily related to the investment in medical devices in the Patient and Research Services segments for use in its ongoing operations for the nine months ended September 30, 2014.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company’s cash balance as of September 30, 2014 was $12.2 million.  As the Company does not invest in any short-term or long-term securities, the Company believes there is no material exposure to interest rate risk.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 25, 2011, the Company received a Civil Investigative Demand (“CID”) issued by the U.S.  Department of Justice, Western District of Washington.  The CID states that it was issued as part of an investigation under the Federal False Claims Act and sought documents for the period January 1, 2007 through the date of the CID.  The CID indicates that the investigation concerns allegations that the Company may have used inappropriate diagnosis codes when submitting claims for payment to Medicare for its real-time, MCOT™ services.  During the second quarter of 2014, the Company reached an agreement in principle for a potential settlement; however, the pending settlement is subject to satisfactory negotiation and completion of a settlement agreement.  As result, the Company recorded a non-operating charge of $6.4 million in the first half of 2014.  This reserve was recorded to Interest and other loss, net in the consolidated statements of operations and is included in Accrued liabilities on the balance sheet.

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

Item 1A.  Risk Factors.

In evaluating an investment in BioTelemetry common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2013, as well as, the information contained in this Quarterly Report and other reports and registration statements filed by the Company with the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits.

EXHIBIT INDEX

Exhibit Number

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document

BioTelemetry, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOTELEMETRY, INC.

Date: October 31, 2014	By:	/s/ Heather C. Getz
Heather C. Getz, CPA
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and authorized officer of the Registrant)