Form 10-K
period 2014-12-31
BioTelemetry, Inc.
filed 2015-02-23
CIK 1574774

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $163,218,174 based on the closing sale price at which the common stock was last sold on June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter.

          As of February 18, 2015, 26,734,569 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's definitive proxy statement for its 2015 annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the Registrant's fiscal year ended December 31, 2014, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

BioTelemetry, Inc.
Annual Report on Form 10-K
For The Fiscal Year Ended December 31, 2014

Unless the context otherwise indicates or requires, the terms "we," "our," "us," "BioTelemetry," and the "Company," as used in this Annual Report on Form 10-K, refer to BioTelemetry, Inc. and its directly and indirectly owned subsidiaries, including its legal subsidiaries, CardioNet, LLC, Braemar Manufacturing, LLC, Cardiocore Lab, LLC, Mednet Healthcare Technologies, Inc., Heartcare Corporation of America, Inc., Universal Medical, Inc., and Universal Medical Laboratory, Inc. as a combined entity, except where otherwise stated or where it is clear that the terms mean only BioTelemetry, Inc. exclusive of its subsidiaries.

 CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

        This document includes certain forward looking statements within the meaning of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995 regarding, among other things, our growth prospects, the prospects for our products and our confidence in our future. These statements may be identified by words such as "expect," "anticipate," "estimate," "intend," "plan," "believe," "promises" and other words and terms of similar meaning. Examples of forward-looking statements include statements we make regarding our ability to increase demand for our products and services, to leverage our MCOTTM platform to expand into new markets, our market share, our expectations regarding revenue trends in our segments, and the achievement of cost efficiencies through process improvement and gross margin improvements. Such forward looking statements are based on current expectations and involve inherent risks and uncertainties, including important factors that could delay, divert, or change any of these expectations, and could cause actual outcomes and results to differ materially from current expectations. These factors include, among other things:

  •
  our ability to successfully integrate newly-acquired businesses, such as Mednet, BMS and Radcore, into our business;

  •
  our ability to obtain and maintain adequate protection of our intellectual property;

  •
  the effectiveness of our cost savings initiatives;

  •
  our ability to educate physicians and continue to obtain prescriptions for our products and services;

  •
  changes to insurance coverage and reimbursement levels by Medicare and commercial payors for our products and services;

  •
  our ability to attract and retain talented executive management and sales personnel;

  •
  our ability to identify acquisition candidates, acquire them on attractive terms and integrate their operations into our business;

  •
  the commercialization of new products;

  •
  our ability to obtain and maintain required regulatory approvals for our products, services and manufacturing facilities;

  •
  changes in governmental regulations and legislation;

  •
  acceptance of our new products and services;

  •
  adverse regulatory action;

  •
  interruptions or delays in telecommunications systems;

  •
  our ability to successfully resolve outstanding legal proceedings; and

  •
  the other factors that are described in Item 1A. "Risk Factors" of this Annual Report on Form 10-K.

        We undertake no obligation to publicly update any forward looking statement, whether as a result of new information, future events, or otherwise, except as may be required by law.

PART I

Item 1.    Business

Overview

        BioTelemetry, Inc. provides cardiac monitoring services, cardiac monitoring device manufacturing, and centralized cardiac core laboratory services. Since we became focused on cardiac monitoring in 1999, we have developed a proprietary integrated patient management platform that incorporates a wireless data transmission network, Food and Drug Administration ("FDA") cleared algorithms and medical devices, and 24-hour monitoring service centers.

        BioTelemetry operates under three reportable segments: (1) Patient Services, (2) Product and (3) Research Services. The Patient Services segment is focused on the diagnosis and monitoring of cardiac arrhythmias, or heart rhythm disorders. We offer cardiologists and electrophysiologists a full spectrum of solutions which provides them with a single source of cardiac monitoring services. These services range from the differentiated mobile cardiac telemetry service ("MCT"), which we market as Mobile Cardiac Outpatient TelemetryTM ("MCOT™") or External Cardiac Ambulatory Telemetry ("ECAT"), to wireless and trans telephonic event, Holter, Pacemaker and International Normalized Ratio ("INR") monitoring. The Product segment focuses on the development, manufacturing, testing and marketing of medical devices to medical companies, clinics and hospitals. The Research Services segment is engaged in central core laboratory services providing cardiac monitoring, scientific consulting and data management services for drug and medical device trials.

        As of July 31, 2013, we reorganized to create a holding company structure. CardioNet, Inc., which was previously the public company, became a wholly-owned subsidiary of a newly formed entity, BioTelemetry, Inc., a Delaware corporation, and all the outstanding shares of CardioNet, Inc. were exchanged, on an one-for-one basis, for shares of BioTelemetry, Inc. Our new holding company began trading on August 1, 2013 on The NASDAQ Global Select Market under our same symbol "BEAT".

Business Strategy

        Our goals are to solidify our position as the leading provider of outpatient cardiac monitoring services, expand our presence in the research services market and leverage our monitoring platform in new markets. The key elements of the business strategy by which we intend to achieve these goals include:

  •
  Increase Demand for Our Comprehensive Cardiac Monitoring Solutions.  We believe that we can increase demand for our comprehensive portfolio of outpatient cardiac monitoring solutions by educating cardiologists and electrophysiologists on the benefits of using mobile cardiac outpatient telemetry to meet their arrhythmia monitoring needs, stressing the increased diagnostic yield and their ability to use the clinically significant data to make timely interventions and guide more effective treatments.

  •
  Expand Our Presence in the Research Services Market.  In December 2010, we entered the core lab services business through our acquisition of Agility Centralized Research Services. We later were able to expand our presence in research services with our acquisition of Cardiocore Lab in August 2012 and our purchase of the assets of RadCore Lab in June 2014. We are focusing efforts on increasing our presence in this field, and to become a preferred global provider, as it provides us with the ability to diversify our service offerings while leveraging our expertise in cardiac monitoring.

  •
  Leverage Our Monitoring Platform to New Market Opportunities.  We believe our mobile cardiac outpatient telemetry-MCOT™ platform can be leveraged for applications in multiple markets.

    While our initial focus has been on arrhythmia diagnosis and monitoring, we intend to expand into new market areas that require outpatient or ambulatory monitoring and management.

Patient Services

        The Patient Services segment, operating as CardioNet, LLC ("CardioNet") and Heartcare Corporation of America, Inc. ("Heartcare"), is focused on the diagnosis and monitoring of cardiac arrhythmias, or heart rhythm disorders. We provide cardiologists and electrophysiologists who prefer to use a single source of cardiac monitoring services with a full spectrum of solutions, ranging from our differentiated MCT services to wireless and trans telephonic event and Holter monitoring. We also provide Pacemaker and INR monitoring.

        Our MCOT™ service incorporates a lightweight patient-worn sensor attached to electrodes that capture two-channel ECG data, measuring electrical activity of the heart, on a compact wireless handheld monitor. The monitor analyzes incoming heartbeat-by-heartbeat information from the sensor on a real-time basis by applying proprietary algorithms designed to detect arrhythmias. When the monitor detects an arrhythmic event, it automatically transmits the ECG to the Monitoring Centers in San Francisco, CA or Malvern, PA, even in the absence of symptoms noticed by the patient. At the Monitoring Centers, which operate 24 hours a day, 7 days per week, experienced certified cardiac monitoring specialists analyze the sent data, respond to urgent events and report results in the manner prescribed by the physician. The MCOT™ device employs two-way wireless communications, enabling continuous transmission of patient data to the Monitoring Centers and permitting physicians to remotely adjust monitoring parameters and request previous ECG data from the memory stored in the monitor. The MCOT™ device has the capability of storing 30 days of continuous ECG data, in contrast to a maximum of 10 minutes for a typical event monitor, and a maximum of 24 hours for a typical Holter monitor.

        In January 2014, we acquired Mednet Healthcare Technologies, Inc., Heartcare Corporation of America, Inc., Universal Medical, Inc., and Universal Medical Laboratory, Inc. (together, "Mednet"). Through the Heartcare entity, we gained access to a secondary mobile cardiac telemetry technology that is marketed as ECAT. Patients utilizing the ECAT service are monitored at our Ewing, NJ location. Heartcare also expands our market for wireless and trans telephonic event, Holter and Pacemaker monitoring.

        Our event monitoring services provide physicians with the flexibility to prescribe wireless event monitors, digital loop event monitors, memory loop event monitors and non-loop event monitors. Event data is transmitted, either through automatic transmission of event data with wireless event monitors or through telephonic transmission of stored event data with our traditional event monitors, to one of our event monitoring centers in Minnesota, Pennsylvania, California or New Jersey, where our trained cardiac technicians analyze the data, generate a report of the findings and return the results back to the physician.

        A Holter monitor stores an image of the electrical impulses of every heartbeat or irregularity in digital format on a compact flashcard. The flashcard is mailed or the data is sent electronically through a secure web transfer to one of our Holter labs in Pennsylvania or New Jersey where our trained cardiac technicians analyze the data, generate a report of the findings and return the results back to the physician.

        We market our services throughout the United States and receive reimbursement for the monitoring provided to patients from Medicare and other third-party commercial payors.

Product

        The Product segment, operating as Braemar Manufacturing, LLC ("Braemar") and Universal Medical, Inc. ("UMI"), focuses on the manufacturing, engineering and development of noninvasive cardiac monitors for leading healthcare companies worldwide. We have been able to build successful customer relationships by providing reliable, quality products and engineering services. We offer contract manufacturing services, developing and producing devices to the specific requirements set by customers.

        Braemar and UMI currently manufacture various devices including but not limited to cardiac event monitors, digital Holter monitors and mobile cardiac telemetry monitors. Our facilities located in San Diego, CA, Eagan, MN and Ewing, NJ are responsible for research and product development under FDA guidelines. Manufacturing of devices is performed in our Eagan, MN and Ewing, NJ facilities. We believe that our manufacturing facilities will be sufficient to meet our manufacturing needs for the foreseeable future.

        We believe our manufacturing operations are in compliance with regulations mandated by the FDA. We are subject to unannounced inspections by the FDA and we successfully completed routine audits by the FDA in February 2013 in Eagan, NJ and December 2014 in Ewing, NJ with no significant findings noted or warnings issued. Our Eagan, MN, San Diego, CA and Ewing, NJ facilities are ISO 13485:2003 certified and registered with the FDA. ISO 13485 is a quality system standard used by medical companies providing design, development, manufacturing, installation and servicing, and is the basis for acquiring CE Marking for medical device product distribution in the European Union.

        Braemar and UMI currently manufacture the cardiac monitoring devices utilized by our Patient Services segment. There are a number of critical components and sub-assemblies in the devices. The vendors for these materials are qualified through stringent evaluation and testing of their performance. We implement a strict no-change policy with our contract manufacturers to ensure that no components are changed without our approval.

Research Services

        The Research Services segment, operating as Cardiocore, LLC ("Cardiocore"), is engaged in central core laboratory services that provide cardiac monitoring, imaging services, scientific consulting and data management services for drug, medical treatment and device trials. The centralized services include electrocardiography (ECG), Holter monitoring, ambulatory blood pressure monitoring (ABPM), echocardiography (ECHO), multigated acquisition scan (MUGA), a full range of imaging services, protocol development, expert reporting and statistical analysis. We also provide a full range of support services that include project coordination, setup and management, equipment rental, data transfer, processing, and analysis and 24/7 customer support and site training. Our data management systems enable complete customization for sponsors' preferred data specifications and our web service, CardioPortal™, provides access to rich data from any web browser, without client-side plug-ins.

        We entered the research services field through the acquisition of Agility Centralized Research Services in December 2010, and later expanded our presence with the acquisition of Cardiocore Lab in August 2012 and RadCore Lab in June 2014. Through these acquisitions, we gained global experience in central core laboratory services, which includes experience in Phase I-IV and Thorough QT Trials. Our primary customers are pharmaceutical companies and contract research organizations. Additionally, we operate core lab locations in Maryland, California and London, UK, which support sponsors and sites in Eastern and Western Europe, Russia and Asia-Pacific, North and South America, Africa and the Middle East.

Research and Development

        For the years ended December 31, 2014, 2013, and 2012, we spent $7.4 million, $7.3 million, and $4.7 million, respectively, on research and development expenses focused on developing new products and enhancements to our existing products. In 2013, we outsourced our hardware development to the Belgium-based nanoelectronics research center IMEC. We intend to continue to develop proof of superiority of our MCOT™ technology through clinical data. The three primary sources of clinical data that we have used to date to illustrate the clinical value of MCOT™ include: (1) a randomized 300-patient clinical study; (2) our cumulative actual monitoring experience from our databases; and (3) numerous other published studies.

        We completed a 17-center, 300-patient randomized clinical trial in March 2007 that was sponsored by us. We believe this study represents the largest randomized study comparing two noninvasive arrhythmia monitoring methods. The study was designed to evaluate patients who were suspected to have an arrhythmic cause underlying their symptoms, but who were a diagnostic challenge given that they had already had a non-diagnostic 24-hour Holter monitoring session or four hours of telemetry within 45 days prior to enrollment. Patients were randomized to either MCOT™ or to a loop event monitor for up to 30 days. Of the 300 patients who were randomized, 266 patients who completed a minimum of 25 days of monitoring were analyzed (134 patients using MCOT™ and 132 patients using loop event monitors).

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

Sales and Marketing

        We market our arrhythmia monitoring solutions and medical devices primarily to cardiologists and electrophysiologists, who are the physician specialists who most commonly diagnose and manage patients with arrhythmias. We market our research services to pharmaceutical companies, medical device companies, and contract research and academic research organizations. We market our products to physicians, hospitals and other cardiac monitoring providers. We attend trade shows and medical conferences to promote our various products and services. The trade shows and conferences we attend are related to organizations such as: the Heart Rhythm Society, American College of Cardiology (ACC), Society of Thoracic Surgeons, European Society of Cardiology, American Heart Association and the American Telemedicine Association. We also attend the Medica, DIA and Partnerships in Clinical Trials tradeshows as well as the annual Boston Atrial Fibrillation Conference. We sponsor peer-to-peer educational events and participate in targeted public relations opportunities. CardioNet is a leading member of the Remote Cardiac Service Provider Group. In addition, Cardiocore is a founding member and the first cardiac core lab to join the Cardiac Safety Research Consortium ("CSRC"). Through the CSRC, we are able to network with representatives of major pharmaceutical companies, as well as discuss key cardiac safety issues during the drug development process.

Patient Services Reimbursement

        In the Patient Services segment, services are billed to government and commercial payors using specific codes describing the services. Those codes are part of the Commercial Procedural Terminology

("CPT") coding system which was established by the American Medical Association ("AMA") to describe services provided by physicians and other suppliers. Physicians select the code that best describes the medical services being prescribed. In addition to receiving reimbursement from Medicare at rates that are set nationally and adjusted for certain regional indices, we enter into contracts with commercial payors to receive reimbursement at specified rates for our technical services. Such contracts typically provide for an initial term of between one and three years and provide for automatic renewal thereafter. Either party can typically terminate these contracts by providing between 60 and 120 days prior notice to the other party at any time following the end of the initial term of the agreement. The contracts provide for an agreed upon reimbursement rate, which in some instances is tied to the rate of reimbursement we receive from Medicare. Pursuant to these contracts, we generally agree to indemnify our commercial payors for damages arising in connection with the performance of our obligations under these agreements.

        In addition to receiving reimbursement from government and commercial payors, we have direct arrangements with physicians who may purchase our monitoring services and then submit claims for these services directly to commercial and government payors. In some cases, patients may pay for their service out-of-pocket.

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

  •
  quality of our algorithms used to detect symptoms;

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

        Our Product division competes directly with other original equipment manufacturers. We believe that we compete favorably based on our suite of quality products and innovative solutions, our superior customer service and our extensive industry experience.

        Our Research Services business competes directly with other cardiac core labs as well as contract research organizations that offer core lab services. We believe that we compete favorably based on our comprehensive cardiac service offering, the scale of our operation and our ability to support the entire life cycle of new drug development.

  Intellectual Property

        We rely on a combination of intellectual property laws, nondisclosure agreements and other measures to protect our proprietary rights.

        Patents.    As of December 31, 2014, we had 30 issued United States patents, of which 3 are United States design patents. We also had 80 issued foreign patents, bringing our total number of issued patents world-wide to 110. As part of our overall global intellectual property strategy, we had approximately 41 patent applications currently on file worldwide. We filed these patent applications in the United States, Europe, Canada, China, Korea, Japan and Australia. Our issued United States patents expire between 2017 and 2032.

        Trademarks and Copyrights.    As of December 31, 2014, we had 10 trademark registrations, 8 pending trademark applications in the United States and 1 pending trademark application in Europe for a variety of word marks and slogans. Our trademarks are an integral part of our business and include, among others, the registered trademark CardioNet®, and the unregistered trademarks Mobile Cardiac Outpatient Telemetry™, MCOT™, and CardioPortal™. We also had a significant amount of copyright-protected materials, including among other things, software textual material.

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

        U.S. Food and Drug Administration.    The medical devices that we use to provide patient monitoring services are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act. The basic regulatory requirements that manufacturers of medical devices distributed in the U.S. must comply with are Premarket Notification 510(k), unless exempt, or Premarket Approval ("PMA"); establishment registration; medical device listing; quality system regulation; labeling requirements; and medical device reporting.

        The algorithms we use in the MCT service maintain FDA 510(k) clearance as a Class II device ("510(k) clearance"). On October 28, 2003, the FDA issued a guidance document entitled: "Class II Special Controls Guidance Document: Arrhythmia Detector and Alarm." In addition to conforming to the general requirements of the Federal Food, Drug, and Cosmetic Act, including the Premarket Notification requirements described above, all of our 510(k) submissions address the specific issues covered in this special controls guidance document.

        Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include certain sanctions, such as fines, injunctions and civil penalties; recall or seizure of our devices and intellectual property; operating restrictions; partial suspension or total shutdown of production; withdrawal of 510(k) clearance of new components or algorithms; withdrawal of 510(k) clearance already granted to one or more of our existing components or algorithms; and criminal prosecution.

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

        As a result of the passage of the Affordable Care Act, manufacturers of certain medical devices are subject to an excise tax, applicable to sales of taxable medical devices beginning January 1, 2013. Several devices that are manufactured by our Product segment are subject to these taxes. The tax equals 2.3% of the sale price of the applicable medical device. As a manufacturer, we are responsible for remitting these taxes to the federal government.

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

        Our facilities in Pennsylvania, California, New Jersey and Minnesota are enrolled in Medicare as Independent Diagnostic Testing Facilities ("IDTFs"), which is defined by CMS as an entity independent of a hospital or physician's office in which diagnostic tests are performed by licensed or certified non-physician personnel under appropriate physician supervision. Medicare has set very detailed performance standards that every IDTF must meet in order to obtain or maintain its billing privileges, including requirements to, among other things, operate in compliance with all applicable federal and state licensure and regulatory requirements for the health and safety of patients; maintain a physical facility on an appropriate site meeting specific criteria; have a comprehensive liability insurance policy of at least $0.3 million per location; disclose certain ownership information; have its testing equipment calibrated and maintained in accordance with specific standards; have technical staff on duty with the appropriate credentials to perform tests; and permit on-site inspections. These requirements are subject to change. We believe that our facilities are in compliance with the IDTF standards.

        Environmental Regulation.    We use materials and products regulated under environmental laws, primarily in the manufacturing and sterilization processes. While it is difficult to quantify, we believe the ongoing cost of compliance with environmental protection laws and regulations will not have a material impact on our business, financial position or results of operations.

Supply Chain Diligence and Transparency

        Section 1502 of the Dodd Frank Wall Street Reform and Consumer Protection Act was adopted to further the humanitarian goal of ending the violent conflict and human rights abuses in the Democratic Republic of the Congo and adjoining countries (DRC). This conflict has been partially financed by the exploitation and trade of tantalum, tin, tungsten, and gold (so called "conflict minerals") that originate from mines or smelters in the region. SEC rules adopted in August 2012 under Section 1502 require reporting companies to disclose annually on Form SD whether any such minerals that are necessary to the functionality or production of products they manufactured, or for which they contracted the manufacture, during the prior calendar year did, in fact, originate in the DRC and, if so, if the related revenues were used to support the conflict and/or abuses.

        Some of the products manufactured by Braemar and UMI may contain tantalum, tin, tungsten and/or gold. Consequently, in compliance with SEC rules, we have adopted a policy on conflict minerals, which can be found on our website, and have implemented a supply chain due diligence and risk mitigation process with reference to the Organization for Economic Cooperation and Development (OECD) guidance approved by the SEC to assess and report annually whether our products are "conflict free."

        We support efforts to end the violence and human rights abuses in the mining of certain minerals in the DRC. We expect our suppliers to comply with the OECD guidance and industry standards and to ensure that their supply chain conforms to our policy and the OECD guidance. We will mitigate identified risks by working directly with our suppliers; however, we may need to alter our sources of supply or modify our product design if circumstances require. We may incur certain costs in order to comply with these disclosure requirements, including for due diligence to determine the source of the subject minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. In addition, these rules could adversely affect the sourcing, supply and pricing of materials used in our products throughout the supply chain beyond our control, whether or not the subject minerals are "conflict free."

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

Employees

        As of December 31, 2014, we employed 922 employees. None of our employees are represented by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

        We have incurred net losses from our inception. For the years ended December 31, 2014 and 2013, we realized net losses of $9.8 million and $7.3 million, respectively. As of December 31, 2014, we had a total accumulated deficit of approximately $203.6 million. Although we have initiated plans to reduce our operating losses and achieve profitability, we may continue to incur losses if we are not able to execute our plans. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Reimbursement by Medicare is highly regulated and subject to change and our failure to comply with applicable regulations could decrease our revenue, subject us to penalties or adversely affect our results of operations.

        The Medicare program is administered by CMS, which imposes extensive and detailed requirements on medical services providers, including, but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims, how we operate our monitoring facilities and how and where we provide our arrhythmia monitoring solutions. Our failure to comply with applicable Medicare rules could result in the discontinuation of our reimbursement under the Medicare payment program, a requirement to return funds already paid to us, civil monetary penalties, criminal penalties and/or exclusion from the Medicare program.

Changes in the reimbursement rate that commercial payors and Medicare will pay for our services could adversely affect our revenue.

        We receive reimbursement for our services from commercial payors and from Medicare administrative contractors with jurisdiction in the state where the services are performed. In addition, our prescribing physicians receive reimbursement for professional interpretation of the information provided by our products and services from commercial payors or Medicare. Average commercial reimbursement rates have declined from 2009 to 2014. Over time, we expect that commercial payors may transition from commercial pricing to the CMS national rate, which is lower than those rates historically paid by commercial payors. Furthermore, when commercial payors combine their operations, the combined company may elect to reimburse for our products and services at the lowest rate paid by any of the participants in the consolidation. If one of the payors participating in the consolidation does not reimburse for one of our products or services, the combined company may elect not to reimburse for such product or service. In addition, CMS may reduce the reimbursement rate for our services, as it has in the past. A decrease in the reimbursement rates would adversely affect our financial results.

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

        Our success is dependent, in part, upon our ability to avoid infringing the patents or proprietary rights of others. Our industry and the electronics field are characterized by a large number of patents, patent filings and frequent litigation based on allegations of patent infringement. Competitors may have filed applications for, or have been issued, patents and may obtain additional patents and proprietary rights related to devices, services or processes that we use to compete. We may not be aware of all of the patents or patent applications potentially adverse to our interests that may have been filed or issued to others.

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

        If we are found to infringe on the patent or intellectual property rights of others, we may be required to pay damages, stop the infringing activity or obtain licenses or rights to the patents or other intellectual property in order to use, manufacture, market or sell our products and services. Any required license may not be available to us on acceptable terms, or at all. If we succeed in obtaining such licenses, payments under such licenses would reduce any earnings from our products. In addition, licenses may be non-exclusive and, accordingly, our competitors may have access to the same technology as that which may be licensed to us. If we fail to obtain a required license or are unable to alter the design of our product candidates to make a license unnecessary, we may be unable to manufacture, use, market or sell our products and services, which could significantly affect our ability to achieve, sustain or grow our commercial business.

If we are unable to successfully integrate recently acquired companies and technology, we may not realize the benefits anticipated and our future growth may be adversely affected.

        In the past two years, we have grown through acquisitions of companies and technology, including our acquisitions of Mednet Healthcare Technologies, Inc. in February 2014, the cardiac monitoring division of Biomedical Systems in April 2014 and the assets of RadCore Lab in June 2014. Acquisitions involve risks associated with our assumption of the liabilities of an acquired company, which may be liabilities that we were or are unaware of at the time of the acquisition, potential write-offs of acquired assets and potential loss of the acquired company's key employees or customers. Physician, patient and customer satisfaction or performance problems with an acquired business, technology, service or device could also have a material adverse effect on our reputation. Additionally, potential disputes with the seller of an acquired business or its employees, suppliers or customers and amortization expenses related to intangible assets could adversely affect our business, operating results and financial condition. If we fail to properly evaluate and execute acquisitions, our business may be disrupted and our operating results and prospects may be harmed.

        Furthermore, integrating acquired companies or new technologies into our business may prove more difficult than we anticipate. We may encounter difficulties in successfully integrating our operations, technologies, services and personnel with that of the acquired company, and our financial and management resources may be diverted from our existing operations. Offices in multiple states create a strain on our ability to effectively manage our operations and key personnel. If we elect to consolidate our facilities, we may lose key personnel unwilling to relocate to the consolidated facility, may have difficulty hiring appropriate personnel at the consolidated facility and may have difficulty providing continuity of service through the consolidation.

The success of our business is partially dependent on our ability to raise capital, and failure to raise the necessary capital may adversely affect our results of operations, financial condition and stock price.

        We believe that our existing cash and cash equivalents, together with our revolving credit facility with The General Electric Capital Corporation ("GE Capital"), will be sufficient to meet our anticipated cash requirements for the foreseeable future. However, our future funding requirements will depend on many factors, including:

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

  •
  the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights or defending against claims of infringement by others; and

  •
  actions taken by the FDA, CMS and other regulatory authorities affecting cardiac monitoring devices and competitive products.

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

We have outstanding debt, and may incur other debt in the future, which could adversely affect our financial condition, liquidity and results of operations.

        As of December 31, 2014, we had an outstanding credit facility with The General Electric Capital Corporation ("GE Capital"). We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, future acquisitions or expansion of our business.

        Our incurrence of this debt, and any increases in our levels of debt, may adversely affect our operating results and financial condition by, among other things:

  •
  requiring a portion of our cash flow from operations to make payments on this debt;

  •
  limiting our flexibility in planning for, or reacting to, changes in our business and the industry.

        Our current credit facility imposes restrictions on us, including restrictions on our ability to create liens on our assets, incur additional indebtedness, make acquisitions or dispose of assets, and also requires us to maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control. If we breach any of the covenants and do not obtain a waiver from our lender, then, subject to applicable cure periods, our outstanding indebtedness could be declared immediately due and payable.

Our business depends on our ability to attract and retain talented employees.

        Our business is based on successfully attracting and retaining talented employees. The market for highly skilled workers and leaders in our industry is extremely competitive. If we are less successful in our recruiting efforts, or if we are unable to retain key employees, our ability to develop and deliver successful products and services may be adversely affected.

Our Patient Services segment is dependent upon physicians prescribing our services and failure to obtain those prescriptions may adversely affect our revenue.

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

  •
  our ability to continue to establish ourselves as a comprehensive arrhythmia monitoring services provider;

  •
  our ability to educate physicians regarding the benefits of our proprietary services over alternative diagnostic monitoring solutions; and

  •
  the clinical efficacy of our devices.

        If we are unable to educate physicians regarding the benefits of our products and obtain sufficient prescriptions for our services, revenue from the provision of our arrhythmia monitoring solutions could potentially decrease.

Audits or denials of our claims by government agencies and private payors could reduce our revenues and have an adverse effect on our results of operations.

        As part of our business operations, we submit claims on behalf of patients directly to, and receive payments from, Medicare, Medicaid, and other third-party payors. We are subject to extensive government regulation, including requirements for submitting reimbursement claims under appropriate codes and maintaining certain documentation to support our claims. Medicare contractors and Medicaid agencies periodically conduct pre- and post-payment reviews and other audits of claims and are under increasing pressure to more closely scrutinize health care claims and supporting documentation. We have been and are currently subject to pre- and post-payment reviews as well as audits of claims under CMS' Recovery Audit Program and may experience such reviews and audits of claims in the future. Such reviews and similar audits of our claims could result in material delays in payment, as well as material recoupments or denials, which would reduce our net sales and profitability, or result in our exclusion from participation in the Medicare or Medicaid programs. We are also subject to similar review and audits from private payors, which may also result in material delays in payment and material recoupments and denials. In addition, state agencies may conduct investigations or submit requests for information relating to claims data submitted to private payors. For example, in the second quarter 2014, the New Jersey Department of Banking and Insurance Bureau of Fraud Deterrence requested claims data that the Mednet entities submitted to private payors. We have responded to requests for information from the State of New Jersey and continue to cooperate regarding this inquiry.

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

        If commercial payors decide not to reimburse our services or the related services provided by physicians, or the rates of such reimbursement change, or if we fail to properly administer claims, our revenue could fail to grow and could decrease.

We have a concentrated number of payors and losing one of them would reduce our sales and adversely affect our business and operating results.

        A small number of payors and Medicare represent a significant percentage of our revenue. For the year ended December 31, 2014, our top 10 payors by revenue accounted for approximately 66% of our Patient Services revenue, of which 40% is Medicare. Our agreements with commercial payors typically allow either party to the contract to terminate the contract by providing between 60 and 120 days prior written notice to the other party at any time following the end of the initial term of the contract. Our commercial payors may elect to terminate or not to renew their contracts with us for any reason and, in some instances can unilaterally change the reimbursement rates they pay. In the event any of our key commercial payors terminate their agreements with us, elect not to renew or enter into new agreements with us upon expiration of their current agreements, or do not renew or establish new agreements on terms as favorable as are currently contracted, our business, operating results and prospects would be adversely affected.

We have a concentration of risk related to the accounts receivable from one customer and failure to fully collect outstanding balances from this customer, or a combination of other customers, may adversely affect our results of operations.

        As of December 31, 2014, we have balances owed to us from one customer, Medicare, representing approximately 16% of our total net accounts receivable. We maintain an allowance for doubtful accounts based on the collections history and aging of outstanding receivables, as well as for any specific instances we become aware of that may preclude us from reasonably assuring collection on outstanding balances. Determining the allowance for doubtful accounts is judgmental in nature and often involves the use of significant estimates. A determination that requires a change in our estimates could have a materially adverse effect on our financial condition and operating results.

If we do not have enough equipment or experience delays in manufacturing, we may be unable to fill prescriptions in a timely manner, physicians may elect not to prescribe our services, and our revenue and growth prospects may be harmed.

        When a physician prescribes cardiac monitoring to a patient, our customer service department begins the patient set-up process. While our goal is to provide each patient with the appropriate device in a timely manner, we have experienced, and may in the future experience, delays due to the availability of devices, primarily when converting to a new generation of device or in connection with the increase in prescriptions following potential acquisitions of other companies.

        We may also experience shortages of devices due to manufacturing difficulties. Multiple suppliers provide the components used in our devices, but our Minnesota and New Jersey facilities are registered and approved by the FDA as the manufacturer of record of our devices. Our manufacturing operations could be disrupted by fire, earthquake or other natural disaster, a labor-related disruption, failure in supply or other logistical channels, electrical outages or other reasons. If there were a disruption to our facilities in Minnesota or New Jersey, we would be unable to manufacture devices until we have restored and re-qualified our manufacturing capability or developed alternative manufacturing facilities.

        Our success in obtaining future prescriptions from physicians is dependent upon our ability to promptly deliver devices to our patients, and a failure in this regard would have an adverse effect on our revenue and growth prospects.

Interruptions or delays in telecommunications systems could impair the delivery of our MCT and wireless event services.

        The success of our MCT and wireless event services is dependent upon our ability to transmit and process data. Our MCT and wireless event devices rely on third party wireless carriers to transmit data over their data networks. We are dependent upon these third party wireless carriers to provide data transmission services to us through our various agreements. If we fail to maintain these relationships, or if we lose wireless carrier services, we would be forced to seek alternative providers of data transmission services, which might not be available on commercially reasonable terms or at all.

        As we expand our commercial activities, an increased burden will be placed upon our data processing systems and the equipment upon which they rely. Interruptions of our data networks, or the data networks of our wireless carriers for any extended length of time, loss of stored data or other computer problems could have a material adverse effect on our business and operating results. Frequent or persistent interruptions in our arrhythmia monitoring services could cause permanent harm to our reputation and could cause current or potential users of our remote monitoring services or prescribing physicians to believe that our systems are unreliable, leading them to switch to our competitors. Such interruptions could result in liability, claims and litigation against us for damages or injuries resulting from the disruption in service.

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

We rely on network and information systems and other technologies, as well as key properties, and a disruption, cyber-attack, failure or destruction of such networks, systems, technologies or properties may disrupt our businesses.

        Network and information systems and other technologies are critical to our business activities. Network and information systems-related events, such as computer hackings, cyber-attacks, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing, or power outages, natural disasters, terrorist attacks or other similar events, could result in a degradation or disruption of our services, excessive call volume to call centers or damage to our properties, equipment and data. These events also could result in large expenditures to repair or replace the damaged properties, networks or information systems or to protect them from similar events in the future. Further, any security breaches, such as misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in our information technology systems, including customer, personnel and vendor data, could damage our reputation and require us to expend significant capital and other resources to remedy any such security breach. We may provide certain confidential, proprietary and personal information to third parties in connection with our businesses, and while we obtain assurances that these third parties will protect this information, there is a risk that this information may be compromised. Moreover, the amount and scope of insurance we maintain against losses resulting from any such events or security breaches may not be sufficient to cover our losses or otherwise adequately compensate us for any disruptions to our businesses that may result, and the occurrence of any such events or security breaches could have a material adverse effect on our businesses.

Violation of federal and state laws regarding privacy and security of patient information may adversely affect our business, financial condition or operations.

        The use and disclosure of certain health care information by health care providers and their business associates have come under increased public scrutiny. Federal standards under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, establish rules concerning how individually-identifiable health information may be used, disclosed and protected. Historically, state law had governed confidentiality issues, and HIPAA preserves these laws to the extent they are more protective of a patient's privacy or provide the patient with more access to his or her health information. Additionally, the more recent Health Information Technology for Economic and Clinical Health ("HITECH") Act and associated changes to HIPAA impose additional requirements relating to the privacy, security and transmission of individually identifiable health information. We must operate our business in a manner that complies with all applicable laws, both federal and state, and that does not jeopardize the ability of our customers to comply with all applicable laws. We believe that our operations are consistent with these legal standards. Nevertheless, these laws and regulations present risks for health care providers and their business associates that provide services to patients in multiple states. Because some of these laws and regulations are recent, and few have been interpreted by government regulators or courts, we may need to adjust our interpretations of these laws and regulations over time. If a challenge to our activities is successful, it could have an adverse effect on our operations, may require us to forego relationships with customers in certain states and may restrict the territory available to us to expand our business. In addition, even if our interpretations of HIPAA and other federal and state laws and regulations are correct, we could be held liable for unauthorized uses or disclosures of patient information as a result of inadequate systems and controls to protect this information or as a result of the theft of information by unauthorized computer programmers who penetrate our network security.

        Violation of these laws against us could have a material adverse effect on our business, financial condition and results of operations. For example, we experienced the theft of two unencrypted laptop computers and, as a result, were required to provide notices under the HIPAA Breach Notification Rule. Although we have been in compliance with our obligations stemming from these incidents, there has yet to be an outcome to the ongoing investigation into the thefts by the United States Department of Health and Human Services' Office for Civil Rights. We are unable to predict what action, if any, might be taken in the future by the Office for Civil Rights or other governmental authorities as a result of this investigation or what impact, if any, the outcome of this matter might have on our results of operations.

Our operations and the operations of our physicians and patients are subject to regulation aimed at preventing health care fraud and abuse and, if we are unable to fully comply with such laws, we could face substantial penalties.

        Our operations may be directly or indirectly affected by various broad state and federal health care fraud and abuse laws, including the Federal Healthcare Programs' Anti-Kickback Statute and the Federal False Claims Act. For some of our services, we directly bill physicians, who, in turn, bill payors. Although we believe such payments are proper and in compliance with laws and regulations, we may be subject to claims asserting that we have violated these laws and regulations. If our past or present operations are found to be in violation of these laws, we or our officers may be subject to civil or criminal penalties, including large monetary penalties, damages, fines, imprisonment and exclusion from Medicare and Medicaid program participation. Furthermore, if we knowingly "cause" the filing of false claims for reimbursement with government programs such as Medicare and Medicaid, we may be subject to substantial civil penalties, including treble damages. For example, in 2011, we received a Civil Investigative Demand ("CID") issued by the U.S. Department of Justice, Western District of Washington. The CID stated that it was issued as part of an investigation under the Federal False Claims Act and sought documents for the period January 1, 2007 through the date of the CID. During the second quarter of 2014, the Company reached an agreement in principle for a potential settlement; however, the pending settlement is subject to satisfactory negotiation and completion of a settlement agreement.

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

The operation of our monitoring facilities is subject to rules and regulations governing IDTFs and state licensure requirements; failure to comply with these rules could prevent us from receiving reimbursement from Medicare and some commercial payors.

        We have monitoring facilities in Pennsylvania, Minnesota, New Jersey and California that analyze the data obtained from arrhythmia monitors and report the results to physicians. In order for us to receive reimbursement from Medicare and some commercial payors, we must our monitoring centers certified as IDTFs. Certification as an IDTF requires that we follow strict regulations governing how the center operates, such as requirements regarding the experience and certifications of the technicians who review data transmitted from our monitors. These rules and regulations vary from location to location and are subject to change. If they change, we may have to change the operating procedures at our monitoring facilities, which could increase our costs significantly. If we fail to obtain and maintain IDTF certification, our services may no longer be reimbursed by Medicare and some commercial payors, which could have a material adverse impact on our business.

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

        Section 6002 of the Affordable Care Act requires certain medical device manufacturers that produce devices covered by the Medicare and state Medicaid programs to report annually to the government certain payments to physicians and teaching hospitals. If we fail to appropriately track and report such payments to the government, we could be subject to civil fines and penalties, which could adversely affect the results of our operations.

The FDA may recommend a different approach to measuring the cardiac impact and safety of drugs as part of the approval process. Such changes could make the systems and processes of our research subsidiary obsolete and adversely affect revenue and profitability.

        The FDA has provided guidance reinforcing the need for cardiac safety testing of all compounds entering the blood stream as part of the approval process. The requirements vary based on the type and history of compound. This testing is accomplished by different methods, including Cardiac imaging such as MUGA scan and echocardiography, and electrocardiographic (ECG) analysis including measuring the QT/QTc interval for prolongation. We function as an ECG core lab and have developed proprietary systems and processes to receive Cardiac imaging studies and ECGs for analysis. It is possible that, in the future, the FDA may recommend a different approach for evaluating cardiac impact and safety of compounds which may diminish the need for an ECG core lab. This would considerably reduce the value of our existing systems and processes and would substantially decrease our revenues and profitability.

If we or our suppliers fail to achieve or maintain regulatory approval of manufacturing facilities, our growth could be limited and our business could be harmed.

        We currently assemble and manufacture our devices in our Eagan, MN and Ewing, NJ facilities. We do purchase INR monitoring devices from third parties. In order to maintain compliance with FDA and other regulatory requirements, our manufacturing facilities must be periodically re-evaluated and qualified under a quality system to ensure they meet production and quality standards. Suppliers of components and products used to manufacture MCT, event, Holter and Pacemaker devices, and the manufacturers of the monitors used in INR services must also comply with FDA regulatory requirements, which often require significant resources and subject us and our suppliers to potential regulatory inspections and stoppages. If we or our suppliers do not maintain regulatory approval for our manufacturing operations, our business could be adversely affected.

Our dependence on a limited number of suppliers may prevent us from delivering our devices on a timely basis.

        We currently rely on a limited number of suppliers of components for the devices that we manufacture. If these suppliers became unable to provide components in the volumes needed or at an acceptable price, we would have to identify and qualify acceptable replacements from alternative sources of supply. The process of qualifying suppliers is lengthy. Delays or interruptions in the supply of our requirements could limit or stop our ability to provide sufficient quantities of devices on a timely basis, meet demand for our services, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to medical device taxes that impose additional taxes on our services.

        Effective January 1, 2013, as a result of the passage of the Affordable Care Act, manufacturers of certain medical devices are subject to an excise tax on the sale of the devices. Several devices that are manufactured by our Product segment are devices that are subject to this tax. The tax is 2.3% of the sale price of the applicable medical device. As the manufacturer, we are responsible for remitting these taxes to the Federal Government. If taxes are not collected from customers in an amount equal to the taxes owed, or the taxes are not remitted in a timely matter, we may be subject to penalties and fees that could adversely affect our business. Furthermore, if we are forced to raise our prices as a result of the tax, then customers may stop or purchase fewer of our products, hurting our revenue and results of operations.

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

        The devices that we manufacture are classified as medical devices and are subject to extensive regulation by the FDA. Further, we maintain establishment registration with the FDA as a distributor of medical devices. FDA regulations govern manufacturing, labeling, promotion, distribution, importing, exporting, shipping and sale of these devices. Our devices and our arrhythmia detection algorithms have 510(k) clearance status from the FDA. Modifications to our devices or our algorithms that could significantly affect safety or effectiveness, or that could constitute a significant change in intended use, would require a new clearance from the FDA. If in the future we make changes to our devices or our algorithms, the FDA could determine that such modifications require new FDA clearance, and we may not be able to obtain such FDA clearances timely, or at all.

        We are subject to continuing regulation by the FDA, including quality regulations applicable to the manufacture of our devices and various reporting regulations, as well as regulations that govern the promotion and advertising of medical devices. The FDA could find that we have failed to comply with one of these requirements, which could result in a wide variety of enforcement actions, ranging from a warning letter to one or more severe sanctions. These sanctions could include fines, injunctions and civil penalties; recall or seizure of devices; operating restrictions, partial suspension or total shutdown of production; refusal to grant 510(k) clearance of new components or algorithms; withdrawing 510(k) clearance already granted to one or more of our existing components or algorithms; and criminal prosecution. Any of these enforcement actions could be costly and significantly harm our business, financial condition and results of operations.

New regulations related to conflict minerals may adversely impact our business.

        The Dodd Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo and adjoining countries ("DRC"). Due to the materials used in certain of the products manufactured by our subsidiaries, Braemar and UMI, we must comply with annual disclosure and reporting rules adopted by the SEC by assessing whether the subject minerals contained in Braemar and UMI's products originated in the DRC. Our supply chain is complex since we do not source our minerals directly from the original mine or smelter. Consequently, we incur costs in complying with these disclosure requirements, including for due diligence to determine the source of the subject minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The rules may adversely affect the sourcing, supply and pricing of materials used in our products throughout the supply chain beyond our control, whether or not the subject minerals are "conflict free." Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all subject minerals used in our products through our diligence process.

If our clients discontinue using our services or cancel research projects, revenue may be adversely affected and we may not receive future business from these clients.

        Clients may cease using our services or may prematurely cancel research projects. The cancellation or delay of a large contract or multiple contracts could have an adverse material effect on our revenue and profitability. The loss of clients or individual contracts could have an adverse effect if we are unable to attract new clients or unable to replace projects. Historically, clients have cancelled or discontinued projects and may in the future cancel their contracts for various reasons including:

  •
  unexpected or undesired clinical results of the product;

  •
  a decision that a particular study is no longer necessary or needed;

  •
  insufficient patient enrollment or poor project performance; and

  •
  production problems resulting in shortages of the drugs.

We are reliant on the outsourcing of clinical research by pharmaceutical, clinical research and biotechnology companies.

        We are reliant on the ability and willingness of pharmaceutical, clinical research and biotechnology companies to continue to spend on clinical research to outsource the types of research services that we provide. As such, we are impacted and subject to risks, uncertainties and trends that affect companies in these industries. Any downturn in these industries or reduction in spending or outsourcing could adversely affect our business.

Future sales of our common stock may depress our stock price.

        Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2014, we had 26,693,248 outstanding shares of vested common stock. In addition, we have 4,115,486 options and restricted stock units ("RSUs") outstanding to purchase shares of our common stock that will become exercisable over the next four years. If exercised, these options and RSUs would result in additional shares becoming available for sale.

Anti-takeover provisions in our charter documents and Delaware law might deter acquisition bids for us that our stockholders might consider favorable.

        Our amended and restated certificate of incorporation and bylaws contain provisions that may make the acquisition of our Company more difficult without the approval of our Board of Directors. These provisions:

  •
  establish a classified board of directors so that not all members of the board are elected at one time;

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

        We have deferred tax assets that include net operating loss carryforwards that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The timing and manner in which we can utilize our net operating loss carryforward and future income tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding the change in ownership of corporations. Such limitation may have an impact on the ultimate realization of our carryforwards and future tax deductions. Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize net operating losses if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change. Currently, a portion of our loss carryforwards are limited under Section 382.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        As of December 31, 2014, we lease facilities in the following locations:

  •
  47,000 square feet of space for our headquarters and Patient Services operations center in Malvern, PA, under an agreement that expires in March 2021;

  •
  28,000 square feet of space for Patient Services monitoring as well as Product manufacturing in Ewing, NJ, under an agreement that expires in December 2018;

  •
  24,000 square feet of space for Patient Services monitoring as well as Product manufacturing in Eagan, MN, under an agreement that expires in January 2017;

  •
  16,000 square feet of space for our Patient Services distribution center in Chester, PA, under an agreement that expires in December 2020;

  •
  13,000 square feet of space for Research Services in Rockville, MD under an agreement that expires in November 2018;

  •
  12,000 square feet of space dedicated to Product research and development, various IT functions, and engineering activities in San Diego, CA, under an agreement that expires in January 2015;

  •
  11,000 square feet of space for our Patient Services distribution center in Phoenix, AZ, under an agreement that expires in April 2015;

  •
  7,000 square feet of space for our Patient Services monitoring facility in San Francisco, CA, under an agreement that expires in March 2019;

  •
  5,000 square feet of space for our Patient Services customer support center in Norfolk, VA under an agreement that expires in July 2018;

  •
  4,000 square feet of space for Research Services in San Francisco, CA under an agreement that expires in October 2015; and

  •
  200 square feet of space for Research Services in London, UK under an agreement that continues on a calendar quarterly basis until terminated.

        We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Item 3.    Legal Proceedings

        From time to time, in the ordinary course of business and like others in the industry, we receive requests for information from government agencies in connection with their regulatory or investigational authority or are involved in traditional employment or business litigation. We review such requests and notices and take appropriate action.

        The final outcome of any current or future litigation or governmental or internal investigations cannot be accurately predicted, nor can we predict any resulting penalties, fines or other sanctions that may be imposed at the discretion of federal or state regulatory authorities. We record accruals for such contingencies to the extent that it concludes it is probable that a liability has been incurred and the amount of the loss can be projected.

Department of Justice Civil Investigation

        On August 25, 2011, we received a Civil Investigative Demand issued by the U.S. Department of Justice, Western District of Washington. The CID states that it was issued in the course of an investigation under the Federal False Claims Act and seeks documents for the period January 1, 2007 through the date of the CID. The CID indicates that the investigation concerns allegations that we may have used inappropriate diagnosis codes when submitting claims for payment to Medicare for our real-time, MCOT™ services. During the second quarter of 2014, the Company reached an agreement in principle for a potential settlement; however, the pending settlement is subject to satisfactory negotiation and completion of a settlement agreement. As result, the Company recorded a non-operating charge of $6,400 in the first half of 2014. This reserve was recorded to Interest and other loss, net in the Consolidated Statements of and is included in Accrued liabilities on the balance sheet.

CardioNet v. Mednet Litigation

        On May 8, 2012, CardioNet filed suit against Mednet Healthcare Technologies, Inc., MedTel 24, Inc., RhythmWatch LLC, and AMI Cardiac Monitoring, Inc., in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 2:12-CV-2517-JS) for patent infringement related to the making, use, offering for sale, and sale of the Heartrak ECAT device and monitoring services. The suit asserted that the defendants are infringing CardioNet's U.S. Patent Nos. 7,212,850, 7,907,996, 6,569,095, 7,587,237 and 7,941,207. CardioNet sought an injunction against each defendant, as well as monetary damages. The defendants asserted counterclaims alleging the patents in suit are invalid and not infringed.

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

        Simultaneously, with the entry of the consent judgment, BioTelemetry, through its CardioNet subsidiary, entered into a definitive stock purchase agreement, to purchase all of the outstanding capital stock of Mednet and its affiliated entities for consideration of $5.5 million in cash and 96,649 shares of our common stock, valued at $0.7 million at closing. In addition, as a result of the acquisition, we assumed indebtedness from the Mednet entities in the aggregate amount of $9.7 million, including interest.

        Under the terms of the Consent Judgment entered by the Court, Medtel 24 was granted a limited, non-exclusive, license for the Heartrak ECAT system for a period of one year. On the 364th day of such license, MedTel 24 filed a Motion to Set Aside the Consent Judgment and served the Company with a Demand for Arbitration. We are vigorously defending the claim and believe it to be without merit.

CardioNet v. ScottCare Litigation

        On May 8, 2012, CardioNet filed suit against The ScottCare Corporation and Ambucor Health Solutions, Inc. in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 2:12-CV-2516-PBT) for patent infringement under the same five CardioNet patents, as mentioned above in the Mednet litigation, related to the making, use, sale, and offering for sale of the ScottCare TeleSentry Mobile Cardiac Telemetry device and monitoring services. CardioNet is seeking an injunction against each defendant, as well as monetary damages. The ScottCare Corporation has asserted counterclaims alleging the patents in suit are invalid and not infringed.

        On May 10, 2013, CardioNet, Inc. and Braemar Manufacturing, LLC filed an Amended Complaint identifying Braemar as the new owner of all right, title and interest to the patents in suit with CardioNet as the exclusive licensee of these patents. Fact discovery closed on June 30, 2014, and the trial has been re-scheduled for June 8, 2015. Consistent with the accounting for contingent liabilities, no accrual has been recorded in the financial statements. We are vigorously pursuing our claims and defending against the counterclaims.

Item 4.    Mine Safety Disclosures

        Not Applicable.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

        Our common stock is traded on The NASDAQ Global Select Market under the symbol "BEAT." The following table sets forth the range of high and low sale prices of our common stock for the periods indicated:

  2014

Quarter Ended	High	Low
December 31, 2014	$10.68	$6.56
September 30, 2014	7.57	6.54
June 30, 2014	11.02	6.78
March 31, 2014	11.71	6.88

  2013

Quarter Ended	High	Low
December 31, 2013	$11.72	$7.07
September 30, 2013	10.56	5.47
June 30, 2013	6.12	2.33
March 31, 2013	2.59	2.14

As of February 18, 2015, there were 26,734,569 shares of our common stock outstanding. Also as of that date, we had approximately 65 holders of record.

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

Stock Performance Graph

        The graph below compares the total stockholder return of an investment of $100 on December 31, 2009 through December 31, 2014 for (i) our common stock (ii) The NASDAQ Health Care Index and (iii) The Russell 2000 Index. Each of the three measures of cumulative total return assumes reinvestment of dividends, if any. The stock price performance shown on the graph below is based on historical data and is not indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return
Among BioTelemetry, Inc., The NASDAQ Health Care Index
and The Russell 2000 Index

Company/Index	Base Period 12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
BioTelemetry, Inc.	$100.00	$78.79	$39.90	$38.38	$133.67	$168.86
NASDAQ Health Care Index	$100.00	$110.33	$115.31	$146.72	$230.41	$296.01
Russell 2000 Index	$100.00	$126.86	$121.56	$141.43	$196.34	$205.95

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

Item 6.    Selected Financial Data

        The selected financial data set forth below are derived from our consolidated financial statements. The Statement of Operations for the years ended December 31, 2014, 2013 and 2012, and the balance sheet data at December 31, 2014 and 2013 are derived from our audited consolidated financial statements included elsewhere in this report. The statement of operations data for the years ended December 31, 2011 and 2010 and the balance sheet data at December 2012, 2011 and 2010 are derived from our audited consolidated financial statements, which are not included herein.

        The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Item 7 of this report.

	Year ended December 31,
	2014	2013	2012	2011	2010
	in thousands, except per share data
Statement of Operations Data:
Revenues:
Patient services	$133,178	$100,386	$93,640	$106,853	$119,924
Research services	19,744	20,329	8,333	1,079	—
Product	13,656	8,786	9,521	11,090	—

Total revenues	166,578	129,501	111,494	119,022	119,924
Cost of revenues:
Patient services	54,942	35,177	36,793	42,258	47,492
Research services	10,646	11,317	3,726	571	—
Product	7,526	3,937	5,074	6,247	—

Total cost of revenues	73,114	50,431	45,593	49,076	47,492
Gross profit	93,464	79,070	65,901	69,946	72,432
Operating expenses:
General and administrative	45,131	36,569	32,644	35,011	34,657
Sales and marketing	28,805	26,275	25,604	27,821	29,338
Bad debt expense	9,347	7,787	11,912	12,080	18,578
Research and development	7,396	7,338	4,664	5,698	4,897
Integration, restructuring and other charges	7,098	7,982	4,236	4,659	4,654
Goodwill Impairment	—	—	—	45,999	—

Total operating expenses	97,777	85,951	79,060	131,268	92,124

Loss from operations	(4,313)	(6,881)	(13,159)	(61,322)	(19,692)
Other (loss) income, net	(7,793)	(223)	52	144	94

Loss before income taxes	(12,106)	(7,104)	(13,107)	(61,178)	(19,598)
(Provision) benefit for income taxes	2,313	(215)	905	(244)	(262)

Net loss	$(9,793)	$(7,319)	$(12,202)	$(61,422)	$(19,860)

Net loss per common share:
Basic and diluted	$(0.37)	$(0.29)	$(0.49)	$(2.51)	$(0.82)
Weighted average number of shares outstanding:
Basic and diluted	26,444,626	25,543,646	24,933,656	24,425,318	24,109,085

	As of December 31,
	2014	2013	2012	2011	2010
	in thousands
Balance Sheet Data:
Cash and cash equivalents	$20,007	$22,151	$18,298	$18,531	$18,705
Short-term available-for-sale investments	—	—	—	27,953	26,779
Working capital	14,150	25,215	24,932	57,177	60,634
Total assets	124,778	87,546	90,010	94,975	156,692
Total debt	24,008	—	—	—	—
Total shareholders' equity	63,676	66,829	69,998	77,997	134,928

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation

        You should read the following discussion and analysis of our financial condition and results of our operations in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors—see "Cautionary Statement Regarding Forward-Looking Statements" and Item 1A "Risk Factors." We are on a calendar year end, and except where otherwise indicated below, "2014" refers to the year ended December 31, 2014, "2013" refers to the year ended December 31, 2013 and "2012" refers to the year ended December 31, 2012.

Overview

  Company Background

        We provide cardiac monitoring services, cardiac monitoring device manufacturing, and centralized cardiac core laboratory services. We operate under three reportable segments: (1) Patient Services, (2) Product and (3) Research Services. The Patient Services segment is focused on the diagnosis and monitoring of cardiac arrhythmias, or heart rhythm disorders. We offer cardiologists and electrophysiologists with a full spectrum of solutions which provides them with a single source of cardiac monitoring services. These services range from the differentiated MCT service marketed as Mobile Cardiac Outpatient TelemetryTM ("MCOT™") or External Cardiac Ambulatory Telemetry ("ECAT"), to wireless and trans telephonic event, Holter, Pacemaker and International Normalized Ratio ("INR") monitoring. The Product segment focuses on the development, manufacturing, testing and marketing of medical devices to medical companies, clinics and hospitals. The Research Services segment is engaged in central core laboratory services providing cardiac monitoring, imaging, scientific consulting and data management services for drug and medical device trials.

        As of July 31, 2013, we reorganized to create a holding company structure. CardioNet, Inc., which was previously the public company, became a wholly-owned subsidiary of a newly formed entity, BioTelemetry, Inc., a Delaware corporation, and all the outstanding shares of CardioNet, Inc. were exchanged, on an one-for-one basis, for share of BioTelemetry, Inc. Our new holding company began trading on August 1, 2013 on The NASDAQ Global Select Market under our same symbol "BEAT."

  Recent Acquisitions

        In June 2014, we completed the acquisition of the assets of RadCore Lab, LLC ("RadCore"), an imaging core lab serving the biopharmaceutical and medical device research market. This acquisition broadens our offerings and adds new oncology, musculoskeletal and neurological imaging capabilities, supported by a state-of-the-art, cloud-based analysis platform. RadCore is included in the Research Services segment.

        In April 2014, we completed the acquisition of substantially all of the assets of Biomedical Systems Corporation's ("BMS") cardiac event monitoring, Holter monitoring and mobile telemetry monitoring services. The acquisition gave us access to internally developed Holter software and to established customer relationships and is primarily included in the Patient Services segment.

        In January 2014, we completed the acquisition of Mednet Healthcare Technologies, Inc., Heartcare Corporation of America, Inc., Universal Medical, Inc., and Universal Medical Laboratory, Inc. (together, the "Mednet entities"). Mednet provides cardiac monitoring services and is an original equipment manufacturer of cardiac monitoring devices. The acquisition gave us access to established customer relationships and is included in the Patient Services and Product segments.

        In August 2012, we completed the acquisition of Cardiocore Lab, Inc. ("Cardiocore"). Cardiocore is engaged in central core laboratory services that provide cardiac monitoring for drug and medical treatment trials. Cardiocore's primary customers are pharmaceutical companies and contract research organizations. The acquisition gave us access to industry expertise, an established operating structure and a substantial footprint in the core lab industry. Cardiocore is included in our Research Services segment.

        In February 2012, we completed the acquisition of ECG Scanning & Medical Services, Inc. ("ECG Scanning"). ECG Scanning was engaged in providing cardiac monitoring services to general practitioners, internal medicine specialists, cardiologists and hospital cardiac care departments. The acquisition gave us access to established customer relationships. ECG Scanning is included in our Patient Services segment.

  Reimbursement—Patient Services

        We are dependent on reimbursement for our patient services by government and commercial insurance payors. Medicare reimbursement rates for our MCT, event, Holter, Pacemaker and INR monitoring services have been established nationally by the Centers for Medicare and Medicaid Services ("CMS") and fluctuate periodically based on the annually published CMS rate table.

        In addition to government reimbursement through Medicare, we have successfully secured contracts with most national and regional commercial payors for our monitoring services.

        During 2014, CMS published a change to one of the factors used in the calculation for reimbursement for remote cardiac monitoring services effective January 1, 2015. As a result, we expect an approximate 2.5% increase in our Medicare MCT reimbursement for 2015. Commercial reimbursement pricing for our services has declined over the past three years. Commercial pricing is affected by numerous factors, including the current Medicare reimbursement rates, competitive pressures, and our ability to successfully negotiate favorable terms in our agreements and the perceived value and effectiveness of our services. We expect continued pricing pressure on the rates we are able to obtain with our commercial payors.

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

  Revenue Recognition

  Patient Services

        Patient Services revenue includes revenue from MCT, wireless and trans telephonic event, Holter, Pacemaker and INR monitoring services. We receive a significant portion of our revenue from third party commercial insurance organizations and governmental entities. We also receive reimbursement directly from patients through co-pays and self-pay arrangements. Billings for services reimbursed by contracted third party payors, including Medicare, are recorded as revenue net of contractual allowances. Adjustments to the estimated receipts, based on final settlement with the third party payors, are recorded upon settlement. If we do not have sufficient historical information regarding collectability from a given payor to support revenue recognition at the time of service, revenue is recognized when cash is received. Unearned amounts are appropriately deferred until the service has been completed. For the years ended December 31, 2014, 2013 and 2012, revenue from Medicare as a percentage of our Patient Services revenue was 40%, 45% and 44%, respectively.

  Research Services

        Research Services revenue includes revenue for project management and core laboratory services. Our Research Services revenues are provided on a fee for service basis, and revenue is recognized as the related services are performed. We also provide consulting services on a time and materials basis and this revenue is recognized as the services are performed. Our site support revenue, consisting of equipment rentals and sales along with related supplies and logistics management, are recognized at the time of sale or over the rental period. Under a typical contract, customers pay us a portion of our fee for these services upon contract execution as an upfront deposit, some of which is typically nonrefundable upon contract termination. Unearned revenues, including upfront deposits, are deferred, and then recognized as the services are performed.

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

  Accounts Receivable

        Accounts receivable related to the Patient Services segment are recorded at the time revenue is recognized, net of contractual allowances, and are presented on the balance sheet net of allowance for doubtful accounts. The ultimate collection of accounts receivable may not be known for several months after services have been provided and billed. We record an allowance for doubtful accounts based on the aging of receivables using historical company specific data. The percentages and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods and analyses, including current and historical cash collections, and the aging of receivables by payor. Because of continuing changes in the health care industry and third party reimbursement, it is possible that our estimates could change, which could have a material impact on our operations and cash flows.

        Other receivables related to the Product and Research Services segments are recorded at the time revenue is recognized, or when products are shipped or services are performed. We estimate the allowance for doubtful accounts on a specific account basis, and consider several factors in our analysis including customer specific information and the aging of the account.

        We will write-off receivables when the likelihood for collection is remote and when we believe collection efforts have been fully exhausted and we do not intend to devote additional resources in attempting to collect. We perform write-offs on a monthly basis. In the Patient Services segment, we wrote off $6.5 million and $7.8 million of receivables for the years ended December 31, 2014 and 2013, respectively. The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts. There were no material write-offs in the Product and Research Services segments. We recorded bad debt expense of $9.3 million, $7.8 and $11.9 million, respectively, for the years ended December 31, 2014, 2013 and 2012, respectively.

  Stock Based Compensation

        ASC 718, Compensation—Stock Compensation, addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. ASC 718 requires that an entity measure the cost of equity-based service awards based on the grant-date fair value of the award and recognize the cost of such awards over the period during which the employee is required to provide service in exchange for the award (the vesting period). ASC 718 requires that an entity measure the cost of liability-based service awards based on current fair value that is re-measured subsequently at each reporting date through the settlement date. We also use the provisions of ASC 505-50, Equity Based Payments to Non-Employees, to account for stock-based compensation awards issued to non-employees for services. Such awards for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASC 505-50.

        We estimate the fair value of our share-based awards to employees and directors using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the use of certain subjective assumptions. The most significant of these assumptions are the estimates of the expected volatility of the market price of our stock and the expected term of the award. We base our estimates of expected volatility on the historical volatility of our stock price. The expected term represents the period of time that stock-based awards granted are expected to be outstanding. Other assumptions used in the Black-Scholes option valuation model include the risk-free interest rate and expected dividend yield. The risk-free interest rate for periods pertaining to the contractual life of each option is based on the U.S. Treasury yield of a similar duration in effect at the time of grant. We have never paid, and do not expect to pay, dividends in the foreseeable future. The fair value of our stock-based awards was estimated at the date of grant using the following assumptions:

	Year Ended December 31,
	2014	2013	2012
Expected volatility	62.8%	60.3%	63.4%
Expected term (in years)	6.49	6.71	6.31
Weighted average risk-free interest rate	1.85%	1.34%	1.15%
Expected dividends	0.0%	0.0%	0.0%
Weighted average grant date fair value per option	$5.00	$1.90	$1.58
Weighted average grant date fair value per RSU	$8.43	$3.52	$2.82

        ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. Forfeitures are estimated based on our historical experience and distinct groups of employees that have similar historical forfeiture behavior are considered for expense recognition.

  Goodwill and Acquired Intangible Assets

        Goodwill is the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in a business combination. In accordance with ASC 350, Intangibles—Goodwill and Other, goodwill is reviewed for impairment annually, or when events arise that could indicate that impairment exists. The provisions of ASC 350 require that we perform a two-step impairment test. In the first step, we compare the fair value of our reporting units to the carrying value of the reporting units. If the carrying value of the net assets assigned to the reporting units exceeds the fair value of the reporting units, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting units' goodwill. If the carrying value of the reporting units' goodwill exceeds the implied fair value, an impairment loss equal to the difference is recorded.

        For the purpose of performing our goodwill impairment analysis, we consider our business to be comprised of three reporting units, Patient Services, Product and Research Services. We calculate the fair value of the reporting units utilizing the income and market approaches. The income approach is based on a discounted cash flow methodology that includes assumptions for, among other things, forecasted income, cash flow, growth rates, income tax rates, expected tax benefits and long-term discount rates, all of which require significant judgment. The market approach utilizes our market data. There are inherent uncertainties related to these factors and the judgment applied in the analysis. We believe that the combination of an income and a market approach provides a reasonable basis to estimate the fair value of our reporting units.

        We performed a goodwill impairment analysis for the years ended December 31, 2014, 2013 and 2012. These analyses did not indicate goodwill impairment in any of the reporting units.

Statements of Operations Overview

  Revenue

        The vast majority of our revenue is derived from cardiac monitoring services in our Patient Services segment. The amount of Patient Services revenue generated is based on the number of patients enrolled through physician prescriptions and the rates reimbursed to us by commercial payors, patients and Medicare. We expect MCT pricing to increase slightly in 2015 based on the recent reimbursement rates announced by CMS. In the longer-term, we expect MCT pricing to decline, consistent with the economic life cycle of a successful premium service, as a result of competition and the introduction of new technologies. Event, Holter, Pacemaker and INR monitoring services utilize widely accepted technologies, and we expect the price to remain relatively constant or slightly decline in the long-term.

        Other sources of revenue include revenue generated from the sale of cardiac monitoring products to third-party distributors and service providers in our Product segment. Product revenue is driven by the number of the units purchased by our customers, and the relative per unit pricing for various products. The average price per unit and volume for our Product segment has declined from historical levels as we have focused an increasing amount of our production capacity on the manufacture of devices for our Patient Services segment. We expect our Product segment revenue to remain constant or increase slightly due to the full year impact of the Mednet acquisition.

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

        Cost of revenue for the Patient Services segment includes:

  •
  salaries and benefits for personnel providing various services and customer support to physicians and patients including customer service, monitoring services, distribution services (scheduling, packaging and delivery of the devices to the patients), device repair and maintenance, and quality assurance;

  •
  cost of patient-related services provided by third-party subcontractors including device transportation to and from the patient and cellular airtime charges related to transmission of ECGs to the Monitoring Centers;

  •
  consumable supplies sent to patients along with the durable components of our devices; and

  •
  depreciation of our medical devices.

        Cost of revenue for the Product segment includes the cost of materials and labor related to the manufacture of our products and product repair services.

        Cost of revenue for the Research Services segment includes:

  •
  depreciation of our medical devices;

  •
  cost of materials and transportation related to the shipment of products and supplies;

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

        If we experience volume or selling price declines in our Product segment, or service contract pricing or volume declines in our Research Services segment, it would have an adverse effect on our gross profit margin. We expect the cost of selling products and repairs to remain relatively consistent. We expect to achieve some efficiencies in our Research Services segment cost of sales through process improvement, and expect a favorable impact on gross margins due to the leveraging of the relatively fixed cost infrastructure.

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

Results of Operations

  Years Ended December 31, 2014 and 2013

        Revenue.    Total revenue for the year ended December 31, 2014 was $166.6 million compared to $129.5 million for the year ended December 31, 2013, an increase of $37.1 million, or 28.6%. Approximately $30.1 million of the increase resulted from the acquisitions of Mednet and BMS. Excluding these acquisitions, the remaining increase was due to increased volume in the Patient Services and Product segments which was partially offset by the previously announced price reduction from Medicare, as well as reduced rates from commercial contracts tied to Medicare. These increases were partially offset by a decrease in the Research Services segment of $0.6 million.

        Gross Profit.    Gross profit increased to $93.5 million for the year ended December 31, 2014 from $79.1 million for the year ended December 31, 2013. The increase of $14.4 million, or 18.2%, was due primarily due to the acquisitions of Mednet and BMS. Gross profit as a percentage of revenue decreased to 56.1% for the year ended December 31, 2014 compared to 61.1% for the year ended December 31, 2013. The decrease in the gross profit percentage was primarily related to the acquisitions, including the impact of a lower margin patient mix of approximately 330 basis points and duplicative labor costs as we integrated the businesses. Our gross profit percentage also declined 115 basis points due to the reduction in the reimbursement rates which were partially offset by the increased patient volume in the base business as well as operational efficiencies.

        General and Administrative Expense.    General and administrative expense was $45.1 million for the year ended December 31, 2014 compared to $36.6 million for the year ended December 31, 2013. The increase of $8.5 million, or 23.4%, was due to the additional expense associated with the Mednet and BMS acquisitions, including customer service, billing and collections, information technology and other back office functions. As a percentage of total revenue, general and administrative expense was 27.1% for the year ended December 31, 2014 compared to 28.2% for the year ended December 31, 2013.

        Sales and Marketing Expense.    Sales and marketing expense was $28.8 million for the year ended December 31, 2014 compared to $26.3 million for the year ended December 31, 2013. The increase of $2.5 million, or 9.6%, was due to the additional expense associated with the Mednet and BMS acquisitions. As a percentage of total revenue, sales and marketing expense was 17.3% for the year ended December 31, 2014 compared to 20.3% for the year ended December 31, 2013.

        Bad Debt Expense.    Bad debt expense was $9.3 million for the year ended December 31, 2014 compared to $7.8 million for the year ended December 31, 2013. The increase of $1.5 million, or

20.0%, was due to increased revenue related primarily to the acquisitions of Mednet and BMS. Bad debt expense before accounting for acquisitions was lower despite increased revenue due to improved collections with ongoing process improvements. The bad debt expense recorded was based upon an evaluation of historical collection experience of accounts receivable by payor class, the age of the receivables, as well as specific payor circumstances. As a percentage of Patient Services revenue, bad debt expense was 7.0% for the year ended December 31, 2014 compared to 7.8% for the year ended December 31, 2013. Substantially all of our bad debt expense relates to the Patient Services segment. Bad debt expense in the Product and Research Services segments was minimal and is recorded on a specific account basis.

        Research and Development Expense.    Research and development expense was $7.4 million for the year ended December 31, 2014 compared to $7.3 million for the year ended December 31, 2013. As a percent of total revenue, research and development expense was 4.4% for the year ended December 31, 2014 compared to 5.7% for the year ended December 31, 2013.

        Integration, Restructuring and Other Charges.    Total integration, restructuring and other charges were $7.1 million for the year ended December 31, 2014. Legal charges of $4.7 million were related to patent litigation, the Civil Investigative Demand and acquisition related matters which were net of a $0.9 million reversal of a legal accrual related to the Mednet acquisition. The severance and employee related costs of $1.7 million are associated with activities surrounding our acquisitions. Integration, restructuring and other charges were 4.3% of total revenue for the year ended December 31, 2014.

        Total integration, restructuring and other charges were $8.0 million for the year ended December 31, 2013. The costs included other charges of $5.5 million primarily relating to legal fees associated with patent litigation, as well as the Civil Investigative Demand. The remaining expenses related to internal restructuring activities including the creation of our holding company structure. Integration, restructuring and other charges were 6.2% of total revenue for the year ended December 31, 2013.

        Other (Loss) Income.    Other loss was $7.8 million for the year ended December 31, 2014 compared to other loss of $0.2 million for the year ended December 31, 2013. For the year ended December 31, 2014, we recorded a non-operating charge of $6.4 million as a potential settlement cost with the Department of Justice and $1.4 million related primarily to debt extinguishment fees, interest expense and the amortization of deferred financing fees. For the year ended December, 31, 2013, the other loss was primarily related to financing fees for the line of credit agreement.

        Income Taxes.    Our effective tax rate was a benefit of 19.1% for the year ended December 31, 2014 and was a provision of 3.0% for the year ended December 31, 2013. We recorded $2.5 million of a tax benefit for the year ended December 31, 2014 related to the Mednet acquisition that occurred in January 2014. This was partially offset by $0.2 million in tax expense incurred primarily for state income tax.

        Net Loss.    We incurred a net loss of $9.8 million for the year ended December 31, 2014 compared to a net loss of $7.3 million for the year ended December 31, 2013.

  Years Ended December 31, 2013 and 2012

        Revenue.    Total revenue for the year ended December 31, 2013 was $129.5 million compared to $111.5 million for the year ended December 31, 2012, an increase of $18.0 million, or 16.2%. The increase was primarily related to an increase in Research Services revenue of $12.0 million related to the acquisition of Cardiocore, and an increase of $6.7 million in the Patient Services segment due to increased patient volume stemming from the success of the CardioNet Comprehensive sales campaign, the annualization of the ECG acquisition, and the impact of the United and Kaiser contracts. These increases were partially offset by a decrease in the Product segment of $0.7 million.

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

        Bad Debt Expense.    Bad debt expense was $7.8 million for the year ended December 31, 2013 compared to $11.9 million for the year ended December 31, 2012. The decrease of $4.1 million, or 34.6%, was due primarily to increased overall cash collections due to process improvements. The bad debt expense recorded was based upon an evaluation of historical collection experience of accounts receivable by payor class, the age of the receivables, as well as specific payor circumstances. As a percentage of Patient Services revenue, bad debt expense was 7.8% for the year ended December 31, 2013 compared to 12.7% for the year ended December 31, 2012. Substantially all of our bad debt expense relates to the Patient Services segment. Bad debt expense in the Product and Research Services segments was minimal and is recorded on a specific account basis.

        Research and Development Expense.    Research and development expense was $7.3 million for the year ended December 31, 2013 compared to $4.7 million for the year ended December 31, 2012. The increase of $2.6 million, or 57.3%, was due primarily to an increase of $1.6 million related to the development of our next generation device by IMEC, an increase of $0.6 million in the Research Services segment related to the acquisition of Cardiocore as well as $0.4 million of other expense. As a percent of total revenue, research and development expense was 5.7% for the year ended December 31, 2013 compared to 4.2% for the year ended December 31, 2012.

        Integration, Restructuring and Other Charges.    Total integration, restructuring and other charges were $8.0 million for the year ended December 31, 2013. The costs included other charges of $5.5 million primarily relating to legal fees associated with patent litigation, as well as the Civil Investigative Demand. The remaining expenses related to internal restructuring activities including the creation of our holding company structure. Integration, restructuring and other charges were 6.2% of total revenue for the year ended December 31, 2013.

        Total integration, restructuring and other charges were $4.2 million for the year ended December 31, 2012. The costs included other charges of $1.8 million relating to legal matters and settlement of litigation, $1.5 million of integration and restructuring charges relating to employee severances, $0.8 million of deal related costs due to the acquisition of Cardiocore and $0.1 million of other restructuring charges. Integration, restructuring and other charges were 3.8% of total revenue for the year ended December 31, 2012.

        Other (Loss) Income.    Other loss was $0.2 million for the year ended December 31, 2013 compared to other income of $0.1 million for the year ended December 31, 2012. The other loss in 2013 related primarily to financing fees for the line of credit agreement. For the year ended December, 31, 2012, we had interest income, which was primarily offset by amortization of bond premiums.

        Income Taxes.    Our effective tax rate was a provision of 3.0% for the year ended December 31, 2013 and was a benefit of 6.9% for the year ended December 31, 2012. The tax expense resulted from certain state taxes that are based on gross receipts rather than income.

        Net Loss.    We incurred a net loss of $7.3 million for the year ended December 31, 2013 compared to a net loss of $12.2 million for the year ended December 31, 2012.

  Liquidity and Capital Resources

        As of December 31, 2014, our principal source of liquidity was cash and cash equivalents of $20.0 million and net accounts receivable of $24.5 million. We had working capital of $14.2 million as of December 31, 2014.

        We had $8.8 million of cash provided by operations for the twelve months ended December 31, 2014. Our ongoing operations during this period resulted in a loss of $9.8 million, which included $24.0 million of non-cash items related to bad debt, depreciation, amortization, stock compensation expense and a tax benefit primarily related to the Mednet acquisition, as well as $6.4 million relating to the potential settlement cost with the Department of Justice. These items were offset by an increase in accounts receivable and other assets primarily due to the acquisitions in 2014.

        In addition, we used $5.7 million for the purchase of Mednet, $8.0 million for the purchase of BMS, $0.4 million for the purchase of RadCore. We also used $12.8 million of cash for capital purchases, primarily related to the investment in medical devices in the Patient and Research Services segments for use in our ongoing operations and the investment in internally developed software for the twelve months ended December 31, 2014.

        In connection with the acquisition of the Mednet entities, we entered into a promissory note with The Bancorp Bank ("Bancorp") in the principal amount of $9.8 million. We used $8.6 million to repay the assumed debt for Mednet and $1.2 million to fund Mednet's working capital needs. In addition, we used $8.0 million from our existing credit facility with Midcap Financial ("Midcap") in connection with the purchase of the cardiac monitoring business of Biomedical Systems Corporation on April 3, 2014.

        On December 30, 2014, we entered into a $25.0 million term loan and $15.0 revolving credit facility with The General Electric Capital Corporation ("GE Capital"). We used $17.4 million to repay the outstanding balances of the MidCap and Bancorp Loans. Net proceeds of $6.2 million, after debt extinguishment, financing and closing fees and interest expense of $1.4 million, will be used to fund the settlement with the Department of Justice. As of December 31, 2014, our revolving credit facility was undrawn.

Contractual Obligations and Commitments

        The following table describes our long-term contractual obligations and commitments as of December 31, 2014:

	(in thousands) Payments due by period
Contractual obligations	Total	2015	2016	2017	2018	2019	Beyond
Operating lease obligations	14,639	3,277	2,941	2,836	2,770	1,357	1,458
Capital lease obligations	868	480	287	101	—	—	—

        As of December 31, 2014, we are bound under facility leases and several office equipment leases that are included in the table above. From time to time, we may enter into contracts or purchase orders with third parties under which we may be required to make payments. Our payment obligations under certain agreements will depend on, among other things, the progress of our development programs. Therefore, we are unable at this time to estimate with certainty the potential future costs we will incur under these agreements or purchase orders.

Recent Accounting Pronouncements

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The new standard will require revenue recognized to represent the transfer of promised goods or services to customers in an amount that reflects the consideration in which we expect to receive in exchange for those goods or services. The standard also requires new, expanded disclosures regarding revenue recognition and is effective for the annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

        In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance provides specific financial statement presentation requirements of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit in those circumstances should be presented as a reduction to the deferred tax asset. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendment did not have a material impact on our results of operations, cash flows, or financial position

Off-Balance Sheet Arrangements

        As of December 31, 2014 and 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our cash and cash equivalents as of December 31, 2014 were $20.0 million. As we do not invest in any short-term or long-term securities, we have no material exposure to interest rate risk.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
BioTelemetry, Inc.

        We have audited the accompanying consolidated balance sheets of BioTelemetry, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), cash flows and shareholders' equity for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed at Item 15(a). These financial statements and schedule are the responsibility of BioTelemetry's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioTelemetry, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BioTelemetry, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 23, 2015

BIOTELEMETRY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$20,007	$22,151
Accounts receivable, net of allowance for doubtful accounts of $10,347 and $7,555 at December 31, 2014 and 2013, respectively	15,184	11,437
Other accounts receivable, net of allowance for doubtful accounts of $315 and $85 at December 31, 2014 and 2013, respectively	9,362	5,680
Inventory	2,566	2,554
Prepaid expenses and other current assets	2,352	2,433

Total current assets	49,471	44,255
Property and equipment, net	21,703	18,779
Intangible assets, net	22,720	7,312
Goodwill	29,596	16,469
Other assets	1,288	731

Total assets	$124,778	$87,546

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$13,195	$8,718
Accrued liabilities	18,460	8,190
Current portion of capital leases	480	187
Current portion of long term debt	938	—
Deferred revenue	2,248	1,945

Total current liabilities	35,321	19,040
Deferred tax liability	1,258	767
Long term portion of capital leases	388	469
Long term debt	23,070	—
Deferred rent	1,065	441

Total liabilities	61,102	20,717

Shareholders' equity
Common stock—$.001 par value as of December 31, 2014 and 2013; 200,000,000 shares authorized as of December 31, 2014 and 2013; 26,693,248 and 25,812,754 shares issued and outstanding at December 31, 2014 and 2013, respectively	27	26
Paid-in capital	267,236	260,597
Accumulated deficit	(203,587)	(193,794)

Total shareholders' equity	63,676	66,829

Total liabilities and shareholders' equity	$124,778	$87,546

See accompanying notes.

BIOTELEMETRY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Patient services	$133,178	$100,386	$93,640
Research services	19,744	20,329	8,333
Product	13,656	8,786	9,521

Total revenues	166,578	129,501	111,494
Cost of revenue:
Patient services	54,942	34,179	36,793
Research services	10,646	11,317	3,726
Product	7,526	4,935	5,074

Total cost of revenues:	73,114	50,431	45,593
Gross profit	93,464	79,070	65,901
Operating expenses:
General and administrative	45,131	36,569	32,644
Sales and marketing	28,805	26,275	25,604
Bad debt expense	9,347	7,787	11,912
Research and development	7,396	7,338	4,664
Integration, restructuring and other charges	7,098	7,982	4,236

Total operating expenses	97,777	85,951	79,060

Loss from operations	(4,313)	(6,881)	(13,159)
Other (loss) income (net)	(7,793)	(223)	52

Loss before income taxes	(12,106)	(7,104)	(13,107)

Benefit (provision) for income taxes	2,313	(215)	905

Net loss	$(9,793)	$(7,319)	$(12,202)

Net loss per common share:
Basic and diluted	$(0.37)	$(0.29)	$(0.49)

Weighted average number of common shares outstanding:
Basic and diluted	26,444,626	25,543,646	24,933,656

Other comprehensive loss:
Unrealized gains/(losses) on securities:
Unrealized holding gains/(losses) arising during the period	—	—	16

Comprehensive loss	$(9,793)	$(7,319)	$(12,186)

See accompanying notes.

BIOTELEMETRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net loss	$(9,793)	$(7,319)	$(12,202)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	9,347	7,787	11,912
Depreciation	8,858	9,978	8,037
Increase (decrease) in deferred rent	355	(215)	(198)
Deferred income tax (benefit) expense	(2,499)	53	(1,033)
Stock-based compensation	4,037	3,303	3,747
Amortization of intangibles	3,692	2,340	1,341
Loss on extinguishment of debt	203	—	—
Amortization of investment premium	—	—	268
Changes in operating assets and liabilities:
Accounts receivable	(12,795)	(4,597)	(3,635)
Inventory	299	340	(885)
Prepaid expenses and other assets	(128)	(637)	691
Accounts payable	47	2,369	552
Accrued and other liabilities	7,188	(2,143)	(2,852)

Net cash provided by operating activities	8,811	11,259	5,743
Investing activities
Acquisition of businesses, net of cash acquired	(14,100)	—	(28,155)
Purchases of property and equipment and investment in internally developed software	(12,781)	(8,169)	(5,962)
Purchases of short-term available-for-sale investments	—	—	(11,935)
Sale or maturity of short-term available-for-sale investments	—	—	39,636

Net cash used in investing activities	(26,881)	(8,169)	(6,416)
Financing activities
Proceeds from the exercise of employee stock options and employee stock purchase plan contributions	1,051	847	440
Issuance of long-term debt	41,838	—	—
Repayment of long-term debt	(26,434)	—	—
Principal payments on capital lease obligations	(529)	(84)	—

Net cash provided by financing activities	15,926	763	440

Net (decrease) increase in cash and cash equivalents	(2,144)	3,853	(233)
Cash and cash equivalents—beginning of period	22,151	18,298	18,531

Cash and cash equivalents—end of period	$20,007	$22,151	$18,298

Supplemental disclosure of cash flow information
Cash paid for interest	$856	$132	$295
Cash paid for taxes	$148	$112	$135
Capital lease obligations	—	$737	—

See accompanying notes.

BIOTELEMETRY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands, except share amounts)

	Shareholders' Equity
	Common Stock			Accumulated Other Comprehensive Income
			Paid-in Capital		Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance December 31, 2011	24,534,601	$25	$252,261	$(16)	$(174,273)	$77,997
Exercise of stock options and purchase of shares related to the employee stock purchase plan	194,878	—	440	—	—	440
Stock based compensation	459,861	—	3,747	—	—	3,747
Net loss	—	—	—	—	(12,202)	(12,202)
Changes in unrealized gain on available-for-sale investments	—	—	—	16	—	16

Balance December 31, 2012	25,189,340	25	256,448	—	(186,475)	69,998
Exercise of stock options and purchase of shares related to the employee stock purchase plan	348,681	1	846	—	—	847
Stock based compensation	274,733	—	3,303	—	—	3,303
Net loss	—	—	—	—	(7,319)	(7,319)

Balance December 31, 2013	25,812,754	26	$260,597	$—	$(193,794)	$66,829
Exercise of stock options and purchase of shares related to the employee stock purchase plan	503,036	1	1,050	—	—	1,051
Stock based compensation	195,437	—	4,037	—	—	4,037
Issuance of stock related to business combinations	182,021	—	1,552	—	—	1,552
Net loss	—	—	—	—	(9,793)	(9,793)

Balance December 31, 2014	26,693,248	$27	$267,236	$—	$(203,587)	$63,676

See accompanying notes.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

(In thousands, except share and per share amounts)

1. Organization and Description of Business

        BioTelemetry, Inc. ("BioTelemetry," "Company", "we," "our" or "us"), a Delaware corporation, was formerly known as CardioNet, Inc. CardioNet, Inc. was reorganized under a holding company structure with the new name BioTelemetry, Inc. effective July 31, 2013. On August 1, 2013, we continued trading on The NASDAQ Global Select under the symbol "BEAT.".

        BioTelemetry, Inc. provides cardiac monitoring services, cardiac monitoring device manufacturing, and centralized cardiac core laboratory services. Since we became focused on cardiac monitoring in 1999, we have developed a proprietary integrated patient management platform that incorporates a wireless data transmission network, Food and Drug Administration ("FDA") cleared algorithms and medical devices, and 24-hour monitoring service centers.

        We operate under three reportable segments: (1) Patient Services, (2) Product and (3) Research Services. The Patient Services segment is focused on the diagnosis and monitoring of cardiac arrhythmias, or heart rhythm disorders. We offer cardiologists and electrophysiologists with a full spectrum of solutions which provides them with a single source of cardiac monitoring services. These services range from the differentiated MCT service marketed as Mobile Cardiac Outpatient TelemetryTM ("MCOT™") or External Cardiac Ambulatory Telemetry ("ECAT"),"), to wireless and trans telephonic event, Holter, Pacemaker and International Normalized Ratio ("INR") monitoring. The Product segment focuses on the development, manufacturing, testing and marketing of medical devices to medical companies, clinics and hospitals. The Research Services segment is engaged in central core laboratory services providing cardiac monitoring, imaging, scientific consulting and data management services for drug and medical device trials.

        In June 2014, we completed the acquisition of the assets of RadCore Lab, LLC ("RadCore"), an imaging core lab serving the biopharmaceutical and medical device research market. RadCore is included in the Research Services segment.

        In April 2014, we completed the acquisition of substantially all of the assets of Biomedical Systems Corporation ("BMS") cardiac event monitoring, Holter monitoring and mobile telemetry monitoring services. BMS is primarily included in the Patient Services segment.

        In January 2014, we completed the acquisition of Mednet Healthcare Technologies, Inc., Heartcare Corporation of America, Inc., Universal Medical, Inc., and Universal Medical Laboratory, Inc. (together, the "Mednet entities"). Mednet provides cardiac monitoring services and is an original equipment manufacturer of cardiac monitoring devices. Mednet entities are included in the Patient Services and Product segment.

        In August 2012, we completed the acquisition of Cardiocore Lab, Inc. ("Cardiocore"). Cardiocore is a central core laboratory that provides cardiac monitoring services for drug and medical treatment trials. Cardiocore's primary customers are pharmaceutical companies and contract research organizations. Cardiocore is included in our Research Services segment.

        In February 2012, we completed the acquisition of ECG Scanning & Medical Services, Inc. ("ECG Scanning"). Similar to our core Patient Services segment, ECG Scanning was engaged in providing cardiac monitoring services to general practitioners, internal medicine specialists, cardiologists and hospital cardiac care departments. ECG Scanning is included in our Patient Services segment.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2014, 2013 and 2012

(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies

  Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of BioTelemetry and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

  Fair Value of Financial Instruments

        The fair value of financial instruments is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, other receivables, accounts payable, short-term and long-term debt. With the exception of the long-term debt, the carrying value of these financial instruments approximates their fair value because of their short-term nature (classified as Level 1). For long-term debt, based on the borrowing rates currently available, the carrying value also approximates fair value as of December 31, 2014 (classified as Level 2). The Company did not have any Level 3 assets or liabilities for the periods ended December 31, 2014 and 2013.

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

  Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable related to the Patient Services segment are recorded at the time revenue is recognized, net of contractual allowances, and are presented on the balance sheet net of allowance for doubtful accounts. The ultimate collection of accounts receivable may not be known for several months after services have been provided and billed. We record allowance for doubtful accounts based on the aging of receivables using historical data. The percentages and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods and analyses, including current and historical cash collections, and the aging of receivables by payor. Because of continuing changes in the health care industry and third party reimbursement, it is possible that our estimates of collectability could change, which could have a material impact on our operations and cash flows.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2014, 2013 and 2012

(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        Other receivables related to the Product and Research Services segments are recorded at the time revenue is recognized, or when products are shipped or services are performed. We estimate allowance for doubtful accounts on a specific account basis, and consider several factors in our analysis including customer specific information and aging of the account.

        We write off receivables when the likelihood for collection is remote and when we believe collection efforts have been fully exhausted and we do not intend to devote additional resources in attempting to collect. We perform write-offs on a monthly basis. In the Patient Services segment, we wrote off $6,494 and $7,919 of receivables for the years ended December 31, 2014 and 2013, respectively. The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts. There were no material write offs in the Product and Research Services segments. Additionally, we recorded bad debt expense of $9,347, $7,787 and $11,912 for the years ended December 31, 2014, 2013, and 2012, respectively. Unfavorable adjustments of $782 and $1,480 were made to accounts receivable in 2014 and 2013, respectively, related to prior years accounts receivable.

  Concentrations of Credit Risk

        Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. We maintain our cash and cash equivalents with high quality financial institutions to mitigate this risk. We perform ongoing credit evaluations of our customers and generally do not require collateral. We record an allowance for doubtful accounts in accordance with the procedures described above. Past-due amounts are written off against the allowance for doubtful accounts when collections are believed to be unlikely and all collection efforts have ceased.

        At December 31, 2014, 2013 and 2012, one customer, Medicare, accounted for 16%, 18% and 20%, respectively, of our net accounts receivable.

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

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2014, 2013 and 2012

(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

  Impairment of Long-Lived Assets

        We periodically evaluate the recoverability of the carrying value of our long-lived assets based on the criteria established in Accounting Standards Codification (ASC) 360, Property, Plant & Equipment. We consider historical performance and anticipated future results in our evaluation of potential impairment. Accordingly, when indicators of impairment are present, we evaluate the carrying value of these assets in relation to the operating performance of the business and the undiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of the expected future cash flows is less than the assets' carrying value.

  Goodwill and Acquired Intangible Assets

        Goodwill is the excess of purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in a business combination. In accordance with ASC 350, Intangibles—Goodwill and Other, goodwill is reviewed for impairment annually, or when events arise that could indicate that impairment exists. The provisions of ASC 350 require that we perform a two-step impairment test. In the first step, we compare the fair value of our reporting units to the carrying value of the reporting units. If the carrying value of the net assets assigned to the reporting units exceeds the fair value of the reporting units, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting units' goodwill. If the carrying value of the reporting units' goodwill exceeds the implied fair value, an impairment loss equal to the difference is recorded.

        For the purpose of performing our goodwill impairment analysis in 2014, we consider our business to be comprised of three reporting units, Patient Services, Product and Research Services. We calculate the fair value of the reporting units utilizing a weighting of the income and market approaches. The income approach is based on a discounted cash flow methodology that includes assumptions for, among other things, forecasted income, cash flow, growth rates, income tax rates, expected tax benefits and long-term discount rates, all of which require significant judgment. The market approach utilizes our market data as well as market data from publicly traded companies that are similar to us. There are inherent uncertainties related to these factors and the judgment applied in the analysis. We believe that the combination of an income and a market approach provides a reasonable basis to estimate the fair value of our reporting units.

  Revenue Recognition

        We recognize approximately 80% of our total revenue from patient monitoring services in our Patient Services segment. We receive a significant portion of our revenue from third party commercial payors and governmental entities. We also receive reimbursement directly from patients through co-pay, deductibles and self-pay arrangements.

        Revenue from the Medicare program is based on reimbursement rates set by CMS. Revenue from contracted commercial payors is recorded at the negotiated contractual rate. Revenue from non-contracted commercial payors is recorded at net realizable value based on historical payment patterns. Adjustments to the estimated net realizable value, based on final settlement with the third

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2014, 2013 and 2012

(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

party payors, are recorded upon settlement. If we do not have consistent historical information regarding collectability from a given payor, revenue is recognized when cash is received. Unearned amounts are appropriately deferred until service has been completed. For the years ended December 31, 2014, 2013 and 2012, revenue from Medicare as a percentage of total revenue was 32%, 35% and 37%, respectively.

        Revenue received from the sale of products, product repair and supplies is recognized when shipped, or as service is completed.

        Research Services revenue includes revenue for research and core laboratory services. Our Research Services revenues are provided on a fee for service basis, and revenue is recognized as the related services are performed. We also provide consulting services on a time and materials basis and recognize revenues as we perform the services. Our site support revenue, consisting of equipment rentals and sales along with related supplies and logistics management, are recognized at the time of sale or over the rental period. Under a typical contract, customers pay us a portion of our fee for these services upon contract execution as an upfront deposit, some of which is typically nonrefundable upon contract termination. Unearned revenues, including upfront deposits, are deferred, and then recognized as the services are performed.

        For arrangements with multiple deliverables, the revenue is allocated to each element (both delivered and undelivered items) based on their relative selling prices or management's best estimate of their selling prices, when vendor- specific or third-party evidence is unavailable.

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

  Net Loss

        We compute net loss per share in accordance with ASC 260, Earnings Per Share. The following summarizes the potential outstanding common stock as of the end of each period:

	December 31, 2014	December 31, 2013	December 31, 2012
Employee stock purchase plan estimated share options outstanding	39,232	81,848	50,903
Common stock options and restricted stock units ("RSUs") outstanding	4,115,486	3,993,590	3,669,103
Common stock available for grant	2,262,168	1,761,840	1,442,434
Common stock	26,693,248	25,812,754	25,189,340

Total	33,110,134	31,650,032	30,351,780

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2014, 2013 and 2012

(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        Basic net loss per share is computed by dividing net loss by the weighted average number of fully vested common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including stock options, and RSUs.

        The following table presents the calculation of historical basic and diluted net loss per share:

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share amounts)
Numerator:
Net loss	$(9,793)	$(7,319)	$(12,202)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	26,444,626	25,543,646	24,933,656

Basic and diluted net loss per share	$(0.37)	$(0.29)	$(0.49)

        If the outstanding vested options or RSUs were exercised or converted into common stock, the result would be anti-dilutive for the years ended December 31, 2014, 2013 and 2012. Accordingly, basic and diluted net loss per share are the same for the years ended December 31, 2014, 2013 and 2012.

  Stock-Based Compensation

        ASC 718, Compensation—Stock Compensation, addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. ASC 718 requires that an entity measures the cost of equity-based service awards based on the grant-date fair value of the award and recognizes the cost of such awards over the period during which the employee is required to provide service in exchange for the award (the vesting period). ASC 718 requires that an entity measures the cost of liability-based service awards based on current fair value that is re-measured subsequently at each reporting date through the settlement date. We account for equity awards issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees.

  Income Taxes

        We account for income taxes under the liability method, as described in ASC 740, Income Taxes. Deferred income taxes are recognized for the tax consequences of temporary differences between the tax and financial statement reporting bases of assets and liabilities. A valuation allowance for net deferred tax assets is provided unless realizability is judged to be more likely than not.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2014, 2013 and 2012

(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

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

        We report our business under three segments: Patient Services, Product and Research Services. The Patient Services segment is focused on the monitoring of cardiac arrhythmias or heart rhythm disorders in a healthcare setting. The Product segment focuses on the development, manufacturing, testing and marketing of medical devices to medical companies, clinics and hospitals. The Research Services segment includes our operations that engage in central core laboratory services in a research environment, which includes certain equipment rental and Product sales. In addition, we realigned the Product segment to exclude central core laboratory research operations previously reported in this segment and repositioned these operations into the Research Services segment.

  Recent Accounting Pronouncements

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The new standard will require revenue recognized to represent the transfer of promised goods or services to customers in an amount that reflects the consideration in which we expect to receive in exchange for those goods or services. The standard also requires new, expanded disclosures regarding revenue recognition and is effective for the annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact the adoption of this standard will have on the consolidated financial statements.

        In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance provides specific financial statement presentation requirements of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit in those circumstances should be presented as a reduction to the deferred tax asset. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendment did not have a material impact on our results of operations, cash flows, or financial position.

3. Business Combinations

  RadCore Lab, LLC

        On June 3, 2014, we acquired the assets of RadCore Lab, LLC ("RadCore"), an imaging core lab serving the biopharmaceutical and medical device research market. This acquisition broadens our offerings and adds new oncology, musculoskeletal and neurological imaging capabilities, supported by a state-of-the-art, cloud-based analysis platform. We paid $400 in cash at closing and 22,513 shares of our common stock, valued at $200 at closing. While this acquisition provides growth potential, the

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2014, 2013 and 2012

(In thousands, except share and per share amounts)

3. Business Combinations (Continued)

acquisition of RadCore did not have a material effect on our financial condition, results of operations or cash flows.

  Biomedical Systems Corporation

        On April 3, 2014, we completed the acquisition of substantially all of the assets of Biomedical Systems Corporation's ("BMS") cardiac event monitoring, Holter monitoring and mobile telemetry monitoring services. The acquisition gave us access to internally developed Holter software and to established customer relationships. We paid $8,000 in cash at closing and 62,859 shares of our common stock, valued at $650 at closing. While the acquisition has been included within the consolidated results of operations and financial condition from the date of the acquisition, BMS did not have a material effect on our results of operations or cash flows.

        The amounts below represent the preliminary fair value estimates as of December 31, 2014 and are subject to subsequent adjustment as additional information is obtained during the measurement period. The primary areas of those preliminary estimates that were not yet finalized related to certain tangible assets and identifiable intangible assets. The Company will complete the accounting for the BMS acquisition within a year of the acquisition date.

Fair value of assets acquired:
Property and equipment	$882
Goodwill	3,559
Intangible assets	4,209

Net assets acquired	$8,650

        While the purchase price allocation has not been finalized, the estimated allocation of intangible assets is comprised of the following:

	Estimated Useful Life (Years)	Fair Value
Customer relationships	15	$2,100
Technology	4	1,849
Covenants not to compete	7	260

Total intangible assets		$4,209

        Goodwill recorded in connection with this acquisition is attributable to synergies expected to arise from cost savings opportunities. All of the recorded goodwill is included in the Patient Services segment.

  Mednet Healthcare Technologies, Inc.

        On January 31, 2014, we acquired Mednet Healthcare Technologies, Inc., Heartcare Corporation of America, Inc., Universal Medical, Inc., and Universal Medical Laboratory, Inc. (together, "Mednet").

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2014, 2013 and 2012

(In thousands, except share and per share amounts)

3. Business Combinations (Continued)

Mednet provides cardiac monitoring services and is an original equipment manufacturer of cardiac monitoring devices. The acquisition gave us access to established customer relationships. Upon the closing of the transaction, we acquired all of the issued and outstanding capital stock, and Mednet became a wholly-owned subsidiary. We paid $5,500 in cash at closing and 96,649 shares of our common stock, valued at $705 at closing. In addition, as a result of the acquisition, we assumed indebtedness from Mednet in the aggregate amount of $9,720, including interest. The acquisition has been included within the consolidated results of operations and financial condition from the date of the acquisition.

        The amounts below represent the preliminary fair value estimates as of December 31, 2014 and are subject to subsequent adjustment as additional information is obtained during the measurement period. The primary areas of those preliminary estimates that were not yet finalized related to certain tangible assets and liabilities acquired, as well as identifiable intangible assets. The Company expects to complete the accounting for the Mednet acquisition within a year of the acquisition date.

Fair value of assets acquired:
Cash and cash equivalents	$(199)
Accounts receivable	3,879
Inventory	311
Property and equipment	3,429
Goodwill	9,354
Intangible assets	9,220
Other assets	317

Total assets acquired	26,311
Liabilities assumed:
Accounts payable	4,427
Accrued expenses	2,932
Other liabilities	3,027
Long-term debt, capital leases, note payable and related interest	9,720

Total liabilities assumed	20,106

Net assets acquired	$6,205

        While the purchase price allocation has not been finalized, the estimated allocation of intangible assets is comprised of the following:

	Estimated Useful Life (Years)	Fair Value
Customer relationships	13	$6,500
Technology	5	1,600
Covenants not to compete	5	420
Indefinite-lived trade name		700

Total intangible assets		$9,220

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2014, 2013 and 2012

(In thousands, except share and per share amounts)

3. Business Combinations (Continued)

        Goodwill recorded in connection with this acquisition is attributable to the assembled workforce and synergies expected to arise from cost savings opportunities. All of the recorded goodwill is included in the Patient Services segment.

        The unaudited pro forma information below presents combined results of operations as if the acquisition had occurred at the beginning of the periods presented instead of January 31, 2014. The pro forma information presented below does not include anticipated synergies or certain other expected benefits of the acquisition and should not be used as a predictive measure of our future results of operations. Mednet contributed $23,355 in revenue for the twelve months ended December 31, 2014.

	December 31,
	2014	2013
Revenue	$170,076	$155,415

Net Loss	$(8,014)	$(8,604)

Net loss per common share:
Basic and Diluted	$(0.30)	$(0.34)

Weighted average number of shares:
Basic	26,444,626	25,640,295

  Cardiocore Lab, Inc.

        On August 29, 2012, we entered into a definitive merger agreement with Cardiocore Lab, Inc. ("Cardiocore"), a Delaware corporation. Upon the closing of the transaction, Cardiocore became a wholly-owned subsidiary. We paid an aggregate purchase price of $23,500 in cash at closing. The acquisition has been included within the consolidated results of operations and financial condition from the date of the acquisition.

        Cardiocore is engaged in central core laboratory services that provide cardiac monitoring for drug and medical treatment trials. Cardiocore's primary customers are pharmaceutical companies and contract research organizations. The acquisition gave us access to industry expertise, an established operating structure and a substantial footprint in the core laboratory industry.

        The unaudited pro forma information below presents combined results of operations as if the acquisition had occurred at the beginning of the periods presented instead of August 29, 2012. The pro forma information is based on historical results adjusted for the effect of purchase accounting and is

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2014, 2013 and 2012

(In thousands, except share and per share amounts)

3. Business Combinations (Continued)

not necessarily indicative of the results of operations of the combined entity had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

December 31, 2012
Revenue	$124,698

Net Income (Loss)	$(10,936)

Net Income per common share:
Basic and Diluted	$(0.47)

Weighted average number of shares:
Basic	24,933,656

ECG Scanning and Medical Services, Inc.

        On February 10, 2012, we entered into and closed on a definitive Stock Purchase Agreement (the "Stock Purchase Agreement") with ECG Scanning and Medical Services, Inc., an Ohio corporation ("ECG Scanning"). Upon the closing of the transaction, we acquired all of the issued and outstanding capital stock, and ECG Scanning became a wholly-owned subsidiary. ECG Scanning was a provider of cardiac monitoring services in the United States. We paid an aggregate cash purchase price of $5,800 at closing and up to an additional $600 in cash, with an estimated fair value of $570, upon the achievement of certain performance targets approximately one year from the date of purchase. At December 31, 2012, the estimated fair value of the earn-out was $0. The reduction of the liability was recognized in the Statement of Operations and Comprehensive Income (Loss) in the Integration, restructuring, and other line. The acquisition has been included within the consolidated results of operations and financial condition from the date of the acquisition. The acquisition gave us access to established customer relationships, and entry into additional regions and geographic locations.

4. Inventory

        Inventory consists of the following:

	December 31,
	2014	2013
Raw materials and supplies	$2,347	$2,404
Finished goods	219	150

Total inventories	$2,566	$2,554

        Inventories, which include purchased parts, materials, direct labor and applied manufacturing overhead, are stated at the lower of cost or net realizable value, with cost determined by use of the first-in, first-out method.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2014, 2013 and 2012

(In thousands, except share and per share amounts)

5. Property and Equipment

        Property and equipment consists of the following:

		December 31,
	Estimated Useful Life (Years)
		2014	2013
Cardiac monitoring devices, device parts and components	3 - 5	$47,190	$37,273
Computers and purchased software	3 - 5	12,614	13,302
Equipment, tools and molds	3 - 5	5,543	5,384
Furniture and fixtures	7	1,396	2,863
Leasehold improvements	Life of lease	2,930	2,665
Capital leases	3 - 7	1,884	737

Total property and equipment, at cost		71,557	62,224
Less accumulated depreciation		(49,854)	(43,445)

Total property and equipment, net		$21,703	$18,779

        Depreciation expense associated with property and equipment was $8,858, $9,978 and $8,037, for the years ended December 31, 2014, 2013 and 2012, respectively.

6. Goodwill and Intangible Assets

        Goodwill was recognized at the time of our acquisitions. The carrying amount of goodwill as of December 31, 2014 and 2013 was $29,596 and $16,469, respectively.

        The changes in the carrying amounts of goodwill by segment were as follows:

	Reporting Segment
	Patient Services	Research Services	Product	Total
Balance at December 31, 2013	$1,577	$11,735	$3,157	$16,469
Goodwill acquired during the year	12,912	215	—	13,127

Balance at December 31, 2014	$14,489	$11,950	$3,157	$29,596

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2014, 2013 and 2012

(In thousands, except share and per share amounts)

6. Goodwill and Intangible Assets (Continued)

        The gross carrying amounts and accumulated amortization of our intangible assets as of December 31, 2014 and 2013 are as follows:

		December 31,
	Estimated Useful Life (Years)
		2014	2013
Customer relationships	5 - 15	$10,700	$2,100
Technology including internally developed software	3 - 5	12,649	4,000
Signed backlog	1 - 4	3,160	2,800
Unsigned backlog	4	600	600
Covenants not to compete	5 - 7	1,040	360

Total intangible assets, gross		28,149	9,860

Customer relationships accumulated amortization		(1,556)	(722)
Proprietary technology accumulated amortization		(3,855)	(1,902)
Signed backlog accumulated amortization		(1,984)	(1,400)
Unsigned backlog accumulated amortization		(350)	(200)
Covenants not to compete accumulated amortization		(295)	(124)

Total accumulated amortization		(8,040)	(4,348)

Indefinite-lived trade name		2,500	1,800
In-process internally developed software		111	—

Total intangible assets, net		$22,720	$7,312

        The estimated amortization expense for the next five years is summarized as follows at December 31, 2014:

2015	$4,628
2016	3,531
2017	2,828
2018	2,342
2019	1,768
Thereafter	5,012

Total intangibles assets, net	$20,109

        Amortization expense for the years ended December 31, 2014, 2013 and 2012 was $3,692, $2,340 and $1,341, respectively. The increase in amortization expense is driven by the current year acquisitions.

        At December 31, 2014, 2013 and 2012, we performed our required annual impairment test of goodwill. Based on this impairment test, we determined that none of the reporting unit's goodwill was impaired.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2014, 2013 and 2012

(In thousands, except share and per share amounts)

7. Accrued Expenses

        Accrued expenses consisted of the following:

	December 31,
	2014	2013
Accrued compensation	$5,296	$4,932
Accrued professional fees	8,289	1,922
Accrued purchases	977	311
Accrued restructuring costs	689	96
Other	3,209	929

Total	$18,460	$8,190

8. Integration, Restructuring and Other Charges

        We account for expenses associated with exit or disposal activities in accordance with ASC 420, Exit or Disposal Cost Obligations, and record the expenses in "Integration, restructuring and other charges" in our statement of operations, and record the related accrual in the "Accrued expenses" line of our balance sheet.

        For the years ended December 31, 2014, 2013 and 2012, we incurred expenses related to restructuring, integration and other activities. These expenses were primarily a result of our recent patent litigation, the Civil Investigative Demand, as well as the activities surrounding our acquisitions. A summary of these expenses is as follows:

	Year ended December 31,
	2014	2013	2012
Legal fees	$4,691	$5,516	$1,780
Severance and employee related costs	1,738	1,410	1,490
Professional fees	669	492	778
Expenses related to facility closure	—	564	—
Other charges	—	—	188

Total	$7,098	$7,982	$4,236

9. Shareholders' Equity

  Common Stock

        As of December 31, 2014 and 2013, we were authorized to issue 200,000,000 shares of common stock. As of December 31, 2014 and 2013, we had 26,693,248 and 25,812,754 shares outstanding, respectively.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2014, 2013 and 2012

(In thousands, except share and per share amounts)

9. Shareholders' Equity (Continued)

  Preferred Stock

        We maintain an unregistered blank check preferred stock class. As of December 31, 2014 and 2013, there are no shares authorized and outstanding.

  Stock Based Compensation

  2008 Equity Incentive Plan

        Our 2008 Equity Incentive Plan (the 2008 Option Plan) became effective on March 18, 2008. The Plan permits our Board of Directors to grant incentive stock options to employees and non-qualified stock options, restricted stock, performance stock and other stock-based incentive awards to officers, directors, employees and consultants. On that date, we began granting options to purchase shares of common stock to employees, executives, directors and consultants. Under the terms of the 2008 Option Plan, all available shares in the 2003 Option Plan's share reserve automatically roll into the 2008 Option Plan. Any cancellations or forfeitures of granted options under the 2003 Option Plan also automatically roll into the 2008 Option Plan. Beginning on January 1, 2009, and each year thereafter, the number of options available to be granted under the plan will increase by the lesser of 4% of the total number of common shares outstanding or 1,500,000 shares.

        Options granted under the 2008 Option Plan have exercise prices not less than the fair market value at the date of grant and have an expiration date of no greater than ten years from the date of grant. There is no vesting schedule provided in the 2008 Option Plan, and vesting is determined by the Board of Directors on the date of grant.

        The 2008 Equity Incentive Plan has 1,834,017 shares available for grant as of December 31, 2014.

        Stock option activity is summarized for the years ended December 31, 2014, 2013 and 2012 as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding as of December 31, 2011	1,846,911	$10.11

Granted	1,387,560	$2.68
Cancelled	(326,458)	$11.34
Exercised	(2,252)	$1.61

Options outstanding as of December 31, 2012	2,905,761	$6.44

Granted	729,439	$3.24
Cancelled	(393,770)	$5.93
Exercised	(105,496)	$4.43

Options outstanding as of December 31, 2013	3,135,934	$5.83

Granted	582,012	$8.45
Cancelled	(310,303)	$6.55
Exercised	(156,791)	$3.37

Options outstanding as of December 31, 2014	3,250,852	$6.40

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2014, 2013 and 2012

(In thousands, except share and per share amounts)

9. Shareholders' Equity (Continued)

        A summary of total outstanding stock options as of December 31, 2014 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.70 - $7.50	2,478,630	6.80	$4.08	1,750,230	6.37	$4.43
$7.51 - $15.00	473,475	8.86	$8.94	98,945	7.70	$8.93
$15.01 - $22.50	218,347	4.28	$18.42	218,347	4.28	$18.42
$22.51 - $31.18	80,400	3.62	$30.17	80,400	3.62	$30.17

$0.70 - $31.18	3,250,852	6.82	$6.40	2,147,922	6.11	$7.02

        The table below summarizes certain additional information with respect to our options:

(In thousands)	2014	2013	2012
Aggregate intrinsic value of options outstanding at year-end	$15,258	$11,183	$46
Aggregate intrinsic value of options exercisable at year-end	9,918	4,382	13
Aggregate intrinsic value of options exercised during the year	840	422	2

        Total cash received from the exercise of stock options for the year ended December 31, 2014, 2013 and 2012 was $529, $467 and $4, respectively. The tax benefit was fully reserved for through a tax valuation allowance.

        Restricted stock units activity is summarized for the years ended December 31, 2014, 2013 and 2012 as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding as of December 31, 2011	622,080	$8.17

Granted	741,379	$2.82
Forfeited	(69,854)	$3.45
Vested	(530,263)	$8.03

Restricted stock outstanding as of December 31, 2012	763,342	$3.54

Granted	457,200	$3.52
Forfeited	(82,813)	$3.07
Vested	(280,073)	$4.82

Restricted stock outstanding as of December 31, 2013	857,656	$3.15

Granted	292,079	$8.48
Forfeited	(89,664)	$3.30
Vested	(195,437)	$6.27

Restricted stock outstanding as of December 31, 2014	864,634	$3.68

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2014, 2013 and 2012

(In thousands, except share and per share amounts)

9. Shareholders' Equity (Continued)

        In addition, a summary of total outstanding RSUs as of December 31, 2014 is as follows:

Range of Grant Price	RSUs Outstanding
$2.16 - $6.75	632,201
$6.76 - $9.75	232,433

$2.16 - $9.75	864,634

        We estimate the fair value of our share-based awards to employees and directors using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the use of certain subjective assumptions. The most significant of these assumptions are the estimates of the expected volatility of the market price of our stock and the expected term of the award. We base our estimates of expected volatility on the historical average of our stock price. The expected term represents the period of time that stock-based awards granted are expected to be outstanding. Other assumptions used in the Black-Scholes option valuation model include the risk-free interest rate and expected dividend yield. The risk-free interest rate for periods pertaining to the contractual life of each option is based on the U.S. Treasury yield of a similar duration in effect at the time of grant. We have never paid, and do not expect to pay, dividends in the foreseeable future.

        The fair value of our stock-based awards was estimated at the date of grant using the following weighted average assumptions:

	Year Ended December 31,
	2014	2013	2012
Expected volatility	62.8%	60.3%	63.4%
Expected term (in years)	6.49	6.71	6.31
Weighted average risk-free interest rate	1.85%	1.34%	1.15%
Expected dividends	0.0%	0.0%	0.0%
Weighted average grant date fair value per option	$5.00	$1.90	$1.58
Weighted average grant date fair value per RSU	$8.43	$3.52	$2.82

        Based on our historical experience of options and restricted stock units that cancel before becoming fully vested, we have assumed an annualized forfeiture rate of 9.7% for all options and 6.8% for restricted stock units. Under the true-up provision of ASC 718, we will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2014, 2013 and 2012

(In thousands, except share and per share amounts)

9. Shareholders' Equity (Continued)

        As of December 31, 2014, 2013 and 2012, the impact on our loss before income taxes as a result of stock-based compensation expense incurred was as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share amounts)
Numerator:
Stock-based compensation	$(4,037)	$(3,303)	$(3,747)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	26,444,626	25,543,646	24,933,656

Impact of stock-based compensation per share	$(0.15)	$(0.13)	$(0.15)

        Total compensation cost of options granted but not yet vested at December 31, 2014, 2013 and 2012 was approximately $2,744, $2,644 and $3,433, respectively, which is expected to be recognized over a weighted average period of 2.68 years, 2.14 and 2.34 years, respectively. Unvested stock options as of December 31, 2014 and 2013 were 1,102,930 and 1,491,574, respectively. As of December 31, 2014 and 2013, the weighted average grant date fair value per unvested option was $5.19 and $3.45, respectively.

        The stock-based compensation expense related to unvested RSUs not yet recognized at December 31, 2014, 2013 and 2012 was approximately $1,979, $1,795 and $1,892, respectively, which is expected to be recognized over a weighted average period of 1.50 years, 1.31 years and 1.47 years, respectively. Unvested RSUs as of December 31, 2014 and 2013 were 864,634 and 857,656, respectively. As of December 31, 2014 and 2013, the weighted average grant date fair value per unvested RSU was $4.23 and $3.15, respectively.

  Employee Stock Purchase Plan

        In July 2008, we made available an employee stock purchase plan in which substantially all of our full-time employees became eligible to participate effective March 18, 2008. Under the plan, employees may contribute through payroll deductions up to 15% of their compensation toward the purchase of our common stock, or $21, whichever is lower. The price per share is equal to the lower of 85% of the fair market price on the first day of the offering period, or 85% of the fair market price on the day of purchase. Proceeds received from the issuance of shares are credited to stockholders' equity in the period that the shares are issued. In 2014, 346,245 shares were purchased in accordance with the Employee Stock Purchase Plan (ESPP). Net proceeds from the issuance of shares of common stock under the ESPP for the year ended December 31, 2014 were $871. In January 2014, the number of shares available for grant was increased by 258,240, per the ESPP plan documents. At December 31, 2014, approximately 428,151 shares remain available for purchase under the ESPP. For the years ended December 31, 2014, 2013 and 2012, we incurred ESPP expenses of $408, $211 and $182, respectively.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2014, 2013 and 2012

(In thousands, except share and per share amounts)

9. Shareholders' Equity (Continued)

  Option Acceleration

        On December 1, 2009, we accelerated the vesting of certain employees' unvested options that were deeply out-of-the-money. The acceleration was done because we believed that there was no longer a compensation incentive tied to performance, given the exercise price of the options that were accelerated. Consistent with ASC 718, we continued to expense the accelerated options over the remaining service period. We do not have a static policy threshold to use for determining whether an option is deeply out-of-the-money. Rather, we believe that the determination should be made in light of current market conditions, probability of stock price recovery within the remaining service period, and historical volatility of our stock price. For the purposes of this option acceleration, we determined that options that were out-of-the-money by 30% or more were deeply out-of-the-money. As a result of the option acceleration, approximately 309,000 previously unvested shares became fully vested on December 1, 2009. We incurred an expense associated with the options that were accelerated in the amount of $0, $137 and $578 for the years ended December 31, 2014, 2013 and 2012, respectively, which have been recorded in the General and administrative line of the consolidated statement of operations.

10. Income Taxes

        We have deferred income tax assets totaling $57,314 at December 31, 2014, consisting primarily of federal and state net operating loss and credit carryforwards. Due to uncertainty regarding the ultimate realization of these net operating loss and credit carryforwards and other deferred income tax assets, we have established a full valuation allowance (net of deferred tax liabilities for indefinite lived intangibles) on our deferred tax assets and will recognize the benefits only as reassessment indicates the benefits are realizable. The determination of the required valuation allowance against net deferred tax assets was made without taking into account the deferred tax liabilities created from the book and tax differences on indefinite-lived assets.

        Our income tax benefit for 2014 of $2,313 primarily relates to a tax benefit due to the release of the Company's valuation allowance in the amount of $2,499 resulting from the corresponding recognition of a deferred tax liability on Mednet's opening balance sheet in accordance with ASC 805, Business Combinations.

        We performed an analysis to determine the extent to which we can use our net operating loss carryforwards and other deferred tax assets in future periods, subject to certain limitations imposed by the Internal Revenue Code. We concluded that largely because of our cumulative history of pre-tax losses in the most current three year period, it cannot predict that the benefits of the net operating loss carryforwards will be realized in future periods, and therefore we continue to provide a full valuation allowance for net deferred tax assets (exclusive of deferred tax liabilities for indefinite lived intangibles). We will perform a similar analysis during 2015 to reassess the ability to realize the net operating loss carryforwards and other deferred tax assets in the future

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2014, 2013 and 2012

(In thousands, except share and per share amounts)

10. Income Taxes (Continued)

        Deferred taxes result from temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$38,540	$37,335
Research & development and AMT credit carryforwards	5,314	4,687
Stock option grants	7,410	6,533
Allowance for doubtful accounts	4,532	3,101
Other, net	1,518	1,928

Total deferred tax assets	57,314	53,584
Less valuation allowance	(52,998)	(50,979)

Net deferred tax assets	$4,316	$2,605
Deferred tax liabilities:
Property, plant and equipment	(360)	(345)
Identified intangible assets	(3,756)	(2,089)
Indefinite lived intangible assets	(987)	(730)
Prepaid insurance	(200)	(171)

Total deferred tax liabilities	(5,303)	(3,335)

Net deferred tax liability	(987)	(730)

        Reconciliations between expected income taxes computed at the federal rate of 35% for each of the years ended December 31, 2014, 2013 and 2012, and the provision (benefit) for income taxes is as follows:

	Years ended December 31,
	2014	2013	2012
Income tax benefit at statutory rate	$(4,237)	$(2,486)	$(4,587)
State income tax, net of federal benefit	4	716	(211)
Stock-based compensation	43	203	397
Nondeductible goodwill impairment	—	—	—
Other	(258)	182	200
Increase in valuation allowance	2,135	1,600	3,296

Income tax (benefit) provision	$(2,313)	$215	$(905)

        The increase in the valuation allowance in December 31, 2014 is the net of increases from the current year loss and credits generated and the release of the valuation allowance in accordance with ASC 805, Business Combinations, due to the Mednet acquisition accounting. At December 31, 2014, we had federal net operating loss carryforwards of approximately $100,997 to offset future federal taxable

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2014, 2013 and 2012

(In thousands, except share and per share amounts)

10. Income Taxes (Continued)

income expiring in various years starting in 2018 through 2034. At December 31, 2014, we had state net operating loss carryforwards of $47,776, which expire in various years starting in 2015 through 2034. Additionally, we have Research and Development credit carryforwards of $4,906 which begin to expire in 2021 through 2034.

        The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The timing and manner in which we can utilize our net operating loss carryforward and future income tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding the change in ownership of corporations. Such limitation may have an impact on the ultimate realization of our carryforwards and future tax deductions. Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize net operating losses if it experiences an "ownership change." Section 383 of the Internal Revenue Code imposes similar limitations on other tax attributes such as research and development credits. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change. Currently, a portion of our loss carryforwards is limited under Section 382.

        The components of our income tax (benefit) provision are summarized as follows:

	Year Ended December 31,
	2014	2013
Current:
Federal	$—	$24
State	186	138

Total current provision for income taxes	186	162

Deferred:
Federal	(2,355)	—
State	(144)	53

Total deferred provision (benefit) for income taxes	(2,499)	53

Total provision (benefit) for income taxes	$(2,313)	$215

        The U.S. Internal Revenue Service concluded its examination of our U.S. federal tax returns for all years through 2010. Because of net operating losses, our U.S. federal tax returns statutes for those years will remain subject to examination until the losses are utilized. Additionally, state tax return statutes generally remain open due to operating losses.

        We do not have a tax reserve recorded for tax contingencies. As of December 31, 2014 and 2013, we have not identified any uncertain tax positions and therefore, it has no tax reserve recorded as of December 31, 2014 and 2013.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2014, 2013 and 2012

(In thousands, except share and per share amounts)

11. Commitments and Contingencies

  Leases

        We lease our principal administrative and service facilities as well as office equipment under non-cancelable operating leases expiring at various dates through 2021. The terms of the leases are renewable at the end of the lease term. Payments made under operating leases are charged to operations on a straight-line basis over the period of the lease. Differences between straight-line expense and cash payments are recognized in the deferred rent line of the balance sheet. Rent expense was $3,721, $3,622 and $2,946 for the years ended December 31, 2014, 2013 and 2012, respectively.

        We have entered into and acquired capital leases with various expiration dates through 2017 which were used to finance equipment, furniture and medical devices.

        Future minimum lease payments under non-cancelable operating and capital leases are summarized as follows at December 31, 2014:

	Operating Leases	Capital Leases
2015	$3,277	$480
2016	2,941	287
2017	2,836	101
2018	2,770	—
2019	1,357	—
Thereafter	1,458	—

	$14,639	$868

12. Credit Agreement

Credit Agreement

        On December 30, 2014, we entered into a Credit Agreement with GE Capital, as agent for the lenders ("Lenders"), and as a Lender and swingline lender. Pursuant to the Credit Agreement, the Lenders agreed to make loans to us as follows; (i) Term Loans in an amount of $25,000 as of the closing date with an uncommitted ability to increase such Term Loans up to an amount not to exceed $10,000 , and (ii) Revolving Loans up to $15,000, which remain undrawn. The loan is recorded on our balance sheet in the amount of $24,008, which is net of an original issue discount of $992 related to fees paid to GE Capital.

        The GE Loans bear interest at an annual rate of LIBOR plus 4.0%, subject to a LIBOR floor of 1.0%. The outstanding principal of the Term Loan will be paid as follows:

  •
  Beginning April 1, 2015, the principal amount of the Term Loan will be repaid, on a quarterly basis, in installments of $312, plus accrued interest;

  •
  Beginning January 1, 2018, the principal amount of the Term Loan will be repaid, on a quarterly basis, in installments of $625, plus accrued interest;

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2014, 2013 and 2012

(In thousands, except share and per share amounts)

12. Credit Agreement (Continued)

  •
  Beginning October 1, 2019, the remaining $16,563 will be paid in full on or before December 30, 2019, or such earlier date upon an acceleration of the Term Loan by the Lenders upon an event of default or termination by us.

        The Loans are secured by substantially all of our assets and by a pledge of the capital stock of our U.S. based subsidiaries as well as a pledge of 65% of the capital stock of Cardiocore Lab Ltd. and BioTelemetry Belgium.

Covenants

        The Credit Agreement contains affirmative and financial covenants regarding the operations of our business and certain negative covenants that, among other things, limit our ability to incur additional indebtedness, grant certain liens, make certain investments, merge or consolidate, make certain restricted payments and engage in certain asset dispositions, including a sale of all, or substantially all, of our property. As of the closing date of the agreement, we were in compliance with our covenants.

Debt Extinguishment

        In August 2012, we entered into a Credit and Security Agreement with MidCap Financial, LLC to provide revolving loan borrowings with a loan commitment of up to $15,000, and an option to increase to a maximum loan commitment of $30,000. We borrowed $8,000 in April 2014 to fund the BMS acquisition. If we terminated the Midcap Loan at any point prior to the loan expiration date of August 2016, we would incur a loan termination fee of 1.00% of the loan commitment due immediately preceding the termination.

        In February 2014, we entered into a Credit and Security Agreement with The Bancorp Bank for an aggregate amount of $9,830. The proceeds were used to pay off the assumed debt of $8,563 associated with the Mednet acquisition and to fund Mednet's working capital needs.

        In December 2014, we used the proceeds of the GE Loans to repay in full the $8,000 and $9,411 outstanding balances of the MidCap and Bancorp Loans, respectively. In connection with this repayment, we incurred a debt extinguishment loss of $372, included in Other (loss) income, net in our consolidated statements of operations. This loss includes a pre-payment penalty paid to Midcap as well as the write-off of the unamortized deferred financing fees related to the Midcap and Bancorp Loans.

13. Employee Benefit Plan

        We sponsor a 401(k) Retirement Savings Plan (the Plan) for all eligible employees who meet certain requirements. Participants may contribute, on a pre-tax basis, up to the maximum allowable amount pursuant to Section 401(k) of the Internal Revenue Code. We are not required to contribute to the Plan. In January 2012, we adopted an amendment to eliminate the employers' matching contribution. In January 2014, we adopted an amendment to the Plan that allowed for an employer matching contribution of 100% of the first 3% of the employees' salary, and 50% of the next 2% of the employees' salary. For the years ended December 31, 2014, 2013 and 2012, we contributed $1,483, $0 and $0, respectively. Employer contributions vest immediately.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2014, 2013 and 2012

(In thousands, except share and per share amounts)

14. Segment Information

        We operate under three reportable segments: Patient Services, Product, and Research Services. The Patient Services segment is focused on the monitoring of cardiac arrhythmias or heart rhythm disorders with our comprehensive suite of cardiac monitoring solutions in a healthcare setting. The Product segment focuses on the development, manufacturing, testing and marketing of medical devices to medical companies, clinics and hospitals. Our Research Services segment is engaged in central core laboratory services providing cardiac monitoring, imaging, scientific consulting and data management services for drug and medical device trials. Intercompany revenue relating to the manufacturing of devices by the Product segment for the other segments is included on the intersegment revenue line.

        Expenses that can be specifically identified with a segment have been included as deductions in determining pre-tax segment income. Any remaining expenses including research and development costs incurred by the Product segment for the benefit of the other segments as well as the elimination of costs associated with intercompany revenue are included in Corporate and Other. Also included in Corporate and Other is the Department of Justice settlement, as well as interest expense, net and other financing expenses. We do not allocate assets to the individual segments. Mednet and BMS are primarily included in the Patient Services segment; with the product manufacturing and sales portions being included in the Product segment. RadCore is included in the Research Services segment.

	Patient Services	Research Services	Product	Corporate and Other	Consolidated
2014
Revenues	$133,178	$19,744	$13,656	$—	$166,578
Intersegment revenues	—	—	7,789	(7,789)	—
Income (loss) before income taxes	27,792	(701)	6,681	(45,878)	(12,106)
Depreciation and amortization	8,157	3,710	502	181	12,550
Capital expenditures	11,488	1,077	216	—	12,781

	Patient Services	Research Services	Product	Corporate and Other	Consolidated
2013
Revenues	$100,386	$20,329	$8,786	$—	$129,501
Intersegment revenues	—	—	6,191	(6,191)	—
Income (loss) before income taxes	27,298	798	5,307	(40,507)	(7,104)
Depreciation and amortization	4,253	4,057	551	3,457	12,318
Capital expenditures	5,796	2,242	131	—	8,169

15. Legal Proceedings

        From time to time, in the ordinary course of business and like others in the industry, we receive requests for information from government agencies in connection with their regulatory or investigational authority or are involved in traditional employment or business litigation. We review such requests and notices and take appropriate action.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2014, 2013 and 2012

(In thousands, except share and per share amounts)

15. Legal Proceedings (Continued)

        The final outcome of any current or future litigation or governmental or internal investigations cannot be accurately predicted, nor can we predict any resulting penalties, fines or other sanctions that may be imposed at the discretion of federal or state regulatory authorities. We record accruals for such contingencies to the extent that it concludes it is probable that a liability has been incurred and the amount of the loss can be projected.

CardioNet v. Mednet Litigation

        On May 8, 2012, CardioNet, Inc. filed suit against Mednet Healthcare Technologies, Inc., MedTel 24, Inc., RhythmWatch LLC, and AMI Cardiac Monitoring, Inc., in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 2:12-CV-2517-JS) for patent infringement related to the making, use, offering for sale, and sale of the Heartrak ECAT device and monitoring services. The suit asserted that the defendants were infringing CardioNet's U.S. Patent Nos. 7,212,850, 7,907,996, 6,569,095, 7,587,237 and 7,941,207. CardioNet sought an injunction against each defendant, as well as monetary damages. The defendants asserted counterclaims alleging the patents in suit were invalid and not infringed.

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

        Simultaneously with the entry on of the consent judgment BioTelemetry, through its CardioNet subsidiary, entered into a definitive stock purchase agreement, to purchase all of the outstanding capital stock of Mednet and its affiliated entities for consideration of $5,500 in cash and 96,649 shares of our common stock, valued at $705 at closing. In addition, as a result of the acquisition, we assumed indebtedness from the Mednet entities in the aggregate amount of $9,720, including interest.

        Under the terms of the Consent Judgment entered by the Court, Medtel 24 was granted a limited, non-exclusive, license for the Heartrak ECAT system for a period of one year. On the 364th day of such license, MedTel 24 filed a Motion to Set Aside the Consent Judgment and served the Company with a Demand for Arbitration. We are vigorously defending the claim and believe it to be without merit.

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

        On May 10, 2013, CardioNet, Inc. and Braemar Manufacturing, LLC filed an Amended Complaint identifying Braemar as the new owner of all right, title and interest to the patents in suit with

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2014, 2013 and 2012

(In thousands, except share and per share amounts)

15. Legal Proceedings (Continued)

CardioNet as the exclusive licensee of these patents. Fact discovery closed on June 30, 2014, and the trial has been re-scheduled for June 8, 2015. Consistent with the accounting for contingent liabilities, no accrual has been recorded in the financial statements. We are vigorously pursuing our claims and defending against the counterclaims.

16. Civil Investigative Demand

        On August 25, 2011, we received a Civil Investigative Demand ("CID") issued by the U.S. Department of Justice, Western District of Washington. The CID states that it was issued in the course of an investigation under the Federal False Claims Act and seeks documents for the period January 1, 2007 through the date of the CID. The CID indicates that the investigation concerns allegations that we may have used inappropriate diagnosis codes when submitting claims for payment to Medicare for our real-time, MCOT™ services. During the second quarter of 2014, we reached an agreement in principle for a potential settlement; however, the pending settlement is subject to satisfactory negotiation and completion of a settlement agreement. As result, we recorded a non-operating charge of $6,400 in the first half of 2014. This reserve was recorded to Other (loss) income, net in the consolidated statements of operations and is included in Accrued liabilities on the balance sheet.

        The final outcome of any current or future litigation or governmental or internal investigations, including the potential settlement, cannot be accurately predicted, nor can we predict any resulting penalties, fines or other sanctions that may be imposed at the discretion of federal or state regulatory authorities. We record accruals for such contingencies to the extent that it concludes it is probable that a liability has been incurred and the amount of the loss can be projected.

17. Quarterly Financial Data (Unaudited)

        The following tables summarize the unaudited quarterly financial data for the last two fiscal years.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amount)
2014
Total revenues	$37,162	$42,650	$43,113	$43,653
Gross profit	21,644	23,613	23,678	24,529
Integration, restructuring and other charges	2,980	1,000	1,045	2,073
(Loss) income from operations	(3,696)	(401)	486	(702)
Net loss	(4,122)	(3,988)	(29)	(1,654)
Basic and diluted net loss per share	$(0.16)	$(0.15)	$(0.00)	$(0.06)
2013
Total revenues	$32,418	$32,104	$31,874	$33,105
Gross profit	19,545	19,496	19,234	20,795
Integration, restructuring and other charges	1,202	2,541	3,077	1,162
Income (loss) from operations	(2,034)	(2,238)	(2,835)	226
Net income (loss)	(2,087)	(2,299)	(2,956)	23
Basic and diluted net income (loss) per share	$(0.08)	$(0.09)	$(0.12)	$0.00

18. Subsequent Events

        None.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Prior to the filing of this Report on Form 10-K, an evaluation was performed under the supervision of and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of December 31, 2014, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 240.15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

  (i)
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

  (ii)
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors; and

  (iii)
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

        Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal

Control—Integrated Framework (2013). Based on management's assessment and those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

        The effectiveness of the Company's internal control over financial reporting did not include the internal controls of Mednet Healthcare Technologies, Inc., Heartcare Corporation of America, Inc., Universal Medical, Inc., and Universal Medical Laboratory, Inc. which were included in the Company's consolidated financial statements for the year ended December 31, 2014, due to the timing of the acquisition.

        The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
BioTelemetry, Inc.

        We have audited BioTelemetry, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria"). BioTelemetry, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Mednet Healthcare Technologies, Inc., Heartcare Corporation of America, Inc., Universal Medical, Inc., and Universal Medical Laboratory, Inc. (together, "Mednet"), which are included in the 2014 consolidated financial statements of BioTelemetry, Inc. and constituted 22% and 4% of total and net assets, respectively, as of December 31, 2014 and 14% of revenues for the year then ended. Our audit of internal control over financial reporting of BioTelemetry, Inc. also did not include an evaluation of the internal control over financial reporting of Mednet.

        In our opinion, BioTelemetry, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BioTelemetry, Inc. as of

December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive income (loss), cash flows and shareholders' equity for each of the three years in the period ended December 31, 2014 of BioTelemetry, Inc. and our report dated February 23, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 23, 2015

Item 9B.    Other Information

        On February 16, 2015, the Compensation Committee of the Board of Directors of the Company approved a salary increase for Fred Broadway, Senior Vice President—Sales and Marketing from $271,700 to $285,285.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information with respect to this Item is incorporated by reference from our definitive proxy statement in connection with the 2015 Annual Meeting of Stockholders, or the Proxy Statement, unless the Proxy Statement is not filed by April 30, 2015, in which case we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

        BioTelemetry emphasizes the importance of professional business conduct and ethics through its corporate governance initiatives. Our Board of Directors has adopted a code of business conduct and ethics that applies to all employees, directors and officers, including our principal executive officer and principal financial officer. Our corporate governance information and materials, including our Code of Business Conduct and Ethics, are posted under "Corporate Governance" in the Investors section of our website at www.biotelinc.com. Our Board regularly reviews corporate governance developments and modifies these materials and practices as warranted. To the extent we make amendments to or grant waivers from our Code of Business Conduct and Ethics in the future, we intend to disclose the amendments and waivers on our website.

Item 11.    Executive Compensation

        Information required by this Item is incorporated by reference from the Proxy Statement unless the Proxy Statement is not filed on or before April 30, 2015, in which case we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required by this Item is incorporated by reference from the Proxy Statement unless the Proxy Statement is not filed on or before April 30, 2015, in which case we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

Equity Compensation Plan Information

        The following table presents the equity compensation plan information as of December 31, 2014:

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Employee and non-employee director stock option plans	4,115,486	$5.83	1,834,017
Employee stock purchase plan	39,232	$5.11	428,151

Total	4,154,718	$5.82	2,262,168

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information with respect to this Item is incorporated by reference from the Proxy Statement unless the Proxy Statement is not filed on or before April 30, 2015, in which case we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

Item 14.    Principal Account Fees and Services

        Information required by this Item is incorporated by reference from the Proxy Statement unless the Proxy Statement is not filed on or before April 30, 2015, in which case we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

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

(b)
See Item 15(a)(3) above.

(c)
See Item 15(a)(2) above.

 SCHEDULE II

	Beginning Balance	Additions Charged To Expense	Deductions From Reserve	Ending Balance
Allowance for Doubtful Accounts
Year ended December 31, 2014	$7,640	$9,347	$(6,325)	$10,662
Year ended December 31, 2013	$7,617	$7,787	$(7,763)	$7,640
Year ended December 31, 2012	$9,889	$11,912	$(14,184)	$7,617

EXHIBIT INDEX

Exhibit Number		Description
2.1		Stock Purchase Agreement by and among CardioNet, LLC, Mednet Healthcare Technologies, Inc., Heartcare Corporation of America, Inc., Universal Medical, Inc., Universal Medical Laboratory, Inc. and Frank Movizzo, dated as of January 31, 2014 (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed, February 3, 2014).
2.2
		Stock Purchase Agreement by and among the CardioNet, LLC, ECG Scanning and Medical Services, Inc. and the Stockholder Representatives (as defined therein), dated as of February 10, 2012. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed February 10, 2012 (File No. 001-33993)).
2.3
		Agreement and Plan of Reorganization, dated as of April 22, 2013, by and among CardioNet, Inc., the Registrant and BioTelemetry Merger Sub, Inc. (incorporated by reference to the Registrant's registration statement on Form S-4 and amendments thereto (File No. 333-188058)).
3.1		Certificate of Incorporation of BioTelemetry, Inc. (incorporated by reference to the Registrant's registration statement on Form S-4 and amendments thereto (File No. 333-188058)).
3.2		Bylaws of BioTelemetry, Inc. (incorporated by reference to the Registrant's registration statement on Form S-4 and amendments thereto (File No. 333-188058))
10.1		CardioNet, Inc. Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to CardioNet, Inc.'s registration statement on Form S-1 and amendments thereto (File No. 333-145547)).
10.2	(1)
		CardioNet, Inc. 2008 Equity Incentive Plan and Form of Stock Option Agreement thereunder (incorporated by reference to Exhibit 10.3 to CardioNet, Inc.'s registration statement on Form S-1 and amendments thereto (File No. 333-145547)).
10.3	(1)
		CardioNet, Inc. 2008 Non-Employee Directors' Stock Option Plan and Form of Stock Option Agreement thereunder (incorporated by reference to Exhibit 10.4 to CardioNet, Inc.'s registration statement on Form S- 1 and amendments thereto (File No. 333-145547)).
10.4	(1)
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
10.6
		Building Sublease Agreement dated May 23, 2013, between CardioNet, Inc. and Here North America, LLC. (incorporated by reference to Exhibit 99.1 to CardioNet, Inc.'s Current Report on Form 8-K, dated May 23, 2013(File No. 001-33993)).
10.7
		Amendment No. 8 dated February 1, 2010 to the Communication Voice and Data Services Provider Agreement dated May 12, 2003 between the Company and Verizon (as successor to Qualcomm Incorporated and nPhase, LLC), as amended (incorporated by reference to Exhibit 10.19 to CardioNet, Inc.'s Current Report on Form 8-K, dated November 30, 2011).

Exhibit Number		Description
10.8		Purchase Agreement dated September 14, 2001 between CardioNet, Inc. and Varian, Inc. (a wholly-owned subsidiary of Jabil Circuit, Inc.) (incorporated by reference to Exhibit 10.20 to CardioNet, Inc.'s registration statement on Form S-1 and amendments thereto (File No. 333-145547)).
10.9
		Consignment Inventory Agreement dated September 13, 2004 between CardioNet, Inc. and Varian, Inc. (a wholly-owned subsidiary of Jabil Circuit, Inc.) (incorporated by reference to Exhibit 10.21 to CardioNet, Inc.'s registration statement on Form S-1 and amendments thereto (File No. 333-145547)).
10.10	(1)	CardioNet, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to CardioNet, Inc.'s Current Report on Form 8-K filed October 28, 2008 (File No. 001-33993)).
10.11	(1)	CardioNet, Inc. Compensation Program for Non-Employee Directors (incorporated by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed January 28, 2009 (File No. 001-33993)).
10.12	(1)
		Employment Agreement, dated as of June 15, 2010, between Joseph H. Capper and CardioNet, Inc. (incorporated by reference to Exhibit 99.2 to CardioNet, Inc.'s Current Report on Form 8-K filed June 18, 2010 (File No. 001-33993)).
10.13	(1)
		Employment Agreement, dated as of January 28, 2010, between CardioNet, Inc. and Heather Getz (incorporated by reference to Exhibit 10.36 to CardioNet, Inc.'s Annual Report on Form 10-K filed February 23, 2010 (File No. 001-33993)).
10.14	(1)
		Employment Agreement, dated as of December 7, 2010, between CardioNet, Inc. and Daniel Wisniewski (incorporated by reference to Exhibit 10.38 to CardioNet, Inc.'s Annual Report on Form 10-K, filed February 25, 2010(File No. 001-33993)).
10.15	(1)
		Employment Agreement dated as of February 7, 2011, between CardioNet, Inc. and Peter Ferola (incorporated by reference to Exhibit 10.1 to CardioNet, Inc.'s Quarterly Report on Form 10-Q dated May 6, 2011(File No. 001-33993)).
10.16	(1)
		Employment Agreement dated as of June 11, 2012, between CardioNet, Inc. and Michael Geldart (incorporated by reference to Exhibit 10.1 to CardioNet, Inc.'s Quarterly Report on Form 10-Q filed August 9, 2012(File No. 001-33993)).
10.17	(1)
		Employment Agreement dated as of July 30, 2010, between CardioNet, Inc. and Fred Anthony Broadway III (incorporated by reference to Exhibit 10.26 to CardioNet, Inc.'s Annual Report on Form 10-K filed February 22, 2013(File No. 001-33993)).
10.18
		Credit and Security Agreement, dated as of February 21, 2014, by and among CardioNet, LLC, BioTelemetry, Inc., Braemar Manufacturing, LLC, cardioCORE Lab, LLC, ECG Scanning & Medical Services LLC, Heartcare Corporation of America, Inc., Mednet Healthcare Technologies, Inc., Universal Medical, Inc. and Universal Medical Laboratory, Inc., each as a borrower, and The Bancorp Bank, as administrative agent and lender, and the additional lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 24, 2014).
10.19
		Promissory Note, dated as of February 21, 2014, in the principal amount of $9,830,000, issued in favor of The Bancorp Bank (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed February 24, 2014).

Exhibit Number		Description
10.20		Assumption and Joinder Agreement and Amendment to Credit Agreement, dated as of February 21, 2014, among BioTelemetry, Inc., CardioNet, LLC, cardioCORE Lab, LLC, Braemar Manufacturing, LLC, ECG Scanning & Medical Services LLC, each as an existing borrower, and Midcap Funding IV, LLC, as agent, and Mednet Healthcare Technologies, Inc., Heartcare Corporation of America, Inc., Universal Medical, Inc. and Universal Medical Laboratory, Inc., each as joining borrowers (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed February 24, 2014).
10.21
Fourth Amended and Restated Revolving Loan Note, dated as of February 21, 2014, in the principal amount of $15,000,000, issued in favor of Midcap Funding IV, LLC (incorporated by reference to Exhibit10.4 to the Registrant's Current Report on Form 8-K filed February 24, 2014).
10.22
Asset Purchase Agreement by and between CardioNet, LLC and Biomedical Systems Corporation dated as of March 19, 2014 (incorporated by reference to Exhibit2.1 to the Registrant's Current Report on Form 8-K filed March 20, 2014).
23	*	Consent of Ernst & Young LLP.
31.1	*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.
32	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: February 23, 2015	BioTelemetry, Inc.
	By:	/s/ JOSEPH H. CAPPER Joseph H. Capper President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH H. CAPPER Joseph H. Capper	President and Chief Executive Officer (Principal Executive Officer)	February 23, 2015
/s/ HEATHER C. GETZ Heather C. Getz, CPA	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2015
/s/ KIRK E. GORMAN Kirk E. Gorman	Chairman and Director	February 23, 2015
/s/ RONALD A. AHRENS Ronald A. Ahrens	Director	February 23, 2015
/s/ ANTHONY J. CONTI Anthony J. Conti	Director	February 23, 2015
/s/ JOSEPH A. FRICK Joseph A. Frick	Director	February 23, 2015
/s/ REBECCA RIMEL Rebecca Rimel	Director	February 23, 2015
/s/ ROBERT J. RUBIN Robert J. Rubin, M.D.	Director	February 23, 2015