Form 10-Q
period 2015-03-31
BioTelemetry, Inc.
filed 2015-05-07
CIK 1574774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 4, 2015, 27,051,315 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

BIOTELEMETRY, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2015

Unless the context otherwise indicates or requires, the terms “we,” “our,” “us,” “BioTelemetry,” and the “Company,” as used in this Form 10-Q, refer to BioTelemetry, Inc. and its directly and indirectly owned subsidiaries, including its legal subsidiaries, CardioNet, LLC, Braemar Manufacturing, LLC, Cardiocore Lab, LLC, Mednet Healthcare Technologies, Inc., Heartcare Corporation of America, Inc., Universal Medical, Inc., and Universal Medical Laboratory, Inc. as a combined entity, except where otherwise stated or where it is clear that the terms mean only BioTelemetry, Inc. exclusive of its subsidiaries.

FORWARD-LOOKING STATEMENTS

This document includes certain forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995 regarding, among other things, our growth prospects, the prospects of our products and our confidence in our future.  These statements may be identified by words such as “expect,” “anticipate,” “estimate,” “intend,” “plan,” “believe,” “promises” and other words and terms of similar meaning.  Examples of forward-looking statements include statements we make regarding our ability to increase demand for our products and services, to leverage our MCOTTM platform to expand into new markets, our market share, our expectations regarding revenue trends in our segments and the achievement of cost efficiencies through process improvement and gross margin improvements.  Such forward looking statements are based on current expectations and involve inherent risks and uncertainties, including important factors that could delay, divert, or change any of these expectations, and could cause actual outcomes and results to differ materially from current expectations.  These factors include, among other things:

•                  our ability to successfully integrate newly-acquired businesses, such as Mednet, Biomedical Systems and Radcore, into our business;

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

•                  adverse regulatory action;

•                  interruptions or delays in the telecommunications systems that we use;

•                  our ability to successfully resolve outstanding legal proceedings; and

•                  the other factors that are described in Item 1A. “Risk Factors” of our latest Annual Report on Form 10-K.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as may be required by law.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

BIOTELEMETRY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	March 31, 2015	December 31, 2014

ASSETS

Current assets:
Cash and cash equivalents	$12,293	$20,007
Accounts receivable, net of allowance for doubtful accounts of $11,067 and $10,347, at March 31, 2015 and December 31, 2014, respectively	14,968	15,184
Other receivables, net of allowance for doubtful accounts of $369 and $315 at March 31, 2015 and December 31, 2014, respectively	10,188	9,362
Inventory	3,022	2,566
Prepaid expenses and other current assets	1,846	2,352
Total current assets	42,317	49,471
Property and equipment, net	21,413	21,703
Intangible assets, net	22,130	22,720
Goodwill	29,831	29,596
Other assets	1,472	1,288
Total assets	$117,163	$124,778

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,997	$13,195
Accrued liabilities	10,308	18,460
Current portion of capital leases	428	480
Current portion of long-term debt	1,250	938
Deferred revenue	3,561	2,248
Total current liabilities	27,544	35,321
Deferred tax liability	1,406	1,258
Long-term portion of capital leases	304	388
Long-term debt	22,807	23,070
Deferred rent	1,051	1,065
Total liabilities	53,112	61,102

Stockholders’ equity:
Common stock—$.001 par value as of March 31, 2015 and December 31, 2014; 200,000,000 shares authorized as of March 31, 2015 and December 31, 2014; 27,232,013 and 26,693,248 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	27	27
Paid-in capital	267,691	267,236
Accumulated other comprehensive loss	(11)	—
Accumulated deficit	(203,656)	(203,587)
Total stockholders’ equity	64,051	63,676
Total liabilities and stockholders’ equity	$117,163	$124,778

See accompanying notes.

BIOTELEMETRY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues:
Patient services	$34,981	$29,294
Research services	5,428	4,840
Product	3,026	3,028
Total revenues	43,435	37,162

Cost of revenues:
Patient services	13,177	11,126
Research services	2,953	2,756
Product	2,082	1,636
Total cost of revenues	18,212	15,518

Gross profit	25,223	21,644

Operating expenses:
General and administrative	11,397	10,772
Sales and marketing	7,183	7,440
Bad debt expense	2,349	2,359
Research and development	1,965	1,789
Integration, restructuring and other charges	1,860	2,980
Total operating expenses	24,754	25,340

Income (loss) from operations	469	(3,696)
Interest and other loss, net	(390)	(3,271)

Income (loss) before income taxes	79	(6,967)
(Loss) benefit from income taxes	(148)	2,845

Net loss	$(69)	$(4,122)
Net loss per common share:
Basic and diluted	$(0.00)	$(0.16)
Weighted average number of common shares outstanding:
Basic and diluted	26,934,707	26,110,825

Other comprehensive loss:
Foreign currency translation loss	(11)	—
Comprehensive loss	$(80)	$—

See accompanying notes.

BIOTELEMETRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(69)	$(4,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	2,349	2,359
Depreciation	2,052	2,065
(Decrease) increase in deferred rent	(14)	100
Deferred income tax expense (benefit)	148	(2,869)
Stock-based compensation	1,120	1,003
Amortization of intangibles	900	688
Accretion of discount on debt	49	—
Changes in operating assets and liabilities:
Accounts receivable	(2,959)	(5,022)
Inventory	(456)	(104)
Prepaid expenses and other assets	322	516
Accounts payable	(1,198)	1,771
Accrued and other liabilities	(450)	(1,545)
Liability associated with the Civil Investigative Demand	(6,400)	3,100
Net cash used in operating activities	(4,606)	(2,060)

Investing activities
Acquisition of business, net of cash acquired	—	(5,700)
Purchases of property and equipment and investment in internally developed software	(2,072)	(3,859)
Net cash used in investing activities	(2,072)	(9,559)

Financing activities
(Payments) proceeds related to stock-based compensation	(900)	357
Issuance of long-term debt	—	9,830
Repayment of long-term debt	—	(8,563)
Principal payments on capital lease obligations	(136)	(112)
Net cash (used in) provided by financing activities	(1,036)	1,512

Net decrease in cash and cash equivalents	(7,714)	(10,107)
Cash and cash equivalents — beginning of period	20,007	22,151
Cash and cash equivalents — end of period	$12,293	$12,044

Supplemental disclosure of cash flow information
Cash paid for interest	$15	$19
Cash paid for taxes	$22	$105

See accompanying notes.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

1.              Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows.  In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and necessary for a fair presentation of BioTelemetry, Inc.’s (“BioTelemetry,” “Company,” “we,” “our” or “us” ) financial position as of March 31, 2015 and December 31, 2014 and the results of operations and cash flows for the three months ended March 31, 2015 and 2014.  The financial data and other information disclosed in these notes to the financial statements related to the three months ended March 31, 2015 and 2014 are unaudited.  The results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for any future period.

Net Loss

We compute net loss per share in accordance with ASC 260, Earnings Per Share.  The following summarizes the potential outstanding common stock as of the end of each period:

	March 31, 2015	March 31, 2014
Employee stock purchase plan estimated share options outstanding	68,595	97,333
Common stock options and restricted stock units (“RSUs”) outstanding	4,312,262	4,356,616
Common stock available for grant	3,048,890	2,357,321
Common stock	27,232,013	26,271,593
Total	34,661,760	33,082,863

Basic net loss per share is computed by dividing net loss by the weighted average number of fully vested common shares outstanding during the period.  Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including stock options and RSUs.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share amounts)
Numerator:
Net loss	$(69)	$(4,122)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	26,934,707	26,110,825
Basic and diluted net loss per share	$(0.00)	$(0.16)

If the outstanding vested options or RSUs were exercised or converted into common stock, the result would be anti-dilutive for the three months ended March 31, 2015 and 2014.  Accordingly, basic and diluted net loss per share are the same for the three months ended March 31, 2015 and 2014.

Fair Value of Financial Instruments

The fair value of financial instruments is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.  Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, other receivables, accounts payable, short-term and long-term debt.  With the exception of the long-term debt, the carrying value of these financial instruments approximates their fair value because of their short-term nature (classified as Level 1).  For long-term debt, based on the borrowing rates currently available, the carrying value also approximates fair value as of March 31, 2015 (classified as Level 2).  We did not have any Level 3 assets or liabilities for the periods ended March 31, 2015 and December 31, 2014.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable related to the Patient Services segment are recorded at the time revenue is recognized, net of contractual allowances, and are presented on the balance sheet net of allowance for doubtful accounts.  The ultimate collection of accounts receivable may not be known for several months after services have been provided and billed.  We record an allowance for doubtful accounts based on the aging of receivables using historical company specific data.  The percentages and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods and analyses, including current and historical cash collections and the aging of receivables by payor.  Because of continuing changes in the health care industry and third party reimbursement, it is possible that our estimates of collectability could change, which could have a material impact on our operations and cash flows.

Other receivables related to the Product and Research Services segments are recorded at the time revenue is recognized, or when  products are shipped or services are performed.  We estimate the allowance for doubtful accounts on a specific account basis and consider several factors in our analysis, including customer specific information and aging of the account.

We write off receivables when the likelihood for collection is remote and when we believe collection efforts have been fully exhausted and we do not intend to devote additional resources in attempting to collect.  We perform write-offs on a monthly basis.  In the Patient Services segment, we wrote off $1,575 and $1,925 of receivables for the three months ended March 31, 2015 and 2014, respectively.  The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts.  There were no material write-offs in the Product and Research Services segments.  We recorded bad debt expense of $2,349 and $2,359, respectively, for the three months ended March 31, 2015 and 2014.

Goodwill

Goodwill is the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in a business combination.  In accordance with ASC 350, Intangibles — Goodwill and Other, goodwill is reviewed for impairment annually, or when events arise that could indicate that impairment exists.  The provisions of ASC 350 require that we perform a two-step impairment test.  In the first step, we compare the fair value of our reporting units to the carrying value of the reporting units.  If the carrying value of the net assets assigned to the reporting units exceeds the fair value of the reporting units, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting units’ goodwill.  If the carrying value of the reporting units’ goodwill exceeds the implied fair value, an impairment loss equal to the difference is recorded.

For the purpose of performing our goodwill impairment analysis, we consider our business to be comprised of three reporting units: Patient Services, Product and Research Services.  We calculate the fair value of the reporting units utilizing a weighting of the income and market approaches.  The income approach is based on a discounted cash flow methodology that includes assumptions for, among other things, forecasted income, cash flow, growth rates, income tax rates, expected tax benefits and long-term discount rates, all of which require significant judgment.  The market approach utilizes our market data.  There are inherent uncertainties related to these factors and the judgment applied in the analysis.  We believe that the combination of an income and a market approach provides a reasonable basis to estimate the fair value of our reporting units.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs.  The new standard will require debt issuance costs to be presented on the balance sheet as a direct reduction of the carrying value of the associated debt liability, consistent with the presentation of debt discounts.  Currently, debt issuance costs are presented as a deferred asset.  The recognition and measurement requirements will not change as a result of this guidance.  The standard is effective for the annual reporting periods beginning after December 15, 2015 and will be applied on a retrospective basis.   This amendment will not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition.  The new standard will require revenue recognized to represent the transfer of promised goods or services to customers in an amount that reflects the consideration in which a company expects to receive in exchange for those goods or services.  The standard also requires new, expanded disclosures regarding revenue recognition and is effective for the annual reporting periods beginning after December 15, 2016.  We are currently evaluating the impact the adoption of this standard will have on the consolidated financial statements.

Reclassifications

The change in the “Liability associated with the Civil Investigative Demand” was reclassified from the change in “Accrued and other liabilities” in the statement of cash flows at March 31, 2014 in order to conform to the presentation at March 31, 2015.

2.    Acquisitions

RadCore Lab, LLC

On June 3, 2014, we acquired the assets of RadCore Lab, LLC (“RadCore”), an imaging core lab serving the biopharmaceutical and medical device research market.  This acquisition broadens our offerings and adds new oncology, musculoskeletal and neurological imaging capabilities, supported by a state-of-the-art, cloud-based analysis platform.  We paid $400 in cash at closing and 22,513 shares of our common stock, valued at $200 at closing.  While this acquisition provides growth potential, the acquisition of RadCore did not have a material effect on our financial condition, results of operations or cash flows.

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

The purchase price allocation was completed in the first quarter of 2015. The amounts below represent the final fair value of assets acquired.

Fair value of assets acquired:
Property and equipment	$882
Goodwill	3,559
Intangible assets	4,209
Net assets acquired	$8,650

The allocation of intangible assets is comprised of the following:

	Estimated Useful Life (Years)	Fair Value
Customer relationships	15	$2,100
Technology	4	1,849
Covenants not to compete	7	260
Total intangible assets		$4,209

Goodwill recorded in connection with this acquisition is attributable to synergies expected to arise from cost savings opportunities.  All of the recorded goodwill is included in the Patient Services segment.

Mednet Healthcare Technologies, Inc.

On January 31, 2014, we acquired Mednet Healthcare Technologies, Inc., Heartcare Corporation of America, Inc., Universal Medical, Inc., and Universal Medical Laboratory, Inc. (together, “Mednet”).  Mednet provides cardiac monitoring services and is an original equipment manufacturer of cardiac monitoring devices.  The acquisition gave us access to established customer relationships.  Upon the closing of the transaction, we acquired all of the issued and outstanding capital stock, and Mednet became a wholly-owned subsidiary. We paid $5,500 in cash at closing and 128,866 shares of our common stock, valued at $940 at closing.  In addition, as a result of the acquisition, we assumed indebtedness from Mednet in the aggregate amount of $9,720, including interest.  The acquisition has been included within the consolidated results of operations and financial condition from the date of the acquisition.

The purchase price allocation was completed in the first quarter of 2015. The amounts below represent the final fair value of assets acquired.

Fair value of assets acquired:
Cash and cash equivalents	$(199)
Accounts receivable	3,879
Prepaid expenses and other current assets	311
Property and equipment	3,429
Goodwill	9,589
Intangible assets	9,220
Other assets	317
Total assets acquired	26,546
Liabilities assumed:
Accounts payable	4,427
Accrued expenses	2,932
Other liabilities	3,027
Long-term debt, capital leases, note payable and related interest	9,720
Total liabilities assumed	20,106
Net assets acquired	$6,440

The allocation of intangible assets is comprised of the following:

	Estimated Useful Life (Years)	Fair Value
Customer relationships	13	$6,500
Technology	5	1,600
Covenants not to compete	5	420
Indefinite-lived trade name		700
Total intangible assets		$9,220

Goodwill recorded in connection with this acquisition is attributable to the assembled workforce and synergies expected to arise from cost savings opportunities.  All of the recorded goodwill is included in the Patient Services segment.

The unaudited pro forma information below presents combined results of operations as if the acquisition had occurred at the beginning of the period presented instead of January 31, 2014. The proforma information presented below does not include anticipated synergies or certain other expected benefits of the acquisition and should not be used as a predictive measure of our future results of operations.

March 31,
2014
Revenue	$40,660
Net Loss	$(2,369)
Net loss per common share:
Basic and Diluted	$(0.09)
Weighted average number of shares:
Basic	26,110,825

3.              Inventory

Inventory consists of the following:

	March 31, 2015	December 31, 2014
Raw materials and supplies	$2,814	$2,347
Finished goods	208	219
Total inventories	$3,022	$2,566

Inventories, which include purchased parts, materials, direct labor and applied manufacturing overhead, are stated at the lower of cost or net realizable value, with cost determined by use of the first-in, first-out method.

4.              Integration, Restructuring and Other Charges

We account for expenses associated with exit or disposal activities in accordance with ASC 420, Exit or Disposal Cost Obligations, and record the expenses in “Integration, restructuring and other charges” in our statement of operations and record the related accrual in the “Accrued liabilities” line on our balance sheet.

For the three months ended March 31, 2015 and 2014, we incurred expenses related to integration, restructuring and other activities.  These expenses were primarily a result of patent litigation, the Civil Investigative Demand, as well as the activities surrounding our acquisitions.  A summary of these expenses is as follows:

	Three Months Ended March 31,
	2015	2014
Legal fees	$1,628	$2,449
Professional fees	12	369
Severance and employee related costs	220	162
Total	$1,860	$2,980

5.              Stockholders’ Equity

Stock-Based Compensation

As a result of stock-based compensation expense, our loss before income taxes increased by $1,120, or $(0.04) per basic and diluted share, and $1,003, or $(0.04) per basic and diluted share, as of March 31, 2015 and 2014, respectively.

Stock option and restricted stock unit (“RSU”) activity is summarized for the three months ended March 31, 2015 as follows:

	Stock Options		Restricted Stock Units
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value
Options/RSUs outstanding as of December 31, 2014	3,250,852	$6.40	864,634	$3.68
Granted	377,786	$10.33	229,092	$10.34
Cancelled/Forfeited	(22,871)	$15.16	(3,500)	$8.61
Exercised/Vested	(25,616)	$4.43	(358,115)	$3.12
Options/RSUs outstanding as of March 31, 2015	3,580,151	$6.77	732,111	$6.66

At March 31, 2015 and December 31, 2014, we had 284,423 performance share units (“PSUs”) outstanding.  There were no grants, forfeitures or vesting of PSUs during the quarter ended March 31, 2015.  Stock compensation expense will only be recognized once the performance conditions of the outstanding PSUs are deemed probable of achievement.  For the quarter ended March 31, 2015, no stock compensation expense has been recognized as achievement of the performance conditions has been deemed not probable.  The grant date value per PSU is $8.68.

Employee Stock Purchase Plan

In 2015, 122,817 shares were purchased in accordance with the Employee Stock Purchase Plan (ESPP).  Net proceeds from the issuance of shares of common stock under the ESPP for the three months ended March 31, 2015 were $498.  In January 2015, the number of shares available for grant was increased by 267,240, per the ESPP documents.  At March 31, 2015, approximately 572,574 shares remain available for purchase under the ESPP.

6.              Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur.  We review and update our estimated annual effective tax rate each quarter.  For the three months ended March 31, 2015, our estimated annual effective tax rate was a provision of 7.10%.  The income tax expense of $148 includes a discrete charge of $117 which was related to a deferred tax liability recorded for indefinite lived intangibles.  For the three months ended March 31, 2014, our estimated annual effective tax rate was zero.  We recorded $2,869 of a tax benefit for the three months ended March 31, 2014 related to the Mednet acquisition.

As of March 31, 2015, in accordance with ASC 740, we maintained a full valuation allowance against net deferred tax assets, with the exception of the deferred tax liability recorded for indefinite lived intangibles.  We will continue to maintain a full valuation allowance until such time we can reasonably estimate the probability of realizing a benefit from the deferred tax assets.

7.              Credit Agreement

On December 30, 2014, we entered into a Credit Agreement with The General Electric Capital Corporation (“GE Capital”), as agent for the lenders (“Lenders”), and as a Lender and swingline lender. Pursuant to the Credit Agreement, the Lenders agreed to make loans to us as follows; (i) Term Loans in an amount of $25,000 as of the closing date with an uncommitted ability to increase such Term Loans up to an amount not to exceed $10,000 , and (ii) Revolving Loans up to $15,000, which remain undrawn as of  March 31, 2015.  The loan is recorded on our balance sheet in the amount of $24,057, which is net of a debt discount of $943 related to fees paid to GE Capital.

The GE Loans bear interest at an annual rate of LIBOR plus 4.0%, subject to a LIBOR floor of 1.0%.  The outstanding principal of the Term Loan will be paid as follows; (i) beginning April 1, 2015, the principal amount of the Term Loan will be repaid, on a quarterly basis, in installments of $312, plus accrued interest, (ii) beginning January 1, 2018, the principal amount of the Term Loan will be repaid, on a quarterly basis, in installments of $625, plus accrued interest, and (iii) beginning October 1, 2019, the remaining $16,563 will be paid in full on or before December 30, 2019, or such earlier date upon an acceleration of the Term Loan by the Lenders upon an event of default or termination by us.  The Loans are secured by substantially all of our assets and by a pledge of the capital stock of our U.S. based subsidiaries, as well as a pledge of 65% of the capital stock of Cardiocore Lab Ltd. and BioTelemetry Belgium.

The Credit Agreement contains affirmative and financial covenants regarding the operations of our business and certain negative covenants that, among other things, limit our ability to incur additional indebtedness, grant certain liens, make certain investments, merge or consolidate, make certain restricted payments and engage in certain asset dispositions, including a sale of all, or substantially all, of our property.  As of March 31, 2015, we were in compliance with our covenants.

8.              Segment Information

We operate under three segments: Patient Services, Product and Research Services.  The Patient Services segment is focused on the diagnosis and monitoring of cardiac arrhythmias or heart rhythm disorders with our comprehensive suite of cardiac monitoring solutions in a healthcare setting.  The Product segment focuses on the development, manufacturing, testing and marketing of medical devices to medical companies, clinics and hospitals.  Our Research Services segment is engaged in central core laboratory services providing cardiac monitoring, imaging, scientific consulting and data management services for drug and medical device trials. Intercompany revenue relating to the manufacturing of devices by the Product segment for the other segments is included on the intersegment revenue line.

Expenses that can be specifically identified with a segment have been included as deductions in determining pre-tax segment income.  Any remaining expenses, including research and development costs incurred by the Product segment for the benefit of the other segments, as well as the elimination of costs associated with intercompany revenue are included in Corporate and Other. Also included in Corporate and Other is net interest expense and other financing expenses.  We do not allocate assets to the individual segments.

For the three months ended:

	Patient Services	Research Services	Product	Corporate and Other	Consolidated
March 31, 2015
Revenues	$34,981	$5,428	$3,026	—	$43,435
Intersegment revenues	—	—	991	(991)	—
Income (loss) before income taxes	8,889	377	913	(10,100)	79
Depreciation and amortization	1,809	908	94	141	2,952
Capital expenditures	1,148	856	68	—	2,072

	Patient Services	Research Services	Product	Corporate and Other	Consolidated
March 31, 2014
Revenues	$29,294	$4,840	$3,028	—	$37,162
Intersegment revenues	—	—	3,036	(3,036)	—
Income (loss) before income taxes	5,533	(214)	2,086	(14,372)	(6,967)
Depreciation and amortization	1,572	884	133	164	2,753
Capital expenditures	3,401	405	53	—	3,859

9.              Civil Investigative Demand

On August 25, 2011, we received a Civil Investigative Demand issued by the U.S. Department of Justice, Western District of Washington.  The CID stated that it was issued in the course of an investigation under the Federal False Claims Act and sought documents for the period January 1, 2007 through the date of the CID.  The CID indicated that the investigation concerned allegations that we may have used inappropriate diagnosis codes when submitting claims for payment to Medicare for our real-time, MCOT™ services.  During the second quarter of 2014, we reached an agreement in principle for a potential settlement and a non-operating charge of $6,400 was recorded in the first half of 2014.  This reserve was recorded to “Interest and other loss, net” in the consolidated statements of operations and is included in “Accrued liabilities” on the balance sheet as of December 31, 2014.  During the first quarter of 2015, the settlement agreement was finalized and we paid $6,400 to the Department of Justice, which resulted in a reduction in “Cash and cash equivalents” and “Accrued liabilities” on the balance sheet as of March 31, 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014, and in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements.  This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties.  Our actual results and the timing of certain events could differ materially from those contained in these forward-looking statements due to a number of factors, including, but not limited to, those set forth herein and elsewhere in this report and in our other filings with the Securities and Exchange Commission.  See the “Forward-Looking Statements” section at the beginning of this report.

Company Background

We provide cardiac monitoring services, cardiac monitoring device manufacturing and centralized cardiac core laboratory services.  We operate under three reportable segments: Patient Services, Product and Research Services.  The Patient Services segment is focused on the diagnosis and monitoring of cardiac arrhythmias, or heart rhythm disorders. We offer cardiologists and electrophysiologists with a full spectrum of solutions which provides them with a single source of cardiac monitoring services.  These services range from the differentiated MCT service marketed as Mobile Cardiac Outpatient Telemetry™ (“MCOT™”) or External Cardiac Ambulatory Telemetry (“ECAT”), to wireless and trans telephonic event, Holter, Pacemaker and International Normalized Ratio (“INR”) monitoring.  The Product segment focuses on the development, manufacturing, testing and marketing of medical devices to medical companies, clinics and hospitals.  The Research Services segment is engaged in central core laboratory services providing cardiac monitoring, imaging, scientific consulting and data management services for pharmaceutical and medical device clinical trials.

Recent Acquisitions

In June 2014, we completed the acquisition of the assets of RadCore Lab, LLC (“RadCore”), an imaging core lab serving the biopharmaceutical and medical device research market.  This acquisition broadens our offerings and adds new oncology, musculoskeletal and neurological imaging capabilities, supported by a state-of-the-art, cloud-based analysis platform.  RadCore is included in the Research Services segment.

In April 2014, we completed the acquisition of substantially all of the assets of Biomedical Systems Corporation’s (“BMS”) cardiac event monitoring, Holter monitoring and mobile telemetry monitoring services.  The acquisition gave us access to internally developed Holter software and to established customer relationships and is primarily included in the Patient Services segment.

In January 2014, we completed the acquisition of Mednet Healthcare Technologies, Inc., Heartcare Corporation of America, Inc., Universal Medical, Inc., and Universal Medical Laboratory, Inc. (together, the “Mednet entities”).  Mednet provides cardiac monitoring services and is an original equipment manufacturer of cardiac monitoring devices.  The acquisition gave us access to established customer relationships and is included in the Patient Services and Product segments.

Revenue Recognition

Patient Services

Patient Services revenue includes revenue from MCT, wireless and trans telephonic event, Holter, Pacemaker and INR monitoring services.  We receive a significant portion of our revenue from third party commercial insurance organizations and governmental entities.  We also receive reimbursement directly from patients through co-pays and self-pay arrangements.  Billings for services reimbursed by contracted third party payors, including Medicare, are recorded as revenue net of contractual allowances.  Adjustments to the estimated receipts, based on final settlement with the third party payors, are recorded upon settlement.  If we do not have sufficient historical information regarding collectability from a given payor to support revenue recognition at the time of service, revenue is recognized when cash is received.  Unearned amounts are appropriately deferred until the service has been completed.  For the three months ended March 31, 2015 and 2014, revenue from Medicare as a percentage of our Patient Services revenue was 41.3% and 40.5%, respectively.

Research Services

Research Services revenue includes revenue for core laboratory services, including cardiac monitoring, imaging, scientific consulting and data management services.  Our Research Services revenues are provided on a fee for service basis, and revenue is recognized as the related services are performed.  We also provide consulting services on a time and materials basis and this revenue is recognized as the services are performed.  Our site support revenue, consisting of equipment rentals and sales along with related supplies and logistics management, are recognized at the time of sale or over the rental period.  Under a typical contract, customers pay us a portion of our fee for these services upon contract execution as an upfront deposit, some of which is typically nonrefundable upon contract termination.  Unearned revenues, including upfront deposits, are deferred, and then recognized as the services are performed.

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

Product

Product revenue includes revenue received from the sale of products, product repairs and supplies to medical companies, clinics and hospitals.  Our product revenue is recognized when shipped, or as service is completed.

Reimbursement — Patient Services

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable related to the Patient Services segment are recorded at the time revenue is recognized, net of contractual allowances, and are presented on the balance sheet net of allowance for doubtful accounts.  The ultimate collection of accounts receivable may not be known for several months after services have been provided and billed.  We record an allowance for doubtful accounts based on the aging of receivables using company specific historical data.  The percentages and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods and analyses, including current and historical cash collections and the aging of receivables by payor.  Because of continuing changes in the health care industry and third party reimbursement, it is possible that our estimates of collectability could change, which could have a material impact on our operations and cash flows.

Other receivables related to the Product and Research Services segments are recorded at the time revenue is recognized, or when products are shipped or services are performed.  We estimate the allowance for doubtful accounts on a specific account basis and consider several factors in our analysis, including customer specific information and the aging of the account.

We write off receivables when the likelihood for collection is remote and when we believe collection efforts have been fully exhausted and we do not intend to devote additional resources in attempting to collect.  We perform write-offs on a monthly basis.  In the Patient Services segment, we wrote off $1.6 million and $1.9 million of receivables for the three months ended March 31, 2015 and 2014, respectively.  The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts.  There were no material write-offs in the Product and Research Services segments.  We recorded bad debt expense of $2.3 million and $2.4 million, respectively, for the three months ended March 31, 2015 and 2014.

Integration, Restructuring and Other Charges

Integration, restructuring and other charges are related to strategic acquisitions, cost reduction programs, reorganizations and facility closures, as well as other costs that are not considered part of our ongoing business operations.

Results of Operations

Three Months Ended March 31, 2015 and 2014

Revenue.   Total revenue for the three months ended March 31, 2015 was $43.4 million compared to $37.2 million for the three months ended March 31, 2014, an increase of $6.2 million, or 16.9%.  Approximately half of the increase resulted from the Mednet and BMS acquisitions that occurred in the first and second quarters of 2014, respectively.  Excluding the impact of these acquisitions, the remaining increase was due to 8% organic volume growth in the Patient Services segment and an increase in the study volume in the Research Services segment.

Gross Profit.   Gross profit increased to $25.2 million for the three months ended March 31, 2015 from $21.6 million for the three months ended March 31, 2014.  The increase of $3.6 million, or 16.5%, was primarily due to the 16.9% increase in revenue.  Gross profit as a percentage of revenue was 58.1% for the three months ended March 31, 2015 compared to 58.2% for the three months ended March 31, 2014.  While the gross margin percentage was essentially flat year over year, there was a 250 basis point reduction due to the full quarter impact of the lower margin patient mix from the 2014 acquisitions offset by an equivalent benefit from operating efficiencies.

General and Administrative Expense.   General and administrative expense was $11.4 million for the three months ended March 31, 2015 compared to $10.8 million for the three months ended March 31, 2014.  The increase of $0.6 million, or 5.8%, was due primarily to the additional expense associated with the 2014 acquisitions in addition to an increase in general legal, consulting expense and employee related expense at the corporate level.  As a percent of total revenue, general and administrative expense was 26.2% for the three months ended March 31, 2015 compared to 29.0% for the three months ended March 31, 2014.

Sales and Marketing Expense.   Sales and marketing expense was $7.2 million for the three months ended March 31, 2015 compared to $7.4 million for the three months ended March 31, 2014.  The decrease of $0.2 million, or 3.5%, was due to a decrease in employee related expense in the Patient Services segment.  As a percent of total revenue, sales and marketing expense was 16.5% for the three months ended March 31, 2015 compared to 20.0% for the three months ended March 31, 2014.

Bad Debt Expense.   Bad debt expense was $2.3 million for the three months ended March 31, 2015 compared to $2.4 million for the three months ended March 31, 2014.  The decrease of $0.1 million, or 0.4%, was due to improved collections of accounts receivable with ongoing process improvements.  As a percentage of total revenue, bad debt expense was 5.4% for the three months ended March 31, 2015 compared to 6.3% for the three months ended March 31, 2014.  Substantially all of our bad debt expense relates to the Patient Services segment.  Bad debt expense in the Product and Research Services segments was minimal and is recorded on a specific account basis.

Research and Development Expense.   Research and development expense was $2.0 million for the three months ended March 31, 2015 compared to $1.8 million for the three months ended March 31, 2014.  The increase of $0.2 million, or 9.8%, was due to an increase in employee related and consulting expense related to our next generation device.  As a percent of total revenue, research and development expense was 4.5% for the three months ended March 31, 2015 compared to 4.8% for the three months ended March 31, 2014.

Integration, Restructuring and Other Charges.   During the three months ended March 31, 2015, we incurred $1.9 million of integration, restructuring and other charges.  Legal charges of $1.6 million were primarily related to patent litigation.  The severance and employee related costs of $0.2 million were associated with integration activities surrounding our acquisitions.  For the three months ended March 31, 2015, integration, restructuring and other charges were 4.3% of total revenue.

Total integration, restructuring and other charges were $3.0 million for the three months ended March 31, 2014.  The legal charges of $2.4 million related primarily to legal fees for patent litigation and the Civil Investigative Demand.  In addition, $0.4 million of professional fees were incurred for recent acquisitions and $0.2 million of severance and employee related costs were due to restructuring and integration related activities.  For the three months ended March 31, 2014, integration, restructuring and other charges were 8.0% of total revenue.

Interest and Other Loss, net.   Interest and other loss, net was $0.4 million for the three months ended March 31, 2015 compared to $3.3 million for the three months ended March 31, 2014.  The $2.9 million decrease was due to the non-operating charge of $3.1 million that we recorded in 2014 as a potential  settlement with the Department of Justice.  This settlement was ultimately finalized during the three months ended March 31, 2015.  This decrease was offset by a $0.2 million increase related to additional interest expense due to the expanded debt capacity that we secured in the fourth quarter 2014.

Income Taxes.   For the three months ended March 31, 2015, our estimated annual effective tax rate was a provision of 7.10% and we had income tax expense of $0.1 million due to a discrete charge related to a deferred tax liability recorded for indefinite lived intangibles.  For the three months ended March 31, 2014, our estimated annual effective tax rate was zero and we recorded a $2.9 million tax benefit related to the Mednet acquisition.

Net Loss.   We incurred a net loss of $0.1 million for the three months ended March 31, 2015 compared to a net loss of $4.1 million for the three months ended March 31, 2014.

Liquidity and Capital Resources

Our Annual Report on Form 10-K for the year ended December 31, 2014 includes a detailed discussion of our liquidity, contractual obligations and commitments.  The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

As of March 31, 2015, our principal source of liquidity was cash and cash equivalents of $12.3 million and net accounts receivable of $25.2 million.  We had working capital of $14.8 million as of March 31, 2015.

We used $4.6 million of cash in operations for the three months ended March 31, 2015.  Our ongoing operations during this period resulted in a loss of $0.1 million, which included $6.6 million of non-cash items primarily related to bad debt, depreciation, amortization and stock compensation expense.  These items were offset by the $6.4 million settlement paid to the Department of Justice and $4.7 million of cash used for the payment of legal expenses primarily related to patent litigation and for expenses that typically occur in the first quarter including the management bonus, the resetting of payroll taxes and annual sales meetings.

In addition, we used $2.1 million of cash for capital purchases primarily related to the investment in medical devices in the Patient and Research Services segments for use in our ongoing operations and the investment in internally developed software for the three months ended March 31, 2015.

In December 2014, we entered into a $25.0 million term loan and $15.0 revolving credit facility with The General Electric Capital Corporation (“GE Capital”) of which $17.4 million was used to repay the outstanding balances of the MidCap and Bancorp Loans.  Net proceeds of $6.2 million, after debt extinguishment, financing and closing fees and interest expense, were used to fund the settlement with the Department of Justice.  As of March 31, 2015, our revolving credit facility was undrawn.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our cash balance as of March 31, 2015 was $12.3 million.  As we do not invest in any short-term or long-term securities, we have no material exposure to interest rate risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015 to ensure that information required to be disclosed in these reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

Department of Justice Civil Investigation

On August 25, 2011, we received a Civil Investigative Demand issued by the U.S. Department of Justice, Western District of Washington.  The CID stated that it was issued in the course of an investigation under the Federal False Claims Act and sought documents for the period January 1, 2007 through the date of the CID.  The CID indicated that the investigation concerned allegations that we may have used inappropriate diagnosis codes when submitting claims for payment to Medicare for our real-time, MCOT™ services.  During the second quarter of 2014, we reached an agreement in principle for a potential settlement and a non-operating charge of $6,400 was recorded in the first half of 2014.  During the first quarter of 2015, the settlement agreement was finalized and we paid $6,400 to the Department of Justice.

Item 1A.  Risk Factors

In evaluating an investment in BioTelemetry common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2014, as well as the information contained in this Quarterly Report and other reports and registration statements filed by us with the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

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

BIOTELEMETRY, INC.

Date: May 7, 2015	By:	/s/ Heather C. Getz
Heather C. Getz, CPA
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and authorized officer of the Registrant)