Form 10-Q
period 2015-06-30
BioTelemetry, Inc.
filed 2015-08-06
CIK 1574774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 3, 2015, 27,118,623 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

BIOTELEMETRY, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2015

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

FORWARD-LOOKING STATEMENTS

This document includes certain forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995 regarding, among other things, our growth prospects, the prospects of our products and our confidence in our future.  These statements may be identified by words such as “expect,” “anticipate,” “estimate,” “intend,” “plan,” “believe,” “promises” and other words and terms of similar meaning.  Examples of forward-looking statements include statements we make regarding our ability to increase demand for our products and services, to leverage our MCOTTM platform to expand into new markets, our market share, our expectations regarding revenue trends in our segments and the achievement of cost efficiencies through process improvement and gross margin improvements.  Such forward looking statements are based on current expectations and involve inherent risks and uncertainties, including important factors that could delay, divert, or change any of these expectations, and could cause actual outcomes and results to differ materially from current expectations.  These factors include, among other things:

•                  our ability to successfully integrate acquired businesses, such as Mednet, Biomedical Systems and Radcore, into our business;

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

BIOTELEMETRY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	June 30, 2015	December 31, 2014

ASSETS

Current assets:
Cash and cash equivalents	$14,803	$20,007
Accounts receivable, net of allowance for doubtful accounts of $11,658 and $10,347, at June 30, 2015 and December 31, 2014, respectively	14,683	15,184
Other accounts receivable, net of allowance for doubtful accounts of $414 and $315 at June 30, 2015 and December 31, 2014, respectively	9,354	9,362
Inventory	3,206	2,566
Prepaid expenses and other current assets	1,405	2,352
Total current assets	43,451	49,471
Property and equipment, net	23,794	21,703
Intangible assets, net	21,339	22,720
Goodwill	29,831	29,596
Other assets	1,567	1,288
Total assets	$119,982	$124,778

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,963	$13,195
Accrued liabilities	10,854	18,460
Current portion of capital leases	374	480
Current portion of long-term debt	1,250	938
Deferred revenue	3,064	2,248
Total current liabilities	27,505	35,321

Deferred tax liability	1,381	1,258
Long-term portion of capital leases	218	388
Long-term debt	22,544	23,070
Deferred rent	1,083	1,065
Total liabilities	52,731	61,102

Stockholders’ equity:
Common stock—$.001 par value as of June 30, 2015 and December 31, 2014; 200,000,000 shares authorized as of June 30, 2015 and December 31, 2014; 27,074,983 and 26,693,248 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	27	27
Paid-in capital	268,718	267,236
Accumulated other comprehensive loss	(9)	—
Accumulated deficit	(201,485)	(203,587)
Total stockholders’ equity	67,251	63,676
Total liabilities and stockholders’ equity	$119,982	$124,778

See accompanying notes.

BIOTELEMETRY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Patient services	$36,255	$34,160	71,236	$63,454
Research services	5,441	5,245	10,869	10,085
Product	3,116	3,245	6,142	6,273
Total revenues	44,812	42,650	88,247	79,812

Cost of revenues:
Patient services	12,808	14,842	25,985	25,968
Research services	3,233	2,725	6,186	5,481
Product	2,038	1,470	4,120	3,106
Total cost of revenues	18,079	19,037	36,291	34,555

Gross profit	26,733	23,613	51,956	45,257

Operating expenses:
General and administrative	12,206	11,139	23,603	21,911
Sales and marketing	6,926	7,172	14,109	14,612
Bad debt expense	2,175	2,745	4,524	5,104
Research and development	1,631	1,958	3,596	3,747
Integration, restructuring and other charges	1,210	1,000	3,070	3,980
Total operating expenses	24,148	24,014	48,902	49,354

Income (loss) from operations	2,585	(401)	3,054	(4,097)
Interest and other loss, net	(439)	(3,587)	(829)	(6,858)

Income (loss) before income taxes	2,146	(3,988)	2,225	(10,955)
Benefit (loss) from income taxes	25	—	(123)	2,845

Net income (loss)	$2,171	$(3,988)	$2,102	$(8,110)
Net income (loss) per common share:
Basic	$0.08	$(0.15)	$0.08	$(0.31)
Diluted	$0.08	$(0.15)	$0.07	$(0.31)
Weighted average number of common shares outstanding:
Basic	27,071,839	26,434,047	27,003,273	26,272,436
Diluted	28,918,106	26,434,047	28,873,089	26,272,436

Other comprehensive income (loss):
Foreign currency translation gain (loss)	2	—	(9)	—
Comprehensive income (loss)	$2,173	$(3,988)	$2,093	$(8,110)

See accompanying notes.

BIOTELEMETRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net income (loss)	$2,102	$(8,110)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	4,524	5,104
Depreciation	4,074	4,436
Increase in deferred rent	18	411
Deferred income tax expense (benefit)	123	(2,869)
Stock-based compensation	2,182	1,968
Amortization of intangibles	1,885	1,559
Accretion of discount on debt	99	—
Changes in operating assets and liabilities:
Accounts receivable	(4,015)	(7,585)
Inventory	(640)	(104)
Prepaid expenses and other assets	668	688
Accounts payable	(1,232)	1,262
Accrued and other liabilities	(399)	709
Liability associated with the Civil Investigative Demand	(6,400)	6,400
Net cash provided by operating activities	2,989	3,869

Investing activities
Acquisition of business, net of cash acquired	—	(14,100)
Purchases of property and equipment and investment in internally developed software	(6,669)	(7,610)
Net cash used in investing activities	(6,669)	(21,710)

Financing activities
(Payments) proceeds related to stock-based compensation	(935)	458
Issuance of long-term debt	—	17,830
Repayment of long-term debt	(313)	(8,798)
Principal payments on capital lease obligations	(276)	(254)
Net cash (used in) provided by financing activities	(1,524)	9,236

Net decrease in cash and cash equivalents	$(5,204)	$(8,605)
Cash and cash equivalents - beginning of period	$20,007	$22,151
Cash and cash equivalents - end of period	$14,803	$13,546

Supplemental disclosure of cash flow information
Cash paid for interest	$359	$370
Cash paid for taxes	$161	$134

See accompanying notes.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

1.              Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows.  In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and necessary for a fair presentation of BioTelemetry, Inc.’s (“BioTelemetry,” “Company,” “we,” “our” or “us” ) financial position as of June 30, 2015 and December 31, 2014, the results of operations for the three and six months ended June 30, 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014.  The financial data and other information disclosed in these notes to the financial statements related to the three and six months ended June 30, 2015 and 2014 are unaudited.  The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for any future period.

Net Income (Loss)

We compute net income (loss) per share in accordance with ASC 260, Earnings Per Share.  The following summarizes the potential outstanding common stock as of the end of each period:

	June 30, 2015	June 30, 2014
Employee stock purchase plan estimated share options outstanding	35,533	102,454
Common stock options and restricted stock units (“RSUs”) outstanding	4,369,941	4,322,496
Common stock available for grant	2,462,695	2,038,347
Common stock	27,074,983	26,421,886
Total	33,943,152	32,885,183

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of fully vested common shares outstanding during the period.  Diluted net income (loss) per share is computed by giving effect to all potential dilutive common shares, including stock options and RSUs.

The following table presents the calculation of basic net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$2,171	$(3,988)	$2,102	$(8,110)
Denominator:
Weighted average shares used in computing basic net income (loss) per share	27,071,839	26,434,047	27,003,273	26,272,436
Basic net income (loss) per share	$0.08	$(0.15)	$0.08	$(0.31)

The following table presents the calculation of diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$2,171	$(3,988)	$2,102	$(8,110)
Denominator:
Weighted average shares used in computing diluted net income (loss) per share	28,918,106	26,434,047	28,873,089	26,272,436
Diluted net income (loss) per share	$0.08	$(0.15)	$0.07	$(0.31)

In the prior year, if the outstanding vested options or RSUs were exercised or converted into common stock, the result would be anti-dilutive for the three and six months ended June 30, 2014.  Accordingly, basic and diluted net loss per share are the same for the three and six months ended June 30, 2014.

Fair Value of Financial Instruments

The fair value of financial instruments is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.  Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, other receivables, accounts payable, short-term and long-term debt.  With the exception of the long-term debt, the carrying value of these financial instruments approximates their fair value because of their short-term nature (classified as Level 1).  For long-term debt, based on the borrowing rates currently available, the carrying value also approximates fair value as of June 30, 2015 (classified as Level 2).  We did not have any Level 3 assets or liabilities for the periods ended June 30, 2015 and December 31, 2014.

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

We write off receivables when the likelihood for collection is remote and when we believe collection efforts have been fully exhausted and we do not intend to devote additional resources in attempting to collect.  We perform write-offs on a monthly basis.  In the Patient Services segment, we wrote off $3,115 and $2,851 of receivables for the six months ended June 30, 2015 and 2014, respectively.  The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts.  There were no material write-offs in the Product and Research Services segments.  We recorded bad debt expense of $2,175 and $4,524, for the three and six months ended June 30, 2015, respectively.  We recorded bad debt expense of $2,745 and $5,104, for the three and six months ended June 30, 2014, respectively.

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

Recent Accounting Pronouncements

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory.  The new standard will require inventory to be measured at the lower of cost or net realizable value.  The guidance will not apply to inventories for which cost is determined using the last-in, first-out method or the retail inventory method.  The standard is effective for annual and interim reporting periods beginning after December 15, 2016. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition.  The new standard will require revenue recognized to represent the transfer of promised goods or services to customers in an amount that reflects the consideration in which a company expects to receive in exchange for those goods or services.  The standard also requires new, expanded disclosures regarding revenue recognition.  In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption permissible beginning January 1, 2017.  We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

Reclassifications

The change in the “Liability associated with the Civil Investigative Demand” was reclassified from the change in “Accrued and other liabilities” in the statement of cash flows at June 30, 2014 in order to conform to the presentation at June 30, 2015.

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

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Revenue	$42,650	$83,310
Net Loss	$(3,988)	$(6,331)
Net loss per common share:
Basic and Diluted	$(0.15)	$(0.24)
Weighted average number of shares:
Basic	26,434,047	26,272,436

3.              Inventory

Inventory consists of the following:

	June 30, 2015	December 31, 2014
Raw materials and supplies	$2,526	$2,347
Finished goods	680	219
Total inventories	$3,206	$2,566

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

For the three and six months ended June 30, 2015 and 2014, we incurred expenses related to integration, restructuring and other activities.  These expenses were primarily a result of legal fees related to patent litigation and the Civil Investigative Demand, as well as activities surrounding our acquisitions.  A summary of these expenses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Legal fees	$1,171	$285	$2,799	$2,734
Professional fees	12	593	24	755
Severance and employee related costs	27	122	247	491
Total	$1,210	$1,000	$3,070	$3,980

5.              Stockholders’ Equity

Stock-Based Compensation

As a result of stock-based compensation expense, our income before income taxes decreased by $1,062, or $0.04 per basic and diluted share, and our loss before income taxes increased by $965, or $0.04 per basic and diluted share, for the three months ended June 30, 2015 and 2014, respectively.  Our income before income taxes decreased by $2,182, or $0.08 per basic and diluted share, and our loss before income taxes increased by $1,968, or $0.07 per basic and diluted share, for the six months ended June 30, 2015 and 2014, respectively.

Stock option and restricted stock unit (“RSU”) activity is summarized as follows:

	Stock Options		Restricted Stock Units
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value
Options/RSUs outstanding as of December 31, 2014	3,250,852	$6.40	864,634	$3.68
Granted	377,786	$10.33	229,092	$10.34
Cancelled/Forfeited	(22,871)	$15.16	(3,500)	$8.61
Exercised/Vested	(25,616)	$4.43	(358,115)	$3.12
Options/RSUs outstanding as of March 31, 2015	3,580,151	$6.77	732,111	$6.66
Granted	20,000	$8.15	98,968	$8.23
Cancelled/Forfeited	(12,612)	$6.45	(2,000)	$7.44
Exercised/Vested	(6,288)	$2.49	(40,389)	$5.34
Options/RSUs outstanding as of June 30, 2015	3,581,251	$6.79	788,690	$6.93

At June 30, 2015 and December 31, 2014, we had 284,423 performance share units (“PSUs”) outstanding.  The grant date value per PSU is $8.68.  During the three months ended June 30, 2015, there were 200,000 performance stock options (“PSOs”) granted.  There were no forfeitures or vesting of PSUs or PSOs during the three or six months ended June 30. 2015.  Stock compensation expense will only be recognized once the performance conditions of the outstanding PSUs are deemed probable of achievement.  Stock compensation expense will only be recognized once the performance conditions of the outstanding PSOs have been met.  For the three and six months ended June 30, 2015, no stock compensation expense has been recognized related to the performance shares.

Employee Stock Purchase Plan

In 2015, 126,567 shares were purchased in accordance with the Employee Stock Purchase Plan (ESPP).  Net proceeds from the issuance of shares of common stock under the ESPP for the six months ended June 30, 2015 were $506.  In January 2015, the number of shares available for grant was increased by 267,240, per the ESPP documents.  At June 30, 2015, approximately 568,824 shares remain available for purchase under the ESPP.

6.              Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur.  We review and update our estimated annual effective tax rate each quarter.  At June 30, 2015, our estimated annual effective tax rate was a provision of 6.42%.  Income tax expense of $123 was recorded for the six months ended June 30, 2015, which includes a discrete charge of $117 related to a deferred tax liability recorded for indefinite lived intangibles.  At June 30, 2014, our estimated annual effective tax rate was zero.  We recorded $2,869 of a tax benefit for the six months ended June 30, 2014 related to the Mednet acquisition.

As of June 30, 2015, in accordance with ASC 740, we maintained a full valuation allowance against net deferred tax assets, with the exception of the deferred tax liability recorded for indefinite lived intangibles.  We will continue to maintain a full valuation allowance until such time we can reasonably estimate the probability of realizing a benefit from the deferred tax assets.

7.              Credit Agreement

On December 30, 2014, we entered into a Credit Agreement with The General Electric Capital Corporation (“GE Capital”), as agent for the lenders (“Lenders”), and as a Lender and swingline lender. Pursuant to the Credit Agreement, the Lenders agreed to make loans to us as follows; (i) Term Loans in an amount of $25,000 as of the closing date with an uncommitted ability to increase such Term Loans up to an amount not to exceed $10,000, and (ii) Revolving Loans up to $15,000, which remain undrawn as of June 30, 2015.  The loan is recorded on our balance sheet as of June 30, 2015 in the amount of $23,794, which is net of a debt discount of $893 related to fees paid to GE Capital.

The GE Loans bear interest at an annual rate of LIBOR plus 4.0%, subject to a LIBOR floor of 1.0%.  The outstanding principal of the Term Loan will be paid as follows; (i) beginning April 1, 2015, the principal amount of the Term Loan will be repaid, on a quarterly basis, in installments of $312, plus accrued interest, (ii) beginning January 1, 2018, the principal amount of the Term Loan will be repaid, on a quarterly basis, in installments of $625, plus accrued interest, and (iii) the remaining $16,563 will be paid in full on or before December 30, 2019, or such earlier date upon an acceleration of the Term Loan by the Lenders upon an event of default or termination by us.  The Loans are secured by substantially all of our assets and by a pledge of the capital stock of our U.S. based subsidiaries, as well as a pledge of 65% of the capital stock of Cardiocore Lab Ltd. and BioTelemetry Belgium BVBA.

The Credit Agreement contains affirmative and financial covenants regarding the operations of our business and certain negative covenants that, among other things, limit our ability to incur additional indebtedness, grant certain liens, make certain investments, merge or consolidate, make certain restricted payments and engage in certain asset dispositions, including a sale of all, or substantially all, of our property.  As of June 30, 2015, we were in compliance with all covenants.

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

For the three months ended:

	Patient Services	Research Services	Product	Corporate and Other	Consolidated
June 30, 2015
Revenues	$36,255	$5,441	$3,116	—	$44,812
Intersegment revenues	4	—	3,023	(3,027)	—
Income (loss) before income taxes	10,990	(175)	1,359	(10,028)	2,146
Depreciation and amortization	1,853	933	91	130	3,007
Capital expenditures	3,182	1,413	2	—	4,597

	Patient Services	Research Services	Product	Corporate and Other	Consolidated
June 30, 2014
Revenues	$34,160	$5,245	$3,245	—	$42,650
Intersegment revenues	—	—	1,778	(1,778)	—
Income (loss) before income taxes	6,472	233	1,512	(12,205)	(3,988)
Depreciation and amortization	2,124	910	130	78	3,242
Capital expenditures	3,442	271	38	—	3,751

For the six months ended:

	Patient Services	Research Services	Product	Corporate and Other	Consolidated
June 30, 2015
Revenues	$71,236	$10,869	$6,142	—	$88,247
Intersegment revenues	4	—	4,014	(4,018)	—
Income (loss) before income taxes	19,879	202	2,272	(20,128)	2,225
Depreciation and amortization	3,662	1,841	185	271	5,959
Capital expenditures	4,330	2,269	70	—	6,669

	Patient Services	Research Services	Product	Corporate and Other	Consolidated
June 30, 2014
Revenues	$63,454	$10,085	$6,273	—	$79,812
Intersegment revenues	—	—	4,815	(4,815)	—
Income (loss) before income taxes	11,978	19	3,590	(26,542)	(10,955)
Depreciation and amortization	3,695	1,794	263	243	5,995
Capital expenditures	6,843	675	92	—	7,610

9.              Civil Investigative Demand

During the second quarter 2014, we reached an agreement in principle for the settlement of a Civil Investigative Demand (“CID”) issued by the U.S. Department of Justice, Western District of Washington.  As a result, a non-operating charge of $6,400 was recorded in the first half of 2014.  This reserve was recorded to “Interest and other loss, net” in the consolidated statements of operations and was included in “Accrued liabilities” on the balance sheet as of December 31, 2014.  During the first quarter 2015, the settlement agreement was finalized and we paid $6,400 to the Department of Justice.  As part of the settlement, we are not subject to any ongoing obligations or requirements.  The payment resulted in a reduction in “Cash and cash equivalents” and “Accrued liabilities” on the balance sheet as of June 30, 2015 when compared to December 31, 2014.

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

Company Background

We provide cardiac monitoring services, cardiac monitoring device manufacturing and centralized cardiac core laboratory services.  We operate under three reportable segments: Patient Services, Product and Research Services.  The Patient Services segment is focused on the diagnosis and monitoring of cardiac arrhythmias, or heart rhythm disorders. We offer cardiologists and electrophysiologists with a full spectrum of solutions which provides them with a single source of cardiac monitoring services.  These services range from the differentiated Mobile Cardiac Telemetry (“MCT”) service marketed as Mobile Cardiac Outpatient Telemetry™ (“MCOT™”) or External Cardiac Ambulatory Telemetry (“ECAT”), to wireless and trans telephonic event, Holter, Pacemaker and International Normalized Ratio (“INR”) monitoring.  The Product segment focuses on the development, manufacturing, testing and marketing of medical devices to medical companies, clinics and hospitals.  The Research Services segment is engaged in central core laboratory services providing cardiac monitoring, imaging, scientific consulting and data management services for pharmaceutical and medical device clinical trials.

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

Revenue Recognition

Patient Services

Patient Services revenue includes revenue from MCT, wireless and trans telephonic event, Holter, Pacemaker and INR monitoring services.  We receive a significant portion of our revenue from third party commercial insurance organizations and governmental entities.  We also receive reimbursement directly from patients through co-pays and self-pay arrangements.  Billings for services reimbursed by contracted third party payors, including Medicare, are recorded as revenue net of contractual allowances.  Adjustments to the estimated receipts, based on final settlement with the third party payors, are recorded upon settlement.  If we do not have sufficient historical information regarding collectability from a given payor to support revenue recognition at the time of service, revenue is recognized when cash is received.  Unearned amounts are appropriately deferred until the service has been completed.  For the three months ended June 30, 2015 and 2014, revenue from Medicare as a percentage of our Patient Services revenue was 40.7% and 39.9%, respectively.  For the six months ended June 30, 2015 and 2014, revenue from Medicare as a percentage of our Patient Services revenue was 41.0% and 40.2%, respectively.

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

We write off receivables when the likelihood for collection is remote and when we believe collection efforts have been fully exhausted and we do not intend to devote additional resources in attempting to collect.  We perform write-offs on a monthly basis.  In the Patient Services segment, we wrote off $3.1 million and $2.9 million of receivables for the six months ended June 30, 2015 and 2014, respectively.  The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts.  There were no material write-offs in the Product and Research Services segments.  We recorded bad debt expense of $2.2 million and $4.5 million, respectively, for the three and six months ended June 30, 2015.  We recorded bad debt expense of $2.7 million and $5.1 million, respectively, for the three and six months ended June 30, 2014.

Integration, Restructuring and Other Charges

Integration, restructuring and other charges are related to strategic acquisitions, cost reduction programs, reorganizations and facility closures, as well as other costs that are not considered part of our ongoing business operations.

Results of Operations

Three Months Ended June 30, 2015 and 2014

Revenue.   Total revenue for the three months ended June 30, 2015 was $44.8 million compared to $42.7 million for the three months ended June 30, 2014, an increase of $2.1 million, or 5.1%.  The increase was driven by higher Patient Services revenue as a result of favorable pricing due, in part, to an increase in Medicare rates, as well as a favorable impact related to the timing of providing patient services.

Gross Profit.   Gross profit increased to $26.7 million for the three months ended June 30, 2015 from $23.6 million for the three months ended June 30, 2014, an increase of $3.1 million, or 13.2%.  Gross profit as a percentage of revenue was 59.7% for the three months ended June 30, 2015 compared to 55.4% for the three months ended June 30, 2014.  The increase in gross margin percentage was due to the higher Patient Services pricing, operational efficiencies primarily related to monitoring center efficiencies and wireless device communication savings.  In addition, the prior year was negatively impacted by integration activities related to the 2014 acquisitions.

General and Administrative Expense.   General and administrative expense was $12.2 million for the three months ended June 30, 2015 compared to $11.1 million for the three months ended June 30, 2014.  The increase of $1.1 million, or 9.6%, was due primarily to an increase in employee related expense, professional fees and other administrative expenses at the corporate level.  As a percent of total revenue, general and administrative expense was 27.2% for the three months ended June 30, 2015 compared to 26.1% for the three months ended June 30, 2014.

Sales and Marketing Expense.   Sales and marketing expense was $6.9 million for the three months ended June 30, 2015 compared to $7.2 million for the three months ended June 30, 2014.  The decrease of $0.3 million, or 3.4%, was due to a decrease in employee related expense in the Patient Services segment.  As a percent of total revenue, sales and marketing expense was 15.5% for the three months ended June 30, 2015 compared to 16.8% for the three months ended June 30, 2014.

Bad Debt Expense.   Bad debt expense was $2.2 million for the three months ended June 30, 2015 compared to $2.7 million for the three months ended June 30, 2014.  The decrease of $0.5 million, or 20.8%, was due to improved collections of accounts receivable with ongoing process improvements.  As a percentage of total revenue, bad debt expense was 4.9% for the three months ended June 30, 2015 compared to 6.4% for the three months ended June 30, 2014.  Substantially all of our bad debt expense relates to the Patient Services segment.  Bad debt expense in the Product and Research Services segments was minimal and is recorded on a specific account basis.

Research and Development Expense.   Research and development expense was $1.6 million for the three months ended June 30, 2015 compared to $2.0 million for the three months ended June 30, 2014.  The decrease of $0.4 million, or 16.7%, was due to a decrease in consulting expense related to our next generation device.  As a percent of total revenue, research and development expense was 3.6% for the three months ended June 30, 2015 compared to 4.6% for the three months ended June 30, 2014.

Integration, Restructuring and Other Charges.   During the three months ended June 30, 2015, we incurred $1.2 million of integration, restructuring and other charges.  Legal charges of $1.2 million were primarily related to patent litigation.  For the three months ended June 30, 2015, integration, restructuring and other charges were 2.7% of total revenue.

During the three months ended June 30, 2014, we incurred $1.0 million of integration, restructuring and other charges.  Legal charges of $0.3 million related primarily to patent litigation as well as the Civil Investigative Demand.  The remaining expense is related to activities surrounding the integration of the 2014 acquisitions.  For the three months ended June 30, 2014, integration, restructuring and other charges were 2.3% of total revenue.

Interest and Other Loss, net.   Interest and other loss, net was $0.4 million for the three months ended June 30, 2015 compared to $3.6 million for the three months ended June 30, 2014.  The $3.2 million decrease was due to the non-operating charge of $3.3 million that we recorded during the three months ended June 30, 2014 as part of the settlement with the Department of Justice.  This decrease was offset by a $0.1 million increase related to additional interest expense due to the expanded debt capacity that we secured in the fourth quarter 2014.

Income Taxes.   At June 30, 2015, our estimated annual effective tax rate was a provision of 6.42% and we had an income tax benefit of $25 thousand for the three months ended June 30, 2015.  At June 30, 2014, our estimated annual effective tax rate was zero and no income tax expense was recorded for the three months ended June 30, 2014.

Net Income (Loss).   We recognized net income of $2.2 million for the three months ended June 30, 2015 compared to a net loss of $4.0 million for the three months ended June 30, 2014.

Six Months Ended June 30, 2015 and 2014

Revenue.   Total revenue for the six months ended June 30, 2015 was $88.2 million compared to $79.8 million for the six months ended June 30, 2014, an increase of $8.4 million, or 10.6%.  Patient Services revenue increased $7.7 million driven by favorable pricing, as well as higher patient volume with the full year impact of the 2014 acquisitions and organic volume growth.  In addition, Research Services revenue increased $0.8 million due to an increase in study volume.

Gross Profit.   Gross profit increased to $52.0 million for the six months ended June 30, 2015 from $45.2 million for the six months ended June 30, 2014, an increase of $6.8 million, or 14.8%. Gross profit as a percentage of revenue was 58.9% for the six months ended June 30, 2015 compared to 56.7% for the six months ended June 30, 2014.  The increase in the gross margin percentage was due to the higher Patient Services pricing, operational efficiencies primarily related to monitoring center efficiencies and wireless device communication savings.  In addition, the prior year was negatively impacted by integration activities related to the 2014 acquisitions.

General and Administrative Expense.   General and administrative expense was $23.6 million for the six months ended June 30, 2015 compared to $21.9 million for the six months ended June 30, 2014.  The increase of $1.7 million, or 7.7%, was due to an increase in employee related expense, general legal, consulting fees and other corporate related expenses, in addition to the impact of the 2014 acquisitions.  As a percent of total revenue, general and administrative expense was 26.7% for the six months ended June 30, 2015 compared to 27.5% for the six months ended June 30, 2014.

Sales and Marketing Expense.   Sales and marketing expense was $14.1 million for the six months ended June 30, 2015 compared to $14.6 million for the six months ended June 30, 2014.  The decrease of $0.5 million, or 3.4%, was due to a decrease in employee related expense in the Patient Services segment.  As a percent of total revenue, sales and marketing expense was 16.0% for the six months ended June 30, 2015 compared to 18.3% for the six months ended June 30, 2014.

Bad Debt Expense.   Bad debt expense was $4.5 million for the six months ended June 30, 2015 compared to $5.1 million for the six months ended June 30, 2014.  The decrease of $0.6 million, or 11.4%, was due to improved collections of accounts receivable with ongoing process improvements.  As a percentage of total revenue, bad debt expense was 5.1% for the six months ended June 30, 2015 compared to 6.4% for the six months ended June 30, 2014.  Substantially all of our bad debt expense relates to the Patient Services segment.  Bad debt expense in the Product and Research Services segments was minimal and is recorded on a specific account basis.

Research and Development Expense.   Research and development expense was $3.6 million for the six months ended June 30, 2015 compared to $3.7 million for the six months ended June 30, 2014.  As a percent of total revenue, research and development expense was 4.1% for the six months ended June 30, 2015 compared to 4.7% for the six months ended June 30, 2014.

Integration, Restructuring and Other Charges.   During the six months ended June 30, 2015, we incurred $3.1 million of integration, restructuring and other charges.  Legal charges of $2.8 million were primarily related to patent litigation.  The severance and employee related costs of $0.2 million were associated with integration activities surrounding our 2014 acquisitions.  For the six months ended June 30, 2015, integration, restructuring and other charges were 3.5% of total revenue.

During the six months ended June 30, 2014, we incurred $4.0 million of integration, restructuring and other charges.  Legal charges of $2.7 million primarily related to patent litigation, as well as the Civil Investigative Demand.  The remaining expense is related to activities surrounding the integration of the 2014 acquisitions.  For the six months ended June 30, 2014, integration, restructuring and other charges were 5.0% of total revenue.

Interest and Other Loss, net.   Interest and other loss, net was $0.8 million for the six months ended June 30, 2015 compared to $6.9 million for the six months ended June 30, 2014.  The $6.1 million decrease was due to the non-operating charge of $6.4 million that we recorded in 2014 for the settlement with the Department of Justice.  This decrease was offset by a $0.3 million increase related to additional interest expense due to the expanded debt capacity that we secured in the fourth quarter 2014.

Income Taxes.   At June 30, 2015, our estimated annual effective tax rate was a provision of 6.42% and we had income tax expense of $0.1 million for the six months ended June 30, 2015, primarily due to a discrete charge related to a deferred tax liability recorded for indefinite lived intangibles.  At June 30, 2014, the estimated annual effective tax rate was zero and we recorded $2.9 million of a tax benefit for the six months ended June 30, 2014 related to the Mednet acquisition that occurred in January 2014.

Net Income (Loss).   We recognized net income of $2.1 million for the six months ended June 30, 2015 compared to a net loss of $8.1 million for the six months ended June 30, 2014.

Liquidity and Capital Resources

Our Annual Report on Form 10-K for the year ended December 31, 2014 includes a detailed discussion of our liquidity, contractual obligations and commitments.  The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

As of June 30, 2015, our principal source of liquidity was cash and cash equivalents of $14.8 million and net accounts receivable of $24.0 million.  We had working capital of $15.9 million as of June 30, 2015.

We generated $3.0 million of cash from operations for the six months ended June 30, 2015.  Our ongoing operations during this period resulted in a gain of $2.1 million, which included $12.9 million of non-cash items primarily related to bad debt, depreciation, amortization and stock compensation expense.  These items were partially offset by the $6.4 million settlement paid to the Department of Justice and cash used for other working capital.

In addition, we used $6.7 million of cash for capital purchases primarily related to the investment in medical devices in the Patient and Research Services segments for use in our ongoing operations and the investment in internally developed software for the six months ended June 30, 2015.

In December 2014, we entered into a $25.0 million term loan and $15.0 revolving credit facility with The General Electric Capital Corporation (“GE Capital”) of which $17.4 million was used to repay the outstanding balances of existing loans.  Net proceeds of $6.2 million, after debt extinguishment, financing and closing fees and interest expense, were used to fund the settlement with the Department of Justice.  As of June 30, 2015, our revolving credit facility was undrawn.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our cash balance as of June 30, 2015 was $14.8 million.  We do not invest in any short-term or long-term securities, nor do we use derivative financial instruments for trading or speculative purposes.

At June 30, 2015, we had $24.7 million of variable rate debt, exclusive of debt discounts, based off of LIBOR rates.  A change in LIBOR rates would result in an incremental change in interest expense.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015 to ensure that information required to be disclosed in these reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BIOTELEMETRY, INC.

Date: August 6, 2015	By:	/s/ Heather C. Getz
Heather C. Getz, CPA
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and authorized officer of the Registrant)