Form 10-Q
period 2015-09-30
BioTelemetry, Inc.
filed 2015-11-09
CIK 1574774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 4, 2015, 27,260,495 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

BIOTELEMETRY, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED September 30, 2015

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

•                  our ability to successfully integrate acquired businesses into our business;

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

BIOTELEMETRY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	September 30, 2015	December 31, 2014

ASSETS

Current assets:
Cash and cash equivalents	$15,491	$20,007
Accounts receivable, net of allowance for doubtful accounts of $12,016 and $10,347, at September 30, 2015 and December 31, 2014, respectively	14,795	15,184
Other accounts receivable, net of allowance for doubtful accounts of $408 and $315 at September 30, 2015 and December 31, 2014, respectively	9,802	9,362
Inventory	2,807	2,566
Prepaid expenses and other current assets	2,329	2,352
Total current assets	45,224	49,471
Property and equipment, net	24,996	21,703
Intangible assets, net	20,613	22,720
Goodwill	29,831	29,596
Other assets	1,714	1,288
Total assets	$122,378	$124,778

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,513	$13,195
Accrued liabilities	10,397	18,460
Current portion of capital leases	335	480
Current portion of long-term debt	1,250	938
Deferred revenue	3,404	2,248
Total current liabilities	25,899	35,321

Deferred tax liability	1,518	1,258
Long-term portion of capital leases	151	388
Long-term debt	22,282	23,070
Deferred rent	1,076	1,065
Total liabilities	50,926	61,102

Stockholders’ equity:
Common stock—$.001 par value as of September 30, 2015 and December 31, 2014; 200,000,000 shares authorized as of September 30, 2015 and December 31, 2014; 27,259,735 and 26,693,248 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	27	27
Paid-in capital	270,440	267,236
Accumulated other comprehensive loss	(8)	—
Accumulated deficit	(199,007)	(203,587)
Total stockholders’ equity	71,452	63,676
Total liabilities and stockholders’ equity	$122,378	$124,778

See accompanying notes.

BIOTELEMETRY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Patient services	$35,687	$34,662	$106,923	$98,116
Research services	5,484	4,778	16,353	14,863
Product	2,321	3,673	8,463	9,946
Total revenues	43,492	43,113	131,739	122,925

Cost of revenues:
Patient services	12,314	14,753	38,299	40,721
Research services	3,220	2,563	9,406	8,044
Product	1,621	2,119	5,741	5,225
Total cost of revenues	17,155	19,435	53,446	53,990

Gross profit	26,337	23,678	78,293	68,935

Operating expenses:
General and administrative	11,497	10,987	35,100	32,898
Sales and marketing	6,632	7,299	20,741	21,911
Bad debt expense	2,245	1,868	6,769	6,972
Research and development	1,565	1,993	5,161	5,740
Other charges	1,392	1,045	4,462	5,025
Total operating expenses	23,331	23,192	72,233	72,546

Income (loss) from operations	3,006	486	6,060	(3,611)
Interest and other loss, net	(391)	(293)	(1,220)	(7,151)

Income (loss) before income taxes	2,615	193	4,840	(10,762)
(Provision for) benefit from income taxes	(137)	(222)	(260)	2,623

Net income (loss)	$2,478	$(29)	$4,580	$(8,139)
Net income (loss) per common share:
Basic	$0.09	$(0.00)	$0.17	$(0.31)
Diluted	$0.08	$(0.00)	$0.16	$(0.31)
Weighted average number of common shares outstanding:
Basic	27,181,250	26,521,605	27,062,630	26,354,184
Diluted	29,311,060	26,521,605	29,019,141	26,354,184

Other comprehensive income (loss):
Foreign currency translation gain (loss)	1	—	(8)	—
Comprehensive income (loss)	$2,479	$(29)	$4,572	$(8,139)

See accompanying notes.

BIOTELEMETRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net income (loss)	$4,580	$(8,139)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	6,769	6,972
Depreciation	6,343	6,838
Increase in deferred rent	11	498
Deferred income tax expense (benefit)	260	(2,813)
Stock-based compensation	3,321	2,662
Amortization of intangibles	2,781	2,405
Accretion of discount on debt	149	—
Changes in operating assets and liabilities:
Accounts receivable	(6,820)	(11,219)
Inventory	(241)	307
Prepaid expenses and other assets	(403)	345
Accounts payable	(2,682)	(402)
Accrued and other liabilities	(515)	718
Liability associated with the Civil Investigative Demand	(6,400)	6,400
Net cash provided by operating activities	7,153	4,572

Investing activities
Acquisition of business, net of cash acquired	—	(14,100)
Purchases of property and equipment and investment in internally developed software	(10,310)	(9,977)
Net cash used in investing activities	(10,310)	(24,077)

Financing activities
(Payments) proceeds related to the exercising of stock options and vesting of RSUs	(352)	1,016
Issuance of long-term debt	—	17,830
Repayment of long-term debt	(625)	(8,910)
Principal payments on capital lease obligations	(382)	(392)
Net cash (used in) provided by financing activities	(1,359)	9,544

Net decrease in cash and cash equivalents	$(4,516)	$(9,961)
Cash and cash equivalents - beginning of period	$20,007	$22,151
Cash and cash equivalents - end of period	$15,491	$12,190

Supplemental disclosure of cash flow information
Cash paid for interest	$706	$561
Cash paid for taxes	$322	$139

See accompanying notes.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

1.              Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows.  In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and necessary for a fair presentation of BioTelemetry, Inc.’s (“BioTelemetry,” “Company,” “we,” “our” or “us” ) financial position as of September 30, 2015 and December 31, 2014, the results of operations for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014.  The financial data and other information disclosed in these notes to the financial statements related to the three and nine months ended September 30, 2015 and 2014 are unaudited.  The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for any future period.

Net Income (Loss)

We compute net income (loss) per share in accordance with ASC 260, Earnings Per Share.  The following summarizes the potential outstanding common stock as of the end of each period:

	September 30, 2015	September 30, 2014
Employee stock purchase plan estimated share options outstanding	36,106	93,875
Common stock options and restricted stock units (“RSUs”) outstanding	4,311,443	4,122,261
Common stock available for grant	2,377,196	2,011,234
Common stock	27,259,735	26,652,984
Total	33,984,480	32,880,354

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed by giving effect to all potential dilutive common shares, including stock options and RSUs.

The following table presents the calculation of basic net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$2,478	$(29)	$4,580	$(8,139)
Denominator:
Weighted average shares used in computing basic net income (loss) per share	27,181,250	26,521,605	27,062,630	26,354,184
Basic net income (loss) per share	$0.09	$(0.00)	$0.17	$(0.31)

The following table presents the calculation of diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$2,478	$(29)	$4,580	$(8,139)
Denominator:
Weighted average shares used in computing diluted net income (loss) per share	29,311,060	26,521,605	29,019,141	26,354,184
Diluted net income (loss) per share	$0.08	$(0.00)	$0.16	$(0.31)

All outstanding vested options and RSUs would have been anti-dilutive for the three and nine months ended September 30, 2014.  Accordingly, basic and diluted net loss per share were the same for the three and nine months ended September 30, 2014.  Certain outstanding vested options and RSUs would have been anti-dilutive for the three and nine months ended September 30, 2015.  These outstanding vested options and RSUs could become dilutive in future periods.  Anti-dilutive shares have been excluded from the weighted average shares used in computing diluted net income (loss) per share.

Fair Value of Financial Instruments

The fair value of financial instruments is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.  Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, other receivables, accounts payable, short-term and long-term debt.  With the exception of the long-term debt, the carrying value of these financial instruments approximates their fair value because of their short-term nature (classified as Level 1).  For long-term debt, based on the borrowing rates currently available, the nominal value, carrying value exclusive of debt discount, approximates fair value as of September 30, 2015 (classified as Level 2).  We did not have any Level 3 assets or liabilities for the periods ended September 30, 2015 and December 31, 2014.

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

We write off receivables when the likelihood for collection is remote and when we believe collection efforts have been fully exhausted and we do not intend to devote additional resources in attempting to collect.  We perform write-offs on a monthly basis.  In the Patient Services segment, we wrote off $5,008 and $5,052 of receivables for the nine months ended September 30, 2015 and 2014, respectively.  The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts.  There were no material write-offs in the Product and Research Services segments.  We recorded bad debt expense of $2,245 and $6,769, for the three and nine months ended September 30, 2015, respectively.  We recorded bad debt expense of $1,868 and $6,972, for the three and nine months ended September 30, 2014, respectively.

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

In May 2014 and August 2015, the FASB issued ASU 2014-09 and 2015-14, respectively, Revenue from Contracts with Customers, which provides guidance for revenue recognition.  The new standards will require revenue recognized to represent the transfer of promised goods or services to customers in an amount that reflects the consideration in which a company expects to receive in exchange for those goods or services.  The standards also requires new, expanded disclosures regarding revenue recognition.  The standards will be effective January 1, 2018 with early adoption permissible beginning January 1, 2017.  We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

Reclassifications

The change in the “Liability associated with the Civil Investigative Demand” was reclassified from the change in “Accrued and other liabilities” in the statement of cash flows at September 30, 2014 in order to conform to the presentation at September 30, 2015.

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

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Revenue	$43,113	$126,423
Net Loss	$(29)	$(6,360)
Net loss per common share:
Basic and Diluted	$(0.00)	$(0.24)
Weighted average number of shares:
Basic	26,521,605	26,354,184

3.              Inventory

Inventory consists of the following:

	September 30, 2015	December 31, 2014
Raw materials and supplies	$2,447	$2,347
Finished goods	360	219
Total inventories	$2,807	$2,566

Inventories, which include purchased parts, materials, direct labor and applied manufacturing overhead, are stated at the lower of cost or net realizable value, with cost determined by use of the first-in, first-out method.

4.              Other Charges

We account for expenses associated with exit or disposal activities in accordance with ASC 420, Exit or Disposal Cost Obligations, and record the expenses in “Other charges” in our statement of operations and record the related accrual in the “Accrued liabilities” line on our balance sheet. These costs are primarily disclosed as Severance and employee related costs below.

We account for expenses associated with integration and certain litigation as Other Charges as incurred. These costs are primarily disclosed as Legal fees and Professional fees below.  These expenses were primarily a result of legal fees related to patent litigation and the Civil Investigative Demand, as well as activities surrounding our acquisitions.  A summary of these expenses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Legal fees	$1,377	$80	$4,176	$2,814
Professional fees	13	47	37	538
Severance and employee related costs	2	918	249	1,673
Total	$1,392	$1,045	$4,462	$5,025

5.              Stockholders’ Equity

Stock-Based Compensation

We recognized $1,139 and $694 of stock-based compensation expense for the three months ended September 30, 2015 and 2014, respectively.  We recognized $3,321 and $2,662 of stock-based compensation expense for the nine months ended September 30, 2015 and 2014, respectively.

Stock option and restricted stock unit (“RSU”) activity is summarized as follows:

	Stock Options		Restricted Stock Units
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value
Options/RSUs outstanding as of December 31, 2014	3,250,852	$6.40	864,634	$3.68
Granted	377,786	10.33	229,092	10.34
Cancelled/Forfeited	(22,871)	15.16	(3,500)	8.61
Exercised/Vested	(25,616)	4.43	(358,115)	3.12
Options/RSUs outstanding as of March 31, 2015	3,580,151	6.77	732,111	6.66
Granted	20,000	8.15	98,968	8.23
Cancelled/Forfeited	(12,612)	6.45	(2,000)	7.44
Exercised/Vested	(6,288)	2.49	(40,389)	5.34
Options/RSUs outstanding as of June 30, 2015	3,581,251	6.79	788,690	6.93
Granted	20,000	11.91	—	—
Cancelled/Forfeited	(40)	1.50	—	—
Exercised/Vested	(43,188)	3.66	(35,270)	8.01
Options/RSUs outstanding as of September 30, 2015	3,558,023	$6.85	753,420	$6.88

At September 30, 2015 and December 31, 2014, we had 284,423 performance share units (“PSUs”) outstanding.  The grant date value per PSU is $8.68.  During the second quarter of 2015, 200,000 performance stock options (“PSOs”) were granted.  There were no forfeitures or vesting of PSUs or PSOs during the three or nine months ended September 30, 2015.  Stock compensation expense will only be recognized once the performance conditions of the outstanding PSUs are deemed probable of achievement.  Stock compensation expense will only be recognized once the performance conditions of the outstanding PSOs have been met.  For the three and nine months ended September 30, 2015, no stock compensation expense has been recognized related to the performance shares.

Employee Stock Purchase Plan

In 2015, 192,106 shares were purchased in accordance with the Employee Stock Purchase Plan (“ESPP”).  Net proceeds from the issuance of shares of common stock under the ESPP for the nine months ended September 30, 2015 were $931.  In January 2015, the number of shares available for grant was increased by 267,240, per the ESPP documents.  At September 30, 2015, approximately 503,285 shares remain available for purchase under the ESPP.

6.              Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur.  We review and update our estimated annual effective tax rate each quarter.  At September 30, 2015, our estimated annual effective tax rate was a provision of 5.57%.  Income tax expense of $260 was recorded for the nine months ended September 30, 2015, which includes a discrete charge of $117 related to a deferred tax liability recorded for indefinite lived intangibles.  At September 30, 2014, our estimated annual effective tax rate was (1.49%).  We recorded $2,869 of a tax benefit for the nine months ended September 30, 2014 related to the Mednet acquisition, which was partially offset by $246 in tax expense incurred primarily for state income tax.

As of September 30, 2015, in accordance with ASC 740, we maintained a full valuation allowance against net deferred tax assets, with the exception of the deferred tax liability recorded for indefinite lived intangibles.  We will continue to maintain a full valuation allowance until such time we can reasonably estimate the probability of realizing a benefit from the deferred tax assets.

7.              Credit Agreement

On December 30, 2014, we entered into a Credit Agreement with The General Electric Capital Corporation (“GE Capital”), as agent for the lenders (“Lenders”), and as a Lender and swingline lender. Pursuant to the Credit Agreement, the Lenders agreed to make loans to us as follows; (i) Term Loans in an amount of $25,000 as of the closing date with an uncommitted ability to increase such Term Loans up to an amount not to exceed $10,000, and (ii) Revolving Loans up to $15,000, which remain undrawn as of September 30, 2015.  The loan is recorded on our balance sheet as of September 30, 2015 in the amount of $23,532, which is net of a debt discount of $843 related to fees paid to GE Capital.

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

The Credit Agreement contains affirmative and financial covenants regarding the operations of our business and certain negative covenants that, among other things, limit our ability to incur additional indebtedness, grant certain liens, make certain investments, merge or consolidate, make certain restricted payments and engage in certain asset dispositions, including a sale of all, or substantially all, of our property.  As of September 30, 2015, we were in compliance with all covenants.

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

For the three months ended:

	Patient Services	Research Services	Product	Corporate and Other	Consolidated
September 30, 2015
Revenues	$35,687	$5,484	$2,321	—	$43,492
Intersegment revenues	1	—	3,476	(3,477)	—
Income (loss) before income taxes	11,141	148	1,276	(9,950)	2,615
Depreciation and amortization	1,820	1,053	93	199	3,165
Capital expenditures	2,530	1,111	—	—	3,641

	Patient Services	Research Services	Product	Corporate and Other	Consolidated
September 30, 2014
Revenues	$34,662	$4,778	$3,673	—	$43,113
Intersegment revenues	—	—	1,355	(1,355)	—
Income (loss) before income taxes	7,776	(163)	1,539	(8,959)	193
Depreciation and amortization	1,754	932	128	434	3,248
Capital expenditures	2,071	263	33	—	2,367

For the nine months ended:

	Patient Services	Research Services	Product	Corporate and Other	Consolidated
September 30, 2015
Revenues	$106,923	$16,353	$8,463	—	$131,739
Intersegment revenues	5	—	7,490	(7,495)	—
Income (loss) before income taxes	31,020	350	3,548	(30,078)	4,840
Depreciation and amortization	5,482	2,894	278	470	9,124
Capital expenditures	6,860	3,380	70	—	10,310

	Patient Services	Research Services	Product	Corporate and Other	Consolidated
September 30, 2014
Revenues	$98,116	$14,863	$9,946	—	$122,925
Intersegment revenues	—	—	6,170	(6,170)	—
Income (loss) before income taxes	19,753	(144)	5,129	(35,500)	(10,762)
Depreciation and amortization	5,450	2,727	391	675	9,243
Capital expenditures	8,914	939	124	—	9,977

9.              Civil Investigative Demand

During the second quarter 2014, we reached an agreement in principle for the settlement of a Civil Investigative Demand (“CID”) issued by the U.S. Department of Justice, Western District of Washington.  As a result, a non-operating charge of $6,400 was recorded in the first half of 2014.  This reserve was recorded to “Interest and other loss, net” in the consolidated statements of operations and was included in “Accrued liabilities” on the balance sheet as of December 31, 2014.  During the first quarter 2015, the settlement agreement was finalized and we paid $6,400 to the Department of Justice.  As part of the settlement, we are not subject to any ongoing obligations or requirements.  The payment resulted in a reduction in “Cash and cash equivalents” and “Accrued liabilities” on the balance sheet as of September 30, 2015 when compared to December 31, 2014.

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

Company Background

We provide cardiac monitoring services, cardiac monitoring device manufacturing and centralized core laboratory services.  We operate under three reportable segments: Patient Services, Product and Research Services.  The Patient Services segment is focused on the diagnosis and monitoring of cardiac arrhythmias, or heart rhythm disorders. We offer cardiologists and electrophysiologists with a full spectrum of solutions which provides them with a single source of cardiac monitoring services.  These services range from the differentiated Mobile Cardiac Telemetry (“MCT”) service marketed as Mobile Cardiac Outpatient Telemetry™ (“MCOT™”) or External Cardiac Ambulatory Telemetry (“ECAT”), to wireless and trans telephonic event, Holter, Pacemaker and International Normalized Ratio (“INR”) monitoring.  The Product segment focuses on the development, manufacturing, testing and marketing of medical devices to medical companies, clinics and hospitals.  The Research Services segment is engaged in central core laboratory services providing cardiac monitoring, imaging, scientific consulting and data management services for pharmaceutical and medical device clinical trials.

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

Revenue Recognition

Patient Services

Patient Services revenue includes revenue from MCT, wireless and trans telephonic event, Holter, Pacemaker and INR monitoring services.  We receive a significant portion of our revenue from third party commercial insurance organizations and governmental entities.  We also receive reimbursement directly from patients through co-pays and self-pay arrangements.  Billings for services reimbursed by contracted third party payors, including Medicare, are recorded as revenue net of contractual allowances.  Adjustments to the estimated receipts, based on final settlement with the third party payors, are recorded upon settlement.  If we do not have sufficient historical information regarding collectability from a given payor to support revenue recognition at the time of service, revenue is recognized when cash is received.  Unearned amounts are appropriately deferred until the service has been completed.  For the three months ended September 30, 2015 and 2014, revenue from Medicare as a percentage of our Patient Services revenue was 43.0% and 42.0%, respectively.  For the nine months ended September 30, 2015 and 2014, revenue from Medicare as a percentage of our Patient Services revenue was 41.6% and 40.8%, respectively.

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

We write off receivables when the likelihood for collection is remote and when we believe collection efforts have been fully exhausted and we do not intend to devote additional resources in attempting to collect.  We perform write-offs on a monthly basis.  In the Patient Services segment, we wrote off $5.0 million and $5.1 million of receivables for the nine months ended September 30, 2015 and 2014, respectively.  The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts.  There were no material write-offs in the Product and Research Services segments.  We recorded bad debt expense of $2.2 million and $6.8 million, respectively, for the three and nine months ended September 30, 2015.  We recorded bad debt expense of $1.9 million and $7.0 million, respectively, for the three and nine months ended September 30, 2014.

Other Charges

Other charges are related to strategic acquisitions, cost reduction programs, reorganizations, litigation and facility closures, as well as other costs that are not considered part of our ongoing business operations.

Results of Operations

Three Months Ended September 30, 2015 and 2014

Revenue.   Total revenue for the three months ended September 30, 2015 was $43.5 million compared to $43.1 million for the three months ended September 30, 2014, an increase of $0.4 million, or 0.9%.  Patient Services revenue increased $1.0 million driven by favorable pricing related to the timing of providing services and payor mix.  In addition, Research Services revenue increased $0.7 million due to an increase in study volume.  The increases in Patient Services and Research Services revenue were partially offset by a decrease in Product revenues of $1.3 million due to lower sales volume.

Gross Profit.   Gross profit increased to $26.3 million for the three months ended September 30, 2015 from $23.7 million for the three months ended September 30, 2014, an increase of $2.6 million, or 11.2%.  Gross profit as a percentage of revenue was 60.6% for the three months ended September 30, 2015 compared to 54.9% for the three months ended September 30, 2014.  The increase in gross margin percentage was due to the higher Patient Services pricing, monitoring center efficiencies and wireless device communication savings.   In addition, the prior year was negatively impacted by 121 basis points due to integration activites related to the 2014 acquisitions.

General and Administrative Expense.   General and administrative expense was $11.5 million for the three months ended September 30, 2015 compared to $11.0 million for the three months ended September 30, 2014.  The increase of $0.5 million, or 4.6%, was due primarily to an increase of $0.3 million in IT infrastructure spend and $0.2 million in higher sales and use tax expense.  As a percent of total revenue, general and administrative expense was 26.4% for the three months ended September 30, 2015 compared to 25.5% for the three months ended September 30, 2014.

Sales and Marketing Expense.   Sales and marketing expense was $6.6 million for the three months ended September 30, 2015 compared to $7.3 million for the three months ended September 30, 2014.  The decrease of $0.7 million, or 9.1%, was primarily due to a decrease of $0.6 million in employee related expense in the Patient Services segment as well as lower trade show and meeting expense due to timing.  As a percent of total revenue, sales and marketing expense was 15.2% for the three months ended September 30, 2015 compared to 16.9% for the three months ended September 30, 2014.

Bad Debt Expense.   Bad debt expense was $2.2 million for the three months ended September 30, 2015 compared to $1.9 million for the three months ended September 30, 2014.  The increase of $0.3 million, or 20.2%, was due to the timing of revenue and collections.  As a percentage of total revenue, bad debt expense was 5.2% for the three months ended September 30, 2015 compared to 4.3% for the three months ended September 30, 2014.  Substantially all of our bad debt expense relates to the Patient Services segment.  Bad debt expense in the Research Services segment was minimal and is recorded on a specific account basis.

Research and Development Expense.   Research and development expense was $1.6 million for the three months ended September 30, 2015 compared to $2.0 million for the three months ended September 30, 2014.  The decrease of $0.4 million, or 21.5%, was due to a decrease in consulting expense related to our next generation device.  As a percent of total revenue, research and development expense was 3.6% for the three months ended September 30, 2015 compared to 4.6% for the three months ended September 30, 2014.

Other Charges.   During the three months ended September 30, 2015, we incurred $1.4 million of other charges primarily related to legal fees for patent litigation.  For the three months ended September 30, 2015, other charges were 3.2% of total revenue.

During the three months ended September 30, 2014, we incurred $1.0 million of other charges.  Severance and employee related costs of $0.9 million were associated with activities surrounding the 2014 acquisitions.  Legal charges of $0.1 million related primarily to legal fees for patent litigation and the Civil Investigative Demand which were net of a $0.9 million reversal of a legal accrual related to the Mednet acquisition.  For the three months ended September 30, 2014, other charges were 2.4% of total revenue.

Interest and Other Loss, net.   Interest and other loss, net was $0.4 million for the three months ended September 30, 2015 compared to $0.3 million for the three months ended September 30, 2014.  The $0.1 million increase was related to additional interest expense due to the expanded debt capacity that we secured in the fourth quarter 2014.

Income Taxes.   At September 30, 2015, our estimated annual effective tax rate was a provision of 5.57% and we had income tax expense of $0.1 million for the three months ended September 30, 2015.  At September 30, 2014, our estimated annual effective tax rate was a provision of 1.49% and $0.2 million of income tax expense was recorded for the three months ended September 30, 2014.

Net Income (Loss).   We recognized net income of $2.5 million for the three months ended September 30, 2015 compared to a slight loss for the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 and 2014

Revenue.   Total revenue for the nine months ended September 30, 2015 was $131.7 million compared to $122.9 million for the nine months ended September 30, 2014, an increase of $8.8 million, or 7.2%.  Patient Services revenue increased $8.8 million driven by favorable pricing due to an increase in Medicare rates, the timing of providing patient services an patient services volume.  In addition, Research Services revenue increased $1.5 million due to an increase in study volume.  These increases were offset by a $1.5 million decrease in Product revenue due to lower device and repair volume.

Gross Profit.   Gross profit increased to $78.3 million for the nine months ended September 30, 2015 from $68.9 million for the nine months ended September 30, 2014, an increase of $9.4 million, or 13.6%.  Gross profit as a percentage of revenue was 59.4% for the nine months ended September 30, 2015 compared to 56.1% for the nine months ended September 30, 2014.  The increase in the gross margin percentage was due to the higher Patient Services pricing, monitoring center efficiencies and wireless device communication savings.  In addition, the prior year gross margin percentage was negatively impacted by 68 basis points due to integration activities related to the 2014 acquisitions.

General and Administrative Expense.   General and administrative expense was $35.1 million for the nine months ended September 30, 2015 compared to $32.9 million for the nine months ended September 30, 2014.  The increase of $2.2 million, or 6.7%, was due to an increase in employee related expense, general legal and IT infrastructure expense, in addition to the impact of the 2014 acquisitions.  As a percent of total revenue, general and administrative expense was 26.6% for the nine months ended September 30, 2015 compared to 26.8% for the nine months ended September 30, 2014.

Sales and Marketing Expense.   Sales and marketing expense was $20.7 million for the nine months ended September 30, 2015 compared to $21.9 million for the nine months ended September 30, 2014.  The decrease of $1.2 million, or 5.3%, was primarily due to a decrease in employee related expense in the Patient Services segment.  As a percent of total revenue, sales and marketing expense was 15.7% for the nine months ended September 30, 2015 compared to 17.8% for the nine months ended September 30, 2014.

Bad Debt Expense.   Bad debt expense was $6.8 million for the nine months ended September 30, 2015 compared to $7.0 million for the nine months ended September 30, 2014.  The decrease of $0.2 million, or 2.9%, was due to improved collections of accounts receivable with ongoing process improvements.  As a percentage of total revenue, bad debt expense was 5.1% for the nine months ended September 30, 2015 compared to 5.7% for the nine months ended September 30, 2014.  Substantially all of our bad debt expense relates to the Patient Services segment.  Bad debt expense in the Product and Research Services segments was minimal and is recorded on a specific account basis.

Research and Development Expense.   Research and development expense was $5.2 million for the nine months ended September 30, 2015 compared to $5.7 million for the nine months ended September 30, 2014.  The decrease of $0.5 million, or 10.1%, was due to a decrease in consulting expense related to our next generation device.  As a percent of total revenue, research and development expense was 3.9% for the nine months ended September 30, 2015 compared to 4.7% for the nine months ended September 30, 2014.

Other Charges.   During the nine months ended September 30, 2015, we incurred $4.5 million of other charges.  Legal charges of $4.2 million were primarily related to patent litigation.  The severance and employee related costs of $0.3 million were associated with integration activities surrounding our 2014 acquisitions.  For the nine months ended September 30, 2015, other charges were 3.4% of total revenue.

During the nine months ended September 30, 2014, we incurred $5.0 million of other charges.  Legal charges of $2.8 million related to patent litigation, the Civil Investigative Demand and acquisition related matters which were net of a $0.9 million reversal of a legal accrual related to the Mednet acquisition.  The severance and employee related costs of $1.7 million and professional fees of $0.5 million were associated with activities surrounding the 2014 acquisitions.  For the nine months ended September 30, 2014, other charges were 4.1% of total revenue.

Interest and Other Loss, net.   Interest and other loss, net was $1.2 million for the nine months ended September 30, 2015 compared to $7.2 million for the nine months ended September 30, 2014.  The $6.0 million decrease was due to the non-operating charge of $6.4 million that we recorded in 2014 for the settlement with the Department of Justice.  This decrease was partially offset by an increase related to additional interest expense due to the expanded debt capacity that we secured in the fourth quarter 2014.

Income Taxes.   At September 30, 2015, our estimated annual effective tax rate was 5.57% and we had income tax expense of $0.3 million for the nine months ended September 30, 2015, primarily due to a discrete charge related to a deferred tax liability recorded for indefinite lived intangibles.  At September 30, 2014, the estimated annual effective tax rate was a provision of 1.49% and we recorded $2.9 million of a tax benefit for the nine months ended September 30, 2014 related to the Mednet acquisition that occurred in January 2014.  This was partially offset by $0.2 million in tax expense incurred primarily for state income tax.

Net Income (Loss).   We recognized net income of $4.6 million for the nine months ended September 30, 2015 compared to a net loss of $8.1 million for the nine months ended September 30, 2014.

Liquidity and Capital Resources

Our Annual Report on Form 10-K for the year ended December 31, 2014 includes a detailed discussion of our liquidity, contractual obligations and commitments.  The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

As of September 30, 2015, our principal source of liquidity was cash and cash equivalents of $15.5 million and net accounts receivable of $24.6 million.  We had working capital of $19.3 million as of September 30, 2015.

We generated $7.2 million of cash from operations for the nine months ended September 30, 2015.  Our ongoing operations during this period resulted in a cash inflow of $4.6 million, which included $19.6 million of non-cash items primarily related to bad debt, depreciation, amortization and stock compensation expense.  These items were partially offset by the $6.4 million settlement paid to the Department of Justice and cash used for other working capital.

In addition, we used $10.3 million of cash for capital purchases primarily related to medical devices in the Patient and Research Services segments for use in our ongoing operations and an investment in internally developed software for the nine months ended September 30, 2015.

In December 2014, we entered into a $25.0 million term loan and $15.0 revolving credit facility with The General Electric Capital Corporation (“GE Capital”) of which $17.4 million was used to repay the outstanding balances of existing loans.  Net proceeds of $6.2 million, after debt extinguishment, financing and closing fees and interest expense, were used to fund the settlement with the Department of Justice.  As of September 30, 2015, our revolving credit facility was undrawn.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our cash balance as of September 30, 2015 was $15.5 million.  We do not invest in any short-term or long-term securities, nor do we use derivative financial instruments for trading or speculative purposes.

At September 30, 2015, we had $24.4 million of variable rate debt, exclusive of debt discounts, based off of LIBOR rates.  A change in LIBOR rates would result in an incremental change in interest expense.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015 to ensure that information required to be disclosed in these reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

MedTel24, Inc. (“MedTel”) filed two motions seeking to invalidate the previously filed Consent Judgement which upheld five patents which we own. We then filed a motion seeking a finding of contempt in relation to MedTel’s ongoing infringement of our patents.

On July 22, 2015 and October 2, 2015, the Court upheld the enforceability of its previously issued Consent Judgment and issued an Order finding MedTel in contempt of the Consent Judgment. MedTel was ordered to return all of the Heartrak ECAT materials it improperly retained in violation of the Consent Judgment. MedTel complied with the Order. The Court will issue a separate Order addressing MedTel’s other potential violations of the Consent Judgment, our requests for lost profits, expenses, attorneys’ fees and sanctions.

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

BIOTELEMETRY, INC.

Date: November 9, 2015	By:	/s/ Heather C. Getz
Heather C. Getz, CPA
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and authorized officer of the Registrant)