Form 10-K
period 2015-12-31
BioTelemetry, Inc.
filed 2016-02-22
CIK 1574774

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $171,648,773 based on the closing sale price at which the common stock was last sold on June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter.

          As of February 17, 2016, 27,388,563 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's definitive proxy statement for its 2016 annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the Registrant's fiscal year ended December 31, 2015, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

BioTelemetry, Inc.
Annual Report on Form 10-K
For The Fiscal Year Ended December 31, 2015

        Unless the context otherwise indicates or requires, the terms "we," "our," "us," "BioTelemetry," and the "Company," as used in this Annual Report on Form 10-K, refer to BioTelemetry, Inc. and its directly and indirectly owned subsidiaries, including its legal subsidiaries, CardioNet, LLC, Braemar Manufacturing, LLC, Cardiocore Lab, LLC, Cardiocore Lab LTD, Mednet Healthcare Technologies, Inc., Heartcare Corporation of America, Inc., Universal Medical, Inc., Universal Medical Laboratory, Inc, ECG Scanning and Medical Services, LLC, BioTelemetry Belgium, BVBA. and BioTelemetry Research, Japan G.K. as a combined entity, except where otherwise stated or where it is clear that the terms mean only BioTelemetry, Inc. exclusive of its subsidiaries.

 CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

        This document includes certain forward looking statements within the meaning of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995 regarding, among other things, our growth prospects, the prospects for our products and our confidence in our future. These statements may be identified by words such as "expect," "anticipate," "estimate," "intend," "plan," "believe," "promises" and other words and terms of similar meaning. Examples of forward-looking statements include statements we make regarding our ability to increase demand for our products and services, to leverage our MCOT™ platform to expand into new markets, our market share, our expectations regarding revenue trends in our segments, and the achievement of cost efficiencies through process improvement and gross margin improvements. Such forward looking statements are based on current expectations and involve inherent risks and uncertainties, including important factors that could delay, divert, or change any of these expectations, and could cause actual outcomes and results to differ materially from current expectations. These factors include, among other things:

  •
  our ability to successfully integrate newly-acquired businesses into our business;

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

PART I

Item 1.    Business

Overview

        BioTelemetry, Inc. provides cardiac monitoring services, cardiac monitoring device manufacturing, and centralized cardiac core laboratory services. Since we became focused on cardiac monitoring in 1999, we have developed a proprietary integrated patient management platform that incorporates a wireless data transmission network, Food and Drug Administration ("FDA") cleared algorithms and medical devices and 24-hour monitoring service centers.

        BioTelemetry operates under three reportable segments: (1) Healthcare, (2) Technology and (3) Research. These segments were previously referred to as Patient Services, Product and Research Services, respectively. The segments were renamed in the fourth quarter of 2015 to provide a more accurate description of the business conducted by the segment. There is no change to the composition of our reportable segments as a result of the name change. The Healthcare segment, which generated 82% of our revenue in 2015, is focused on the diagnosis and monitoring of cardiac arrhythmias or heart rhythm disorders. We offer cardiologists and electrophysiologists a full spectrum of solutions which provides them with a single source of cardiac monitoring services. These services range from the differentiated mobile cardiac telemetry service ("MCT"), which we market as Mobile Cardiac Outpatient TelemetryTM ("MCOT™") or External Cardiac Ambulatory Telemetry ("ECAT"), to wireless and trans telephonic event, Holter, Pacemaker and International Normalized Ratio ("INR") monitoring. The Technology segment, which generated 6% of our revenue in 2015, focuses on the development, manufacturing, testing and marketing of medical devices to medical companies, clinics and hospitals. The Research segment, which generated 12% of our revenue in 2015, is engaged in central core laboratory services providing cardiac monitoring, scientific consulting and data management services for drug and medical device trials.

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

Business Strategy

        Our goals are to solidify our position as the leading provider of outpatient cardiac monitoring services, expand our presence in the research market and leverage our monitoring platform in new markets. The key elements of the business strategy by which we intend to achieve these goals include:

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

  •
  Expand Our Presence in the Research Market.  In December 2010, we entered the core lab services business through our acquisition of Agility Centralized Research. We later were able to expand our presence in clinical research with our acquisition of Cardiocore Lab in August 2012 and our purchase of the assets of RadCore Lab in June 2014. We are focusing efforts on increasing our presence in this field, and to become a preferred global provider, as it provides us with the ability to diversify our service offerings while leveraging our expertise in cardiac monitoring.

  •
  Leverage Our Monitoring Platform to New Market Opportunities.  We believe our MCOT™ platform can be leveraged for applications in multiple markets. While our initial focus has been on arrhythmia diagnosis and monitoring, we intend to expand into new market areas that require outpatient or ambulatory monitoring and management.

Healthcare

        The Healthcare segment, operating as CardioNet, LLC ("CardioNet") and Heartcare Corporation of America, Inc. ("Heartcare"), is focused on the diagnosis and monitoring of cardiac arrhythmias, or heart rhythm disorders. We provide cardiologists and electrophysiologists who prefer to use a single source of cardiac monitoring services with a full spectrum of solutions, ranging from our differentiated MCT services to wireless and trans telephonic event and Holter monitoring. We also provide Pacemaker and INR monitoring.

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

        In January 2014, we acquired Mednet Healthcare Technologies, Inc., Heartcare Corporation of America, Inc., Universal Medical, Inc. and Universal Medical Laboratory, Inc. (together, "Mednet"). Through the Heartcare entity, we gained access to a secondary mobile cardiac telemetry technology that is marketed as ECAT. Patients utilizing the ECAT service are monitored at our Ewing, NJ and San Francisco, CA locations. Heartcare also expands our market for wireless and trans telephonic event, Holter and Pacemaker monitoring.

        Our event monitoring services provide physicians with the flexibility to prescribe wireless event monitors, digital loop event monitors, memory loop event monitors and non-loop event monitors. Event data is transmitted, either through automatic transmission of event data with wireless event monitors or through telephonic transmission of stored event data with our traditional event monitors, to one of our event monitoring centers in Eagan, MN, Malvern, PA, San Francisco, CA or Ewing, NJ, where our trained cardiac technicians analyze the data, generate a report of the findings and return the results back to the physician.

        A Holter monitor stores an image of the electrical impulses of every heartbeat or irregularity in digital format on a compact flashcard. The flashcard is mailed or the data is sent electronically through a secure web transfer to one of our Holter labs in Malvern, PA or Ewing, NJ, where our trained cardiac technicians analyze the data, generate a report of the findings and return the results back to the physician. Our next generation Holter monitor, the CardioKey™, which was launched in 2015, is a small, lightweight cardiac monitor which continuously stores up to 14 days of cardiac images.

        We market our services throughout the United States and receive reimbursement for the monitoring provided to patients from Medicare and other third-party commercial payors.

Technology

        The Technology segment, operating as Braemar Manufacturing, LLC ("Braemar"), Universal Medical, Inc. ("UMI") and BioTelemetry Belgium BVBA., focuses on the manufacturing, engineering and development of noninvasive cardiac monitors for leading healthcare companies worldwide. We have been able to build successful customer relationships by providing reliable, quality products and engineering services. We offer contract manufacturing services, developing and producing devices to the specific requirements set by customers. Braemar and UMI currently manufacture the cardiac monitoring devices utilized by our Healthcare segment.

        Braemar and UMI currently manufacture various devices including but not limited to cardiac event monitors, digital Holter monitors and mobile cardiac telemetry monitors. Our facilities located in San Diego, CA, Eagan, MN and Ewing, NJ are responsible for research and product development under FDA guidelines. We operate BioTelemetry Belgium BVBA. in Overijse, Belgium, which imports and distributes our devices to the European markets. Manufacturing of devices is performed in our Eagan, MN and Ewing, NJ facilities. We believe that our manufacturing facilities will be sufficient to meet our manufacturing needs for the foreseeable future.

        We believe our manufacturing operations are in compliance with regulations mandated by the FDA. We are subject to unannounced inspections by the FDA and we successfully completed routine audits by the FDA in February 2013 in Eagan, MN and December 2014 in Ewing, NJ with no significant findings noted or warnings issued. Our Eagan, MN, San Diego, CA and Ewing, NJ facilities are ISO 13485:2003 certified and registered with the FDA. ISO 13485 is a quality system standard used by medical companies providing design, development, manufacturing, installation and servicing, and is the basis for acquiring CE Marking for medical device product distribution in the European Union.

        There are a number of critical components and sub-assemblies in the devices. The vendors for these materials are qualified through stringent evaluation and testing of their performance. We implement a strict no-change policy with our contract manufacturers to ensure that no components are changed without our approval.

Research

        The Research segment, operating as Cardiocore, LLC ("Cardiocore"), is engaged in central core laboratory services that provide cardiac monitoring, imaging services, scientific consulting and data management services for drug, medical treatment and device trials. The centralized services include electrocardiography (ECG), Holter monitoring, ambulatory blood pressure monitoring (ABPM), echocardiography (ECHO), multigated acquisition scan (MUGA), a full range of imaging services, protocol development, expert reporting and statistical analysis. We also provide a full range of support services that include project coordination, setup and management, equipment rental, data transfer, processing, analysis and 24/7 customer support and site training. Our data management systems enable complete customization for sponsors' preferred data specifications and our web service, CardioPortal™, provides access to rich data from any web browser, without client-side plug-ins.

        We entered the research field through the acquisition of Agility Centralized Research in December 2010, and later expanded our presence with the acquisition of Cardiocore Lab in August 2012 and RadCore Lab in June 2014. Through these acquisitions, we gained global experience in central core laboratory services, which includes experience in Phase I-IV and Thorough QT Trials. Our primary customers are pharmaceutical companies and contract research organizations. Additionally, we operate locations in Maryland, California, London, UK, and Tokyo, Japan, which support sponsors and sites in Eastern and Western Europe, Russia and Asia-Pacific, North and South America, Africa and the Middle East.

Research and Development

        For the years ended December 31, 2015, 2014, and 2013, we spent $7.1 million, $7.4 million and $7.3 million, respectively, on research and development expenses focused on developing new products and enhancements to our existing products. In 2013, we outsourced our cardiac monitoring hardware development to the Belgium-based nanoelectronics research center IMEC. We intend to continue to develop proof of superiority of our MCOT™ technology through clinical data. The three primary sources of clinical data that we have used to date to illustrate the clinical value of MCOT™ include: (1) a randomized 300-patient clinical study; (2) our cumulative actual monitoring experience from our databases; and (3) numerous other published studies.

        We completed a 17-center, 300-patient randomized clinical trial in March 2007 that was sponsored by us. We believe this study, at that time, represented the largest randomized study comparing two noninvasive arrhythmia monitoring methods. The study was designed to evaluate patients who were suspected to have an arrhythmic cause underlying their symptoms, but who were a diagnostic challenge given that they had already had a non-diagnostic 24-hour Holter monitoring session or four hours of telemetry monitoring within 45 days prior to enrollment. Patients were randomized to either MCOT™ or to a loop event monitor for up to 30 days. Of the 300 patients who were randomized, 266 patients who completed a minimum of 25 days of monitoring were analyzed (134 patients using MCOT™ and 132 patients using loop event monitors).

        The study specifically compared the success of MCOT™ against loop event monitors in detecting patients with clinically significant arrhythmias and demonstrated the superiority of MCOT™ for confirming the diagnosis of these types of arrhythmias. The study also demonstrated the advantage of using MCOT™ compared to the loop event monitor in the detection of asymptomatic atrial fibrillation or flutter. Diagnosis and treatment of atrial fibrillation is important because it can lead to many other medical problems, including stroke. The study concluded that MCOT™ provided a significantly higher diagnostic yield, in detecting an arrhythmic event in patients with symptoms of cardiac arrhythmia, compared to traditional loop event monitoring, including such monitoring designed to automatically detect certain arrhythmias.

        In addition to the aforementioned 300-patient randomized clinical trial, MCOT™ has been cited and referenced in a total of 40 publications and abstracts.

Sales and Marketing

        We market our cardiac monitoring solutions through a direct sales force primarily to cardiologists and electrophysiologists, who are the physician specialists who most commonly diagnose and manage patients with arrhythmias. We market our research services to pharmaceutical companies, medical device companies and contract research and academic research organizations. We market our products to physicians, hospitals and other cardiac monitoring providers. We attend trade shows and medical conferences to promote our various products and services. The trade shows and conferences we attend are related to organizations such as: the Heart Rhythm Society, American College of Cardiology (ACC), Society of Thoracic Surgeons, European Society of Cardiology, American Heart Association and the American Telemedicine Association. We also attend the Medica, DIA and Partnerships in Clinical Trials tradeshows as well as the annual Boston Atrial Fibrillation Conference. We sponsor peer-to-peer educational events and participate in targeted public relations opportunities. CardioNet is a leading member of the Remote Cardiac Service Provider Group. In addition, Cardiocore is a founding member and the first cardiac core lab to join the Cardiac Safety Research Consortium ("CSRC"). Through the CSRC, we are able to network with representatives of major pharmaceutical companies, as well as discuss key cardiac safety issues during the drug development process.

Healthcare Reimbursement

        In the Healthcare segment, services are billed to government and commercial payors using specific codes describing the services. Those codes are part of the Commercial Procedural Terminology ("CPT") coding system which was established by the American Medical Association ("AMA") to describe services provided by physicians and other suppliers. Physicians select the code that best describes the medical services being prescribed. Approximately 41% of our Healthcare revenues are subject to reimbursement from the Medicare program, a federal government health insurance program administered by the Centers for Medicare and Medicaid Services ("CMS"), at rates that are set nationally and adjusted for certain regional indices.

        In addition to receiving reimbursement from Medicare, we enter into contracts with commercial payors to receive reimbursement at specified rates for our technical services. Such contracts typically provide for an initial term of between one and three years and provide for automatic renewal thereafter. Either party can typically terminate these contracts by providing between 60 and 120 days prior notice to the other party at any time following the end of the initial term of the agreement. The contracts provide for an agreed upon reimbursement rate, which in some instances is tied to the rate of reimbursement we receive from Medicare. Pursuant to these contracts, we generally agree to indemnify our commercial payors for damages arising in connection with the performance of our obligations under these agreements.

        In addition to receiving reimbursement from government and commercial payors, we have direct arrangements with physicians who may purchase our monitoring services and then submit claims for these services directly to commercial and government payors. In some cases, patients may pay for their service out-of-pocket.

Competition

        Although we believe that we have a leading market share in the mobile cardiac monitoring industry, the market in which our Healthcare division operates is fragmented and characterized by a large number of smaller regional service providers. We believe that the principal competitive factors that impact the success of our cardiac monitoring solutions include some or all of the following:

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

        Our Technology division competes directly with other original equipment manufacturers. We believe that we compete favorably based on our suite of quality products and innovative solutions, our superior customer service and our extensive industry experience.

        Our Research business competes directly with other core labs as well as contract research organizations that offer core lab services. We believe that we compete favorably based on our comprehensive cardiac service offering, the scale of our operation and our ability to support the entire life cycle of new drug development.

  Intellectual Property

        We rely on a combination of intellectual property laws, nondisclosure agreements and other measures to protect our proprietary rights. We attempt to protect our intellectual property rights by filing patent applications for new features and products we develop. In addition, we also seek to maintain certain intellectual property and proprietary know-how as trade secrets, and generally require our partners to execute non-disclosure agreements prior to any substantive discussions or disclosures of our technology or business plans. Our business and competitive positions are dependent in part upon our ability to protect our proprietary technology and our ability to avoid infringing the patents or proprietary rights of others.

        Patents.    As of December 31, 2015, we had 34 issued United States patents, of which 3 are United States design patents. We also have 81 issued foreign patents, bringing our total number of issued patents worldwide to 115. In furtherance of our overall global intellectual property strategy, we have approximately 39 patent applications currently on file worldwide. We filed these patent applications in the United States, Europe, Canada, China, Korea, Japan and Australia. Our issued United States patents expire between 2017 and 2032. While we have several patents expiring between 2017 and 2020, including patents that relate, in part, to our key products, we do not believe such expirations will have a material impact on our ability to compete in the short-term since our technology is typically covered by several patents, creating a system of protected technology.

        Trademarks and Copyrights.    As of December 31, 2015, we had 17 trademark registrations in the United States, 2 pending trademark applications in the United States and 1 pending trademark application in Europe for a variety of word marks and slogans. Our trademarks are an integral part of our business and include, among others, the registered trademark CardioNet®, and the unregistered trademarks Mobile Cardiac Outpatient Telemetry™, MCOT™ and CardioPortal™. We also had a significant amount of copyright-protected materials, including among other things, software textual material.

Government Regulation

        The health care industry is highly regulated, with no guarantee that the regulatory environment in which we operate will not change significantly and adversely in the future. We believe that health care legislation, rules, regulations and interpretations will change, and we expect to modify our agreements and operations in response to these changes.

        U.S. Food and Drug Administration.    The medical devices that we use to provide patient monitoring services are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act. The basic regulatory requirements that manufacturers of medical devices distributed in the U.S. must comply with are Premarket Notification 510(k), unless exempt, or Premarket Approval ("PMA"), establishment registration, medical device listing, quality system regulation, labeling requirements and medical device reporting.

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

        Health Care Fraud and Abuse.    In the United States, there are state and federal anti-kickback laws that generally prohibit the payment or receipt of kickbacks, bribes or other remuneration in exchange for the referral of patients or other health care-related business. In addition, federal law (e.g., the "Stark" law) and some state laws prohibit the existence of certain financial relationships between referring physicians and health care providers and suppliers unless those relationships meet the requirements of specific exceptions to the law. Anti-kickback laws constrain our sales, marketing and promotional activities by limiting the kinds of financial arrangements we may have with physicians, medical centers and others in a position to purchase, recommend or refer patients for our cardiac monitoring services or other products or services we may develop and commercialize. Due to the breadth of some of these laws, it is possible that some of our current or future practices might be challenged under one or more of these laws.

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

        As a result of the passage of the Affordable Care Act, manufacturers of certain medical devices are subject to an excise tax, applicable to sales of taxable medical devices beginning January 1, 2013. Several devices that are manufactured by our Technology segment are subject to these taxes. The tax equals 2.3% of the sale price of the applicable medical device. As a manufacturer, we are responsible for remitting these taxes to the federal government. However, on December 18, 2015, the Consolidated Appropriations Act of 2016, among other things, included a moratorium on the medical devices tax commencing on January 1, 2016 and ending on December 31, 2017.

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

        The Medicare program is subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, interpretations of policy, Medicare administrative contractor determinations and government funding restrictions. All of these policies may materially increase or decrease the rate of program payments to health care facilities and other health care suppliers and practitioners, including those paid for our cardiac monitoring services. Any changes in federal legislation, regulations or other policies affecting Medicare coverage or reimbursement relative to our cardiac monitoring services could have an adverse effect on our performance.

        Our facilities in Malvern, PA, San Fransico, CA, Ewing, NJ and Eagan, MN are enrolled in Medicare as Independent Diagnostic Testing Facilities ("IDTFs"), which is defined by CMS as an entity independent of a hospital or physician's office in which diagnostic tests are performed by licensed or certified non-physician personnel under appropriate physician supervision. Medicare has set very detailed performance standards that every IDTF must meet in order to obtain or maintain its billing privileges, including requirements to, among other things, operate in compliance with all applicable federal and state licensure and regulatory requirements for the health and safety of patients; maintain a physical facility on an appropriate site meeting specific criteria; have a comprehensive liability insurance policy of at least $0.3 million per location; disclose certain ownership information; have its testing equipment calibrated and maintained in accordance with specific standards; have technical staff on duty with the appropriate credentials to perform tests; and permit on-site inspections. These requirements are subject to change. We believe that our facilities are in compliance with the IDTF standards.

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

Employees

        As of December 31, 2015, we employed 938 employees. None of our employees are represented by a collective bargaining agreement. We consider our relationship with our employees to be good.

Available Information

        We file electronically with the U.S. Securities and Exchange Commission our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make these reports available on our website at http://www.gobio.com, free of charge. Copies of these reports are made available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further copies of these reports are located at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings, at http://www.sec.gov.

Item 1A.    Risk Factors

We have a history of net losses and future profitability is uncertain.

        We previously incurred net losses for each annual period from our inception through December 31, 2014. For the years ended December 31, 2014 and 2013, we realized net losses of $9.8 million and $7.3 million, respectively. As of December 31, 2015, we had a total accumulated deficit of approximately $196.2 million. While we attained profitability in the year ended December 31, 2015, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

        We receive reimbursement for our services from commercial payors and from Medicare administrative contractors with jurisdiction in the state where the services are performed. In addition, our prescribing physicians receive reimbursement for professional interpretation of the information provided by our products and services from commercial payors or Medicare. Average commercial reimbursement rates declined from 2009 to 2014. Over time, we expect that commercial payors may transition from commercial pricing to the CMS national rate, which is lower than those rates historically paid by commercial payors. Furthermore, when commercial payors combine their operations, the combined company may elect to reimburse for our products and services at the lowest rate paid by any of the participants in the consolidation. If one of the payors participating in the consolidation does not reimburse for one of our products or services, the combined company may elect not to reimburse for such product or service. In addition, CMS may reduce the reimbursement rate for our services, as it has in the past. Additionally, commercial payors can typically terminate these contracts by providing between 60 and 120 days prior notice at any time following the end of the initial term of the agreement. A decrease in the reimbursement rates or termination of commercial payor contracts would adversely affect our financial results.

The operation of our monitoring facilities is subject to rules and regulations governing IDTFs and state licensure requirements; failure to comply with these rules could prevent us from receiving reimbursement from Medicare and some commercial payors.

        We have monitoring facilities in Malvern, PA, Eagan, MN, Ewing, NJ and San Francisco, CA that analyze the data obtained from cardiac monitors and report the results to physicians. In order for us to receive reimbursement from Medicare and some commercial payors, our monitoring centers must be certified as IDTFs. Certification as an IDTF requires that we follow strict regulations governing how the center operates, such as requirements regarding the experience and certifications of the technicians who review data transmitted from our monitors. These rules and regulations vary from location to location and are subject to change. If they change, we may have to change the operating procedures at our monitoring facilities, which could increase our costs significantly. If we fail to obtain and maintain IDTF certification, our services may no longer be reimbursed by Medicare and some commercial payors, which could have a material adverse impact on our business.

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

        As part of our business operations, we submit claims on behalf of patients directly to, and receive payments from, Medicare, Medicaid, and other third-party payors. We are subject to extensive government regulation, including requirements for submitting reimbursement claims under appropriate codes and maintaining certain documentation to support our claims. Medicare contractors and Medicaid agencies periodically conduct pre and post payment reviews and other audits of claims and are under increasing pressure to more closely scrutinize health care claims and supporting documentation. We have been and are currently subject to pre and post payment reviews as well as audits of claims under CMS' Recovery Audit Program and may experience such reviews and audits of claims in the future. Such reviews and similar audits of our claims could result in material delays in payment, as well as material recoupments or denials, which would reduce our net sales and profitability, or result in our exclusion from participation in the Medicare or Medicaid programs. We are also subject to similar review and audits from private payors, which may also result in material delays in payment and material recoupments and denials. In addition, state agencies may conduct investigations or submit requests for information relating to claims data submitted to private payors. For example, in the second quarter 2014, the New Jersey Department of Banking and Insurance requested claims data that the Mednet entities submitted to private payors. We responded to requests for information from the State of New Jersey and cooperated with them until the matter was closed in 2015. No penalty, demand or other adverse action was taken against us.

We have a concentrated number of payors and losing one of them would reduce our sales and adversely affect our business and operating results.

        A small number of payors and Medicare represent a significant percentage of our revenue. For the year ended December 31, 2015, our top 10 payors by revenue accounted for approximately 68% of our Healthcare revenue, of which 41% is Medicare. Our agreements with commercial payors typically allow either party to the contract to terminate the contract by providing between 60 and 120 days prior written notice to the other party at any time following the end of the initial term of the contract. Our commercial payors may elect to terminate or not to renew their contracts with us for any reason and, in some instances, can unilaterally change the reimbursement rates they pay. In the event any of our key commercial payors terminate their agreements with us, elect not to renew or enter into new agreements with us upon expiration of their current agreements, or do not renew or establish new agreements on terms as favorable as are currently contracted, our business, operating results and prospects would be adversely affected.

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

        Violation of these laws against us could have a material adverse effect on our business, financial condition and results of operations. For example, in 2013, we experienced the theft of two unencrypted laptop computers and, as a result, were required to provide notices under the HIPAA Breach Notification Rule. Although we have been in compliance with our obligations stemming from these incidents, there has yet to be an outcome to the ongoing investigation into the thefts by the United States Department of Health and Human Services' Office for Civil Rights. We are unable to predict what action, if any, might be taken in the future by the Office for Civil Rights or other governmental authorities as a result of this investigation or what impact, if any, the outcome of this matter might have on our results of operations.

The FDA may recommend a different approach to measuring the cardiac impact and safety of drugs as part of the approval process. Such changes could make the systems and processes of our research segment obsolete and adversely affect revenue and profitability.

        The FDA has provided guidance reinforcing the need for cardiac safety testing of all compounds entering the blood stream as part of the approval process. The requirements vary based on the type and history of compound. This testing is accomplished by different methods, including cardiac imaging such as MUGA scans and echocardiography and electrocardiographic (ECG) analysis including measuring the QT/QTc interval for prolongation. We function as a core lab and have developed proprietary systems and processes to receive cardiac imaging studies and ECGs for analysis. It is possible that, in the future, the FDA may recommend a different approach for evaluating the cardiac impact and safety of compounds which may diminish the need for a core lab. This would considerably reduce the value of our existing systems and processes and would substantially decrease our revenues and profitability in our Research segment.

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

The medical device industry is the subject of numerous governmental investigations into marketing and other business practices. These investigations could result in the commencement of civil and/or criminal proceedings, substantial fines, penalties, and/or administrative remedies, divert the attention of our management, and have an adverse effect on our financial condition and results of operations.

        As mentioned above, we are subject to rigorous regulation by the U.S. FDA and numerous other federal, state and foreign governmental authorities. These authorities have been increasing their scrutiny of our industry. We occasionally receive subpoenas or other requests for information from state and federal governmental agencies, including, among others, the U.S. DOJ and the Office of Inspector General of HHS. These investigations typically relate primarily to financial arrangements with health care providers, regulatory compliance, and product promotional practices.

        We cooperate with these investigations and respond to such requests. However, when an investigation begins, we cannot predict when it will be resolved, the outcome of the investigation, or its impact on us. An adverse outcome in one or more of these investigations could include the commencement of civil and/or criminal proceedings, substantial fines, penalties, and/or administrative remedies, including exclusion from government reimbursement programs and entry into Corporate Integrity Agreements (CIAs) with governmental agencies. In addition, resolution of any of these matters could involve the imposition of additional and costly compliance obligations. Finally, if these investigations continue over a long period of time, they could divert the attention of management from the day-to-day operations of our business and impose significant administrative burdens, including cost, on us. These potential consequences, as well as any adverse outcome from these investigations or other investigations initiated by the government at any time, could have a material adverse effect on our financial condition and results of operations.

If we do not obtain and maintain adequate protection for our intellectual property, it may adversely affect the value of our technology and devices and future revenues and operating income.

        Our business and competitive positions are largely dependent upon our ability to protect our proprietary technology. To protect our proprietary rights, we rely on a combination of trademark, copyright, patent, trade secret and other intellectual property laws, employment, confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements and protective contractual provisions with other third parties. We attempt to protect our intellectual property position by filing trademark applications and U.S. and international patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business.

        We do not believe that any single patent, trademark or other intellectual property right of ours, or combination of our intellectual property rights, is likely to prevent others from competing with us using a similar business model. There are many issued patents and patent applications held by others in our industry and the electronics field. Our competitors may independently develop technologies that are substantially similar or superior to our technologies, or design around our patents or other intellectual property to avoid infringement. In addition, we may not apply for a patent relating to products or processes that are patentable, we may fail to receive any patent for which we apply or have applied, and any patent owned by us or issued to us could be circumvented, challenged, invalidated, or held to be unenforceable, or rights granted thereunder may not adequately protect our technology or provide a competitive advantage to us. If a third party challenges the validity of any patents or proprietary rights of ours, we may become involved in intellectual property disputes and litigation that would be costly and time-consuming. All of our patents will eventually expire and some of our patents, including patents protecting significant elements of our technology, will expire within the next several years. These patents will expire between 2017 and 2020, at which point we can no longer enforce these against third parties to prevent them from making, using, selling, offering to sell, or importing our current clinical device. This could expose us to more competition and have an adverse impact on our business.

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

        If we are found to infringe on the patents or intellectual property rights of others, we may be required to pay damages, stop the infringing activity or obtain licenses or rights to the patents or other intellectual property in order to use, manufacture, market or sell our products and services. Any required license may not be available to us on acceptable terms, or at all. If we succeed in obtaining such licenses, payments under such licenses would reduce any earnings from our products. In addition, licenses may be non-exclusive and, accordingly, our competitors may have access to the same technology as that which may be licensed to us. If we fail to obtain a required license or are unable to alter the design of our product candidates to make a license unnecessary, we may be unable to manufacture, use, market or sell our products and services, which could significantly affect our ability to achieve, sustain or grow our commercial business.

If we are unable to successfully integrate acquired companies and technology, we may not realize the benefits anticipated and our future growth may be adversely affected.

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

        We believe that our existing cash and cash equivalents, together with our revolving credit facility with Healthcare Financial Solutions, LLC, ("HFS") , the successor in interest to GE Capital

Corporation, will be sufficient to meet our anticipated cash requirements for the foreseeable future. However, our future funding requirements will depend on many factors, including:

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

        If we decide to raise additional capital in the future, such capital may not be available on reasonable terms, or at all. If we raise additional funds by issuing equity securities, dilution to existing stockholders would result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and financial ratios that may restrict our ability to operate our business.

We have outstanding debt, and may incur other debt in the future, which could adversely affect our financial condition, liquidity and results of operations.

        As of December 31, 2015, we had outstanding debt under our credit facility with HFS of $24.1 million. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, future acquisitions or expansion of our business.

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

Our Healthcare segment is dependent upon physicians prescribing our services and failure to obtain those prescriptions may adversely affect our revenue.

        The success of our Healthcare segment is dependent upon physicians prescribing our services. Our success in obtaining prescriptions will be directly influenced by a number of factors, including:

  •
  the ability of the physicians with whom we work to obtain sufficient reimbursement and be paid in a timely manner for the professional services they provide in connection with the use of our cardiac monitoring solutions;

  •
  our ability to continue to establish ourselves as a comprehensive cardiac monitoring services provider;

  •
  our ability to educate physicians regarding the benefits of our services over alternative diagnostic monitoring solutions; and

  •
  the clinical efficacy of our devices.

        If we are unable to educate physicians regarding the benefits of our products and obtain sufficient prescriptions for our services, revenue from the provision of our cardiac monitoring solutions could potentially decrease.

We may experience difficulty in obtaining reimbursement for our services from commercial payors that consider our technology to be experimental and investigational, which would adversely affect our revenue and operating results.

        Many commercial payors refuse to enter into contracts to reimburse the fees associated with medical devices or services that such payors determine to be "experimental and investigational." Commercial payors typically label medical devices or services as "experimental and investigational" until such devices or services have demonstrated product superiority evidenced by a randomized clinical trial. We completed a clinical trial in March 2007 that showed that MCOT™ provided higher diagnostic yield than traditional loop event monitoring. Prior to our clinical trial, MCOT™ was labeled "experimental and investigational" by numerous commercial payors. Since the trial was published in March 2007, we have obtained contracts with most of these commercial payors that previously labeled MCOT™ as "experimental and investigational." We have not obtained contracts with certain remaining commercial payors however, and these payors have informed us that they do not believe the data from this trial justifies the removal of the experimental designation. As a result, these commercial payors may refuse to reimburse the technical and professional fees associated with MCOT™.

        If commercial payors decide not to reimburse our services or the related services provided by physicians, or the rates of such reimbursement change, or if we fail to properly administer claims, our revenue could be adversely affected.

We have a concentration of risk related to the accounts receivable from one customer and failure to fully collect outstanding balances from this customer, or a combination of other customers, may adversely affect our results of operations.

        As of December 31, 2015, we have balances owed to us from one customer, Medicare, representing approximately 13% of our total gross accounts receivable. We maintain an allowance for doubtful accounts based on the collections history and aging of outstanding receivables, as well as for any specific instances we become aware of that may preclude us from reasonably assuring collection on outstanding balances. Determining the allowance for doubtful accounts is judgmental in nature and often involves the use of significant estimates. A determination that requires a change in our estimates could have a materially adverse effect on our financial condition and operating results.

If we do not have enough equipment or experience delays in manufacturing, we may be unable to fill prescriptions in a timely manner, physicians may elect not to prescribe our services, and our revenue and growth prospects may be adversely affected.

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

        As we expand our commercial activities, an increased burden will be placed upon our data processing systems and the equipment upon which they rely. Interruptions of our data networks, or the data networks of our wireless carriers for any extended length of time, loss of stored data or other computer problems could have a material adverse effect on our business and operating results. Frequent or persistent interruptions in our cardiac monitoring services could cause permanent harm to our reputation and could cause current or potential users of our remote monitoring services or prescribing physicians to believe that our systems are unreliable, leading them to switch to our competitors. Such interruptions could result in liability claims and litigation against us for damages or injuries resulting from the disruption in service.

New products and technological advances by our competitors may negatively affect our market share, commercial opportunities and results of operations.

        The market for cardiac monitoring solutions is evolving rapidly and becoming increasingly competitive. Our industry is highly fragmented and characterized by a small number of large providers and a large number of smaller regional service providers. These third parties compete with us in marketing to payors and prescribing physicians, recruiting and retaining qualified personnel, acquiring technology and developing solutions complementary to our programs. In addition, as companies with substantially greater resources than ours enter our market, we will face increased competition. If our competitors are better able to develop and patent cardiac monitoring solutions than us, or develop more effective or less expensive cardiac monitoring solutions that render our solutions obsolete or non-competitive, or deploy larger or more effective marketing and sales resources than ours, our business will be harmed and our commercial opportunities will be reduced or eliminated.

We operate in an intensely competitive industry, and our failure to respond quickly to technological developments and incorporate new features into our products could harm our ability to compete.

        We operate in an intensely competitive industry that experiences rapid technological developments, changes in industry standards, changes in patient requirements and frequent new product introductions and improvements. If we are unable to respond quickly and successfully to these developments, we may lose our competitive position, and our products or technologies may become uncompetitive or obsolete. To compete successfully, we must maintain a successful research and development effort, develop new products and production processes and improve our existing products and processes at the same pace or ahead of our competitors. Our research and development efforts are aimed at solving increasingly complex problems, as well as creating new technologies, and we do not expect that all of our projects will be successful. If our research and development efforts are unsuccessful, our future results of operations could be materially affected.

We are increasingly dependent on sophisticated information technology systems to operate our business and if we fail to properly maintain the integrity of our data or if our products do not operate as intended or we experience a cyber-attack or other breach of these systems, our business could be materially affected.

        We are increasingly dependent on sophisticated information technology for our products and infrastructure. We rely on information technology systems to process, transmit and store electronic information in our day-today operations. The size and complexity of our information technology systems makes them vulnerable to increasingly sophisticated cyber-attacks, malicious intrusion, breakdown, destruction, loss of data privacy, or other significant disruption. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, the increasing need to protect patient and customer information and changing customer patterns. As a result of technology initiatives, recently enacted regulations, changes in our system platforms and integration of new business acquisitions, we have been consolidating and integrating the number of systems we operate and have upgraded and expanded our information systems capabilities.

        In addition, third parties may attempt to hack into our products or systems and may obtain data relating to patients with our products or our proprietary information. If we fail to maintain or protect our information systems and data integrity effectively, we could lose existing customers, have difficulty attracting new customers, have problems in determining product cost estimates and establishing appropriate pricing, have difficulty preventing, detecting, and controlling fraud, have disputes with customers, physicians, and other health care professionals, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences. There can be no assurance that our process of consolidating the number of systems we operate, upgrading and expanding our information systems capabilities, protecting and enhancing our systems and developing new systems to keep pace with continuing changes in information processing technology will be successful or that additional systems issues will not arise in the future. Any significant breakdown, intrusion, interruption, corruption, or destruction of these systems, as well as any data breaches, could have a material adverse effect on our business.

Changes in the health care industry or tort reform could reduce the number of cardiac monitoring solutions ordered by physicians, which could result in a decline in the demand for our solutions, pricing pressure and decreased revenue.

        Changes in the health care industry directed at controlling health care costs or perceived over-utilization of cardiac monitoring solutions could reduce the volume of services ordered by physicians. If more health care cost controls are broadly instituted throughout the health care industry, the volume of cardiac monitoring solutions could decrease, resulting in pricing pressure and declining demand for our services, which could harm our operating results. In addition, it has been suggested that some physicians order cardiac monitoring solutions, even when the services may have limited clinical utility, primarily to establish a record for defense in the event of a claim of medical malpractice against the physician. Legal changes increasing the difficulty of initiating medical malpractice cases, known as tort reform, could reduce the number of our services prescribed as physicians respond to reduced risks of litigation, which could harm our operating results.

Legislation and policy changes reforming the United States health care system may have a material adverse effect on our operating results and financial condition.

        On March 23, 2010, both the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law. Together, the two measures make the most sweeping and fundamental changes to the United States health care system since the creation of Medicare and Medicaid. The Health Care Reform laws include a large number of health-related provisions to take effect over the next few years, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, requiring manufacturers to report payments or other transfers of value made to physicians and teaching hospitals and modifying certain payment systems to encourage more cost-effective care.

        In addition, various health care reform proposals have also emerged at the state level. We cannot predict the effect that newly enacted laws or any future legislation or regulation will have on us. However, the implementation of new legislation and regulation may lower reimbursements for our products, reduce medical prescriptions for our services and adversely affect our business.

If we or our suppliers fail to achieve or maintain regulatory approval of manufacturing facilities, our growth could be limited and our business could be adversely affected.

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

        We currently rely on a limited number of suppliers of components for the devices that we manufacture. If these suppliers became unable to provide components in the volumes needed or at an acceptable price, we would have to identify and qualify acceptable replacements from alternative sources of supply. The process of qualifying suppliers is lengthy. Delays or interruptions in the supply of our required components could limit or stop our ability to provide sufficient quantities of devices on a timely basis and meet demand for our services, which could have a material adverse effect on our business, financial condition and results of operations.

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

        Future issuance in connection with acquisitions and sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2015, we had 27,277,939 outstanding shares of vested common stock. In addition, we have 4,111,455 options and restricted stock units ("RSUs") outstanding to purchase shares of our common stock that will become exercisable over the next four years. Additionally, as of December 31, 2015, we had 265,990 performance stock units ("PSUs") which may vest and 200,000 performance stock options which may become exercisable, if certain performance criteria are met. If exercised, vested or earned, additional shares would become available for sale.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        As of December 31, 2015, we lease facilities in the following locations:

  •
  61,000 square feet of space for our Corporate Headquarters and Healthcare operations and monitoring center in Malvern, PA, under an agreement that expires in March 2021;

  •
  28,000 square feet of space for Healthcare monitoring as well as Technology manufacturing in Ewing, NJ, under an agreement that expires in December 2018;

  •
  24,000 square feet of space for Healthcare monitoring as well as Technology manufacturing in Eagan, MN, under an agreement that expires in January 2017;

  •
  16,000 square feet of space for our Healthcare distribution center in Chester, PA, under an agreement that expires in December 2020;

  •
  13,000 square feet of space for Research in Rockville, MD under an agreement that expires in November 2018;

  •
  11,000 square feet of space for our Healthcare distribution center in Phoenix, AZ, under an agreement that expires in May 2020;

  •
  8,000 square feet of space dedicated to Technology research and development and engineering activities in San Diego, CA, under an agreement that expires in June 2020;

  •
  7,000 square feet of space for our Healthcare monitoring facility in San Francisco, CA, under an agreement that expires in March 2019;

  •
  5,000 square feet of space for our Healthcare customer support center in Norfolk, VA under an agreement that expires in July 2018;

  •
  4,000 square feet of space for Research in San Francisco, CA under an agreement that expires in October 2019;

  •
  1,500 square feet of space for Research in Long Beach, CA under an agreement that expires in March 2018;

  •
  200 square feet of space for Research in London, UK under an agreement that continues on a quarterly basis until terminated; and

  •
  100 square feet of space for Research in Tokyo, Japan under an agreement that continues on a quarterly basis until terminated.

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

        The final outcome of any current or future litigation or governmental or internal investigations cannot be accurately predicted, nor can we predict any resulting penalties, fines or other sanctions that may be imposed at the discretion of federal or state regulatory authorities. We record accruals for such contingencies to the extent that it concludes it is probable that a liability has been incurred and the amount of the loss can be estimated.

Department of Justice Civil Investigation

        On August 25, 2011, we received a Civil Investigative Demand issued by the U.S. Department of Justice, Western District of Washington. The CID states that it was issued in the course of an investigation under the Federal False Claims Act and seeks documents for the period January 1, 2007 through the date of the CID. The CID indicates that the investigation concerns allegations that we may have used inappropriate diagnosis codes when submitting claims for payment to Medicare for our real-time, MCOT™ services. During the second quarter of 2014, we reached an agreement in principle for a potential settlement. As a result, we recorded a non-operating charge of $6,400 in the first half of 2014. During the first quarter 2015, the settlement agreement was finalized and we paid $6,400 to the Department of Justice. As part of the settlement, we are not subject to any ongoing obligations or requirements.

CardioNet v. Mednet and MedTel Et Al.

        On May 8, 2012, CardioNet filed suit against Mednet Healthcare Technologies, Inc., MedTel 24, Inc.,et al. for patent infringement related to the making, use, offering for sale, and sale of the Heartrak ECAT device and monitoring services. The suit asserted that the defendants are infringing CardioNet's U.S. Patent Nos. 7,212,850, 7,907,996, 6,569,095, 7,587,237 and 7,941,207, which generally cover data collection and reporting. This litigation concluded on January 31, 2014 when the Court entered a Consent Judgment declaring all five CardioNet patents valid and enforceable, and infringed upon by the defendants' making, using, offering to sell, or selling the Heartrak ECAT device and monitoring services. Under the terms of the Consent Judgment entered by the Court, Medtel 24 was granted a limited, non-exclusive, license for the Heartrak ECAT system for a period of one year. On the 364th day of such license, MedTel 24 filed a Motion to Set Aside the Consent Judgment and served us with a Demand for Arbitration.

        On July 22, 2015, the Court upheld the enforceability of its previously issued Consent Judgment. On October 2, 2015, the Court issued an Order finding MedTel in contempt of the Consent Judgment. MedTel was ordered to return, within 21 days of the Order, all of the Heartrak ECAT materials it improperly retained in violation of the Consent Judgment. The Court further ordered that MedTel's CEO was required to submit a declaration to the Court that all of the materials have been returned within the 21-day window. MedTel delivered the Heartrak ECAT material in compliance with the Order. In a separate Order, the Court ordered MedTel to issue payment for CardioNet's lost profits and expenses totaling $848 as well as attorney fees in the amount of $975. While we intend to vigorously pursue collection, there can be no assurance as to whether MedTel will be able to satisfy the amount covered by the award, and therefore no amount has been recorded.

CardioNet v. ScottCare Litigation

        On May 8, 2012, CardioNet filed suit against The ScottCare Corporation and Ambucor Health Solutions, Inc. in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 2:12-CV-2516- PBT) for patent infringement under the same five CardioNet patents at issue in the Mednet litigation, related to the making, use, sale, and offering for sale of the ScottCare TeleSentry Mobile Cardiac Telemetry device and monitoring services. CardioNet is seeking an injunction against each defendant, as well as monetary damages. The ScottCare Corporation has asserted counterclaims alleging the patents in suit are invalid and not infringed. The trial court heard argument on motions for summary judgment and motions to limit expert testimony in June 2015, but has not yet issued rulings on these motions. ScottCare has dropped all invalidity challenges with respect to one of the patents in the suit. A trial date has been set for September 12, 2016. Consistent with the accounting for contingent liabilities, no accrual has been recorded in the financial statements. We are vigorously pursuing our claims and defending against the counterclaims.

CardioNet v. InfoBionic

        CardioNet, LLC and Braemar Manufacturing, LLC (collectively, "CardioNet") filed a patent infringement lawsuit against InfoBionic, Inc. on May 8, 2015, in the United States District Court for the District of Massachusetts. CardioNet asserts that InfoBionic's MoMe™ Kardia System infringes CardioNet's U.S. Patent Nos. 6,225,901, 6,940,403, 7,212,850, and 7,907,996, relating to collection and reporting of data. CardioNet seeks an injunction and enhanced damages for willful infringement because InfoBionic had prior knowledge of the asserted patents. In response to CardioNet's infringement assertion, in August 2015, InfoBionic filed petitions at the U.S. Patent and Trademark Office for Inter Partes review ("IPR") of the four asserted patents and filed motions with the District Court to dismiss or stay the lawsuit. The Patent Office has not decided whether it will institute IPR proceedings. The District Court denied InfoBionic's motions and set a claims construction hearing for May 2016 and close of fact discovery for June 2016.

Item 4.    Mine Safety Disclosures

        Not Applicable.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

        Our common stock is traded on The NASDAQ Global Select Market under the symbol "BEAT." The following table sets forth the range of high and low sale prices of our common stock for the periods indicated:

  2015

Quarter Ended	High	Low
December 31, 2015	$14.15	$11.55
September 30, 2015	16.68	8.94
June 30, 2015	10.02	7.99
March 31, 2015	11.02	8.79

  2014

Quarter Ended	High	Low
December 31, 2014	$10.68	$6.56
September 30, 2014	7.57	6.54
June 30, 2014	11.02	6.78
March 31, 2014	11.71	6.88

        As of February 17, 2015, there were 27,388,563 shares of our common stock outstanding. Also as of that date, we had approximately 61 holders of record.

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

Stock Performance Graph

        The graph below compares the total stockholder return of an investment of $100 on December 31, 2010 through December 31, 2015 for (i) our common stock (ii) The NASDAQ Health Care Index and (iii) The Russell 2000 Index. Each of the three measures of cumulative total return assumes reinvestment of dividends, if any. The stock price performance shown on the graph below is based on historical data and is not indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return
Among BioTelemetry, Inc., The NASDAQ Health Care Index
and The Russell 2000 Index

Company/Index	Base Period 12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
BioTelemetry, Inc.	$100.00	$50.64	$48.72	$169.66	$214.32	$249.57
NASDAQ Health Care Index	$100.00	$104.51	$132.98	$208.83	$268.28	$286.68
Russell 2000 Index	$100.00	$95.82	$111.49	$154.78	$162.35	$155.18

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

Item 6.    Selected Financial Data

        The selected financial data set forth below are derived from our consolidated financial statements. The Statement of Operations for the years ended December 31, 2015, 2014 and 2013, and the balance sheet data at December 31, 2015 and 2014 are derived from our audited consolidated financial statements included elsewhere in this report. The statement of operations data for the years ended December 31, 2012 and 2011 and the balance sheet data at December 2013, 2012 and 2011 are derived from our audited consolidated financial statements, which are not included herein.

        The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Item 7 of this report.

	Year ended December 31,
	2015	2014	2013	2012	2011
	in thousands, except per share data
Statement of Operations Data:
Revenues:
Healthcare	$145,963	$133,178	$100,386	$93,640	$106,853
Research	21,853	19,744	20,329	8,333	1,079
Technology	10,697	13,656	8,786	9,521	11,090

Total revenues	178,513	166,578	129,501	111,494	119,022
Cost of revenues:
Healthcare	51,693	54,942	35,177	36,793	42,258
Research	12,728	10,646	11,317	3,726	571
Technology	7,535	7,526	3,937	5,074	6,247

Total cost of revenues	71,956	73,114	50,431	45,593	49,076

Gross profit	106,557	93,464	79,070	65,901	69,946
Operating expenses:
General and administrative	47,882	45,131	36,569	32,644	35,011
Sales and marketing	27,936	28,805	26,275	25,604	27,821
Bad debt expense	8,047	9,347	7,787	11,912	12,080
Research and development	7,111	7,396	7,338	4,664	5,698
Other charges	6,063	7,098	7,982	4,236	4,659
Goodwill Impairment	—	—	—	—	45,999

Total operating expenses	97,039	97,777	85,951	79,060	131,268

Income (loss) from operations	9,518	(4,313)	(6,881)	(13,159)	(61,322)
Other (loss) income, net	(1,622)	(7,793)	(223)	52	144

Income (loss) before income taxes	7,896	(12,106)	(7,104)	(13,107)	(61,178)
(Provision for) benefit from income taxes	(468)	2,313	(215)	905	(244)

Net income (loss)	$7,428	$(9,793)	$(7,319)	$(12,202)	$(61,422)

Net income (loss) per common share:
Basic	$0.27	$(0.37)	$(0.29)	$(0.49)	$(2.51)
Diluted	$0.26	$(0.37)	$(0.29)	$(0.49)	$(2.51)
Weighted average number of shares outstanding:
Basic	27,116,300	26,444,626	25,543,646	24,933,656	24,425,318
Diluted	29,089,211	26,444,626	25,543,646	24,933,656	24,425,318

	Year ended December 31,
	2015	2014	2013	2012	2011
	in thousands
Balance Sheet Data:
Cash and cash equivalents	$18,986	$20,007	$22,151	$18,298	$18,531
Short-term available-for-sale investments	—	—	—	—	27,953
Working capital	23,157	13,879	25,215	24,932	57,177
Total assets	124,143	124,372	87,546	90,010	94,975
Total debt	23,194	23,873	—	—	—
Total shareholders' equity	75,926	63,676	66,829	69,998	77,997

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation

        You should read the following discussion and analysis of our financial condition and results of our operations in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors—see "Cautionary Statement Regarding Forward-Looking Statements" and Item 1A "Risk Factors." We are on a calendar year end, and except where otherwise indicated below, "2015" refers to the year ended December 31, 2015, "2014" refers to the year ended December 31, 2014 and "2013" refers to the year ended December 31, 2013.

Overview

  Company Background

        We provide cardiac monitoring services, cardiac monitoring device manufacturing, and centralized core laboratory services. We operate under three reportable segments: (1) Healthcare, (2) Technology and (3) Research. The Healthcare segment is focused on the diagnosis and monitoring of cardiac arrhythmias, or heart rhythm disorders. We offer cardiologists and electrophysiologists with a full spectrum of solutions which provides them with a single source of cardiac monitoring services. These services range from the differentiated MCT service marketed as Mobile Cardiac Outpatient Telemetry™ ("MCOT™") or External Cardiac Ambulatory Telemetry ("ECAT"), to wireless and trans telephonic event, Holter, Pacemaker and International Normalized Ratio ("INR") monitoring. The Technology segment focuses on the development, manufacturing, testing and marketing of medical devices to medical companies, clinics and hospitals. The Research segment is engaged in central core laboratory services providing cardiac monitoring, imaging, scientific consulting and data management services for drug and medical device trials.

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

  Recent Acquisitions

        In June 2014, we completed the acquisition of the assets of RadCore Lab, LLC ("RadCore"), an imaging core lab serving the biopharmaceutical and medical device research market. This acquisition broadens our offerings and adds new oncology, musculoskeletal and neurological imaging capabilities, supported by a state-of-the-art, cloud-based analysis platform. RadCore is included in the Research segment.

        In April 2014, we completed the acquisition of substantially all of the assets of Biomedical Systems Corporation's ("BMS") cardiac event monitoring, Holter monitoring and mobile telemetry monitoring services. The acquisition gave us access to internally developed Holter software and to established customer relationships and is primarily included in the Healthcare segment.

        In January 2014, we completed the acquisition of Mednet Healthcare Technologies, Inc., Heartcare Corporation of America, Inc., Universal Medical, Inc. and Universal Medical Laboratory, Inc. (together, the "Mednet entities"). Mednet provides cardiac monitoring services and is an original equipment manufacturer of cardiac monitoring devices. The acquisition gave us access to established customer relationships and is included in the Healthcare and Technology segments.

  Reimbursement—Healthcare

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

        During 2015, CMS published a change to one of the factors used in the calculation for reimbursement for remote cardiac monitoring services effective January 1, 2016. As a result, we received an approximate 8% increase in our Medicare MCT reimbursement for 2016. Commercial reimbursement pricing for our services declined in 2013 and 2014 and increased in 2015. Commercial pricing is affected by numerous factors, including the current Medicare reimbursement rates, competitive pressures and our ability to successfully negotiate favorable terms in our agreements and the perceived value and effectiveness of our services. Over time, we expect continued pricing pressure on the rates we are able to obtain with our commercial payors.

  Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations are based on our financial statements, which we have prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses and related disclosures. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances; however, actual results may differ from these estimates. We review our estimates and judgments on an ongoing basis.

        We believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results. Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements.

  Revenue Recognition

  Healthcare

        Healthcare revenue includes revenue from MCT, wireless and trans telephonic event, Holter, Pacemaker and INR monitoring services. We receive a significant portion of our revenue from third party commercial insurance organizations and governmental entities. We also receive reimbursement directly from patients through co-pays and self-pay arrangements. Billings for services reimbursed by contracted third party payors, including Medicare, are recorded as revenue net of contractual allowances. Adjustments to the estimated receipts, based on final settlement with the third party payors, are recorded upon settlement. If we do not have consistent historical information regarding collectability from a given payor to support revenue recognition at the time of service, revenue is recognized when cash is received. Unearned amounts are appropriately deferred until the service has been completed. For the years ended December 31, 2015, 2014 and 2013, revenue from Medicare as a percentage of our Healthcare revenue was 41%, 40%, and 45%, respectively.

  Research

        Research revenue includes revenue for core laboratory services. Our Research revenues are provided on a fee for service basis, and revenue is recognized as the related services are performed. We also provide consulting services on a time and materials basis and this revenue is recognized as the services are performed. Our site support revenue, consisting of equipment rentals and sales along with related supplies and logistics management, are recognized at the time of sale or over the rental period. Under a typical contract, customers pay us a portion of our fee for these services upon contract execution as an upfront deposit, some of which is typically nonrefundable upon contract termination. Unearned revenues, including upfront deposits, are deferred, and then recognized as the services are performed.

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

  Accounts Receivable

        Accounts receivable related to the Healthcare segment are recorded at the time revenue is recognized, net of contractual allowances, and are presented on the balance sheet net of allowance for doubtful accounts. The ultimate collection of accounts receivable may not be known for several months after services have been provided and billed. We record an allowance for doubtful accounts based on the aging of receivables using historical company specific data. The percentages and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods and analyses, including current and historical cash collections, and the aging of receivables by payor. Because of continuing changes in the health care industry and third party reimbursement, it is possible that our estimates could change, which could have a material impact on our operations and cash flows.

        Other accounts receivable related to the Technology and Research segments are recorded at the time revenue is recognized, or when products are shipped or services are performed. We estimate the allowance for doubtful accounts on a specific account basis, and consider several factors in our analysis including customer specific information and the aging of the account.

        We will write-off receivables when the likelihood for collection is remote and when we believe collection efforts have been fully exhausted and we do not intend to devote additional resources in attempting to collect. We perform write-offs on a monthly basis. In the Healthcare segment, we wrote off $7.1 million and $6.5 million of receivables for the years ended December 31, 2015 and 2014, respectively. The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts. There were no material write-offs in the Technology and Research segments. We recorded bad debt expense of $8.0 million, $9.3 million and $7.8 million, respectively, for the years ended December 31, 2015, 2014 and 2013, respectively.

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

	Year Ended December 31,
	2015	2014	2013
Expected volatility	66.5%	62.8%	60.3%
Expected term (in years)	6.72	6.49	6.71
Weighted average risk-free interest rate	1.68%	1.85%	1.34%
Expected dividends	0.0%	0.0%	0.0%
Weighted average grant date fair value per option	$6.58	$5.00	$1.90
Weighted average grant date fair value per RSU	$9.71	$8.43	$3.52

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

        For the purpose of performing our goodwill impairment analysis, we consider our business to be comprised of three reporting units: Healthcare, Technology and Research. We calculate the fair value of the reporting units utilizing the income and market approaches. The income approach is based on a discounted cash flow methodology that includes assumptions for, among other things, forecasted income, cash flow, growth rates and long-term discount rates, all of which require significant judgment. The market approach utilizes our market data. There are inherent uncertainties related to these factors and the judgment applied in the analysis. We believe that the combination of an income and a market approach provides a reasonable basis to estimate the fair value of our reporting units.

        Acquired intangible assets are recorded at fair value on the acquisition date. The estimated fair values and useful lives of intangible assets are determined by assessing many factors including estimates of future operating performance and cash flows of the acquired business, the characteristics of the intangible assets and the experience of the acquired business. Independent appraisal firms may assist with the valuation of acquired assets.

        We performed a goodwill impairment analysis for the years ended December 31, 2015, 2014 and 2013. These analyses did not indicate goodwill impairment in any of the reporting units.

Statements of Operations Overview

  Revenue

        The vast majority of our revenue is derived from cardiac monitoring services in our Healthcare segment. The amount of Healthcare revenue generated is based on the number of patients enrolled through physician prescriptions and the rates reimbursed to us by commercial payors, patients and Medicare. MCT pricing will increase in 2016 according to the recent reimbursement rates announced by CMS. Over time, patient services reimbursement may decline, consistent with the economic life cycle of a successful premium service, as a result of competition and the introduction of new technologies. Event, Holter, Pacemaker and INR monitoring services utilize widely accepted technologies, and we expect the price to remain relatively constant or slightly decline in the long term. We expect volumes to grow in the long term as we continue to gain market share.

        Other sources of revenue include revenue generated from the sale of cardiac monitoring products to third-party distributors and service providers in our Technology segment. Technology revenue is driven by the number of the units purchased by our customers and the relative per unit pricing for various products. The sales volume for our Technology segment has declined from historical levels as we have focused on increasing our production capacity on the manufacture of devices for our Healthcare segment and development of new technology. We expect our Technology segment revenue to increase over the long term as our new products enter the market.

        Additionally, revenue is generated in the Research segment through various study and consulting services, which includes activities such as core lab services, project management, data management, equipment rental and customer support. Research revenue is driven by our ability to enter into service contracts at various phases of the pharmaceutical drug development lifecycle. We expect volume to increase as the pharmaceutical industry moves increasingly towards central core lab services to conduct cardiac safety studies for drug development. Negotiated pricing for service contracts is subject to market pressures, but has remained relatively consistent over the last few years. We expect revenue from the Research segment to increase over the long term as we continue to increase our study volume.

  Gross Profit

        Gross profit consists of revenue less the cost of revenue.

        Cost of revenue for the Healthcare segment includes:

  •
  salaries and benefits for personnel providing various services and customer support to physicians and patients including customer service, monitoring services, distribution services (scheduling, packaging and delivery of the devices to the patients), device repair and maintenance and quality assurance;

  •
  cost of patient-related services provided by third-party subcontractors including device transportation to and from the patient and wireless communication charges related to transmission of ECGs to the Monitoring Centers;

  •
  consumable supplies sent to patients along with the durable components of our devices; and

  •
  depreciation of our medical devices.

        Cost of revenue for the Technology segment includes the cost of materials and labor related to the manufacture of our products and product repair services.

        Cost of revenue for the Research segment includes:

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

        We expect multiple factors to influence our gross profit margins in the foreseeable future. If reimbursement rates decline in our Healthcare segment, it would have an adverse effect on our gross profit margin. Payor mix is unpredictable and dependent on the insurance coverage of patients that are prescribed our services. We expect to continue to achieve efficiencies in cost of revenues through process improvements, as well as from a reduction in the cost of our devices. These factors will have a favorable impact on our gross profit margins. While these factors could be offsetting, it is difficult to predict how they will influence our gross profit margins.

        If we experience volume or selling price declines in our Technology segment, or service contract pricing or volume declines in our Research segment, it would have an adverse effect on our gross profit margin. We expect the cost of products sold and repairs to remain relatively consistent. We expect to achieve some efficiencies in our Research segment cost of sales through process improvement, and expect a favorable impact on gross margins due to the leveraging of the relatively fixed cost infrastructure.

  General and Administrative

        General and administrative expense consists primarily of salaries and benefits related to general and administrative personnel, stock-based compensation, management bonus, professional fees primarily related to legal and audit fees, amortization related to intangible assets, facilities expenses and the related overhead.

  Sales and Marketing

        Sales and marketing expense consists primarily of salaries, benefits and commissions related to sales, marketing and contracting personnel. Also included are marketing programs such as trade shows and advertising campaigns.

  Research and Development

        Research and development expense consists primarily of salaries and benefits of personnel, as well as subcontractors who work on new product development and sustaining engineering of our existing products.

  Other Charges

        Other charges are related to strategic acquisitions, cost reduction programs, reorganizations and facility closures, as well as other costs that are not considered part of our ongoing business operations. These costs include legal fees, severance, professional fees and facility closure costs.

Results of Operations

  Years Ended December 31, 2015 and 2014

        Revenue.    Total revenue for the year ended December 31, 2015 was $178.5 million compared to $166.6 million for the year ended December 31, 2014, an increase of $11.9 million, or 7.2%. Healthcare revenue increased $12.8 million driven by favorable pricing, as well as higher patient volume. In addition, Research revenue increased $2.1 million due to an increase in study volume. These increases were partially offset by a decrease in the Technology segment of $3.0 million due to lower device and repair sales resulting from customers delaying purchases as they await the release of upgraded devices.

        Gross Profit.    Gross profit increased to $106.6 million for the year ended December 31, 2015 from $93.5 million for the year ended December 31, 2014, an increase of $13.1 million, or 14.0%. Gross profit as a percentage of revenue increased to 59.7% for the year ended December 31, 2015 compared to 56.1% for the year ended December 31, 2014. The increase in gross profit percentage was primarily due to a 280 basis point improvement due to reductions in device transportation and communication expense and the favorable Healthcare pricing which had a 130 basis point impact. These increases were partially offset by reduced margins in our Research segment due to investments made in the business during 2015 to support future growth and lower Technology margins stemming from the lower revenue.

        General and Administrative Expense.    General and administrative expense was $47.9 million for the year ended December 31, 2015 compared to $45.1 million for the year ended December 31, 2014. The increase of $2.8 million, or 6.1%, was due primarily to an increase in employee related expense of $1.0 million, including $0.7 million of stock compensation expense for the performance stock units, higher IT infrastructure spend of $0.7 million, an increase in depreciation and amortization expense of $0.3 million and higher legal expense of $0.2 million. As a percentage of total revenue, general and administrative expense was 26.8% for the year ended December 31, 2015 compared to 27.1% for the year ended December 31, 2014.

        Sales and Marketing Expense.    Sales and marketing expense was $27.9 million for the year ended December 31, 2015 compared to $28.8 million for the year ended December 31, 2014. The decrease of $0.9 million, or 3.0%, was primarily due to a decrease in employee related expense. As a percentage of total revenue, sales and marketing expense was 15.6% for the year ended December 31, 2015 compared to 17.3% for the year ended December 31, 2014.

        Bad Debt Expense.    Bad debt expense was $8.0 million for the year ended December 31, 2015 compared to $9.3 million for the year ended December 31, 2014. The decrease of $1.3 million, or 13.9%, was due to improved collections of account receivable with ongoing process improvements. Substantially all of our bad debt expense relates to the Healthcare segment. Bad debt expense in the Technology and Research segments was minimal and is recorded on a specific account basis. As a percentage of total revenue, bad debt expense was 4.5% for the year ended December 31, 2015 compared to 5.6% for the year ended December 31, 2014.

        Research and Development Expense.    Research and development expense was $7.1 million for the year ended December 31, 2015 compared to $7.4 million for the year ended December 31, 2014. The decrease of $0.3 million, or 3.9%, was due to a decrease in consulting expense related to our next generation device. As a percent of total revenue, research and development expense was 4.0% for the year ended December 31, 2015 compared to 4.4% for the year ended December 31, 2014.

        Other Charges.    Total other charges were $6.1 million for the year ended December 31, 2015. Legal charges of $5.8 million were related primarily to patent litigation. The severance and employee related costs of $0.3 million were associated with activities surrounding our 2014 acquisitions. Other charges were 3.4% of total revenue for the year ended December 31, 2015.

        Total other charges were $7.1 million for the year ended December 31, 2014. Legal charges of $4.7 million were related to patent litigation, the Civil Investigative Demand and acquisition related matters which were net of a $0.9 million reversal of a legal accrual related to the Mednet acquisition. The severance and employee related costs of $1.7 million and professional fees of $0.7 million were associated with activities surrounding the 2014 acquisitions. Other charges were 4.3% of total revenue for the year ended December 31, 2014.

        Interest and Other Loss, net.    Interest and other loss, net was $1.6 million for the year ended December 31, 2015 compared to $7.8 million for the year ended December 31, 2014. The $6.2 million decrease was due to the non-operating charge of $6.4 million that we recorded in 2014 for the settlement with the Department of Justice. This decrease was partially offset by an increase related to additional interest expense due to the expanded debt capacity that we secured in the fourth quarter 2014.

        Income Taxes.    At December 31, 2015, our effective tax rate was a provision of 5.9% and we had income tax expense of $0.5 million for the year ended December 31, 2015, primarily due to Alternative Minimum Tax ("AMT") levied on current year taxable income net of allowable AMT net operating loss carryovers, as well as an increase in the deferred tax liability created by the book to tax differences on indefinite-lived assets. At December 31, 2014, our effective tax rate was a benefit of 19.1% and we recorded $2.5 million of a tax benefit for the year ended December 31, 2014 related to the Mednet acquisition that occurred in January 2014. This was partially offset by $0.2 million in tax expense primarily for state income tax.

        Net Income (Loss).    We recognized net income of $7.4 million for the year ended December 31, 2015 compared to a net loss of $9.8 million for the year ended December 31, 2014.

  Years Ended December 31, 2014 and 2013

        Revenue.    Total revenue for the year ended December 31, 2014 was $166.6 million compared to $129.5 million for the year ended December 31, 2013, an increase of $37.1 million, or 28.6%. Approximately $30.1 million of the increase resulted from the acquisitions of Mednet and BMS. Excluding these acquisitions, the remaining increase was due to increased volume in the Healthcare and Technology segments which was partially offset by the previously announced price reduction from Medicare, as well as reduced rates from commercial contracts tied to Medicare. These increases were partially offset by a decrease in the Research segment of $0.6 million.

        Gross Profit.    Gross profit increased to $93.5 million for the year ended December 31, 2014 from $79.1 million for the year ended December 31, 2013. The increase of $14.4 million, or 18.2%, was primarily due to the acquisitions of Mednet and BMS. Gross profit as a percentage of revenue decreased to 56.1% for the year ended December 31, 2014 compared to 61.1% for the year ended December 31, 2013. The decrease in the gross profit percentage was primarily related to the acquisitions, including the impact of a lower margin patient mix of approximately 330 basis points and duplicative labor costs as we integrated the businesses. Our gross profit percentage also declined 115 basis points due to the reduction in the reimbursement rates which were partially offset by the increased patient volume in the base business as well as operational efficiencies.

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

        Bad Debt Expense.    Bad debt expense was $9.3 million for the year ended December 31, 2014 compared to $7.8 million for the year ended December 31, 2013. The increase of $1.5 million, or 20.0%, was due to increased revenue related primarily to the acquisitions of Mednet and BMS. Bad debt expense before accounting for acquisitions was lower despite increased revenue due to improved collections with ongoing process improvements. The bad debt expense recorded was based upon an evaluation of historical collection experience of accounts receivable by payor class, the age of the receivables, as well as specific payor circumstances. As a percentage of total revenue, bad debt expense was 5.6% for the year ended December 31, 2014 compared to 6.0% for the year ended December 31, 2013. Substantially all of our bad debt expense relates to the Healthcare segment. Bad debt expense in the Technology and Research segments was minimal and is recorded on a specific account basis.

        Research and Development Expense.    Research and development expense was $7.4 million for the year ended December 31, 2014 compared to $7.3 million for the year ended December 31, 2013. As a percent of total revenue, research and development expense was 4.4% for the year ended December 31, 2014 compared to 5.7% for the year ended December 31, 2013.

        Other Charges.    Total Other charges were $7.1 million for the year ended December 31, 2014. Legal charges of $4.7 million were related to patent litigation, the Civil Investigative Demand and acquisition related matters which were net of a $0.9 million reversal of a legal accrual related to the Mednet acquisition. The severance and employee related costs of $1.7 million were associated with activities surrounding our acquisitions. Other charges were 4.3% of total revenue for the year ended December 31, 2014.

        Total Other charges were $8.0 million for the year ended December 31, 2013. The costs included other charges of $5.5 million primarily relating to legal fees associated with patent litigation, as well as the Civil Investigative Demand. The remaining expenses related to internal restructuring activities including the creation of our holding company structure. Other charges were 6.2% of total revenue for the year ended December 31, 2013.

        Interest and Other Loss, net.    Interest and other loss, net was $7.8 million for the year ended December 31, 2014 compared to interest and other loss, net of $0.2 million for the year ended December 31, 2013. For the year ended December 31, 2014, we recorded a non-operating charge of $6.4 million as a potential settlement cost with the Department of Justice and $1.4 million related primarily to debt extinguishment fees, interest expense and the amortization of deferred financing fees. For the year ended December, 31, 2013, the interest and other loss, net was primarily related to financing fees for the line of credit agreement.

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

  Liquidity and Capital Resources

        As of December 31, 2015, our principal source of liquidity was cash and cash equivalents of $19.0 million and net accounts receivable of $24.2 million. We had working capital of $23.2 million as of December 31, 2015.

        We had $14.4 million of cash provided by operations for the twelve months ended December 31, 2015. Our ongoing operations during this period resulted in income of $7.4 million, which included $26.0 million of non-cash items related to bad debt, depreciation, amortization and stock compensation expense. These items were offset by changes in working capital including a $6.4 million dollar payment associated with the CID.

        In addition, we used $13.6 million of cash for capital purchases, primarily related to the investment in medical devices in the Healthcare and Research segments for use in our ongoing operations and the investment in internally developed software for the year ended December 31, 2015.

        On December 30, 2014, we entered into a $25.0 million term loan and $15.0 revolving credit facility with Healthcare Financial Solutions, LLC, ("HFS"), previously The General Electric Capital Corporation ("GE Capital"). We used $17.4 million to repay the outstanding balances of existing loans. Net proceeds of $6.2 million, after debt extinguishment, financing and closing fees and interest expense, were used to fund the settlement with the Department of Justice. As of December 31, 2015, our revolving credit facility was undrawn.

  Contractual Obligations and Commitments

        The following table describes our long-term contractual obligations and commitments as of December 31, 2015:

	(in thousands) Payments due by period
Contractual obligations	Total	2016	2017	2018	2019	2020	Beyond
Operating lease obligations	13,692	3,429	3,314	3,260	1,838	1,533	318
Capital lease obligations	388	287	101	—	—	—	—
Debt and interest obligations	28,362	2,439	2,372	3,524	20,027	—	—

        As of December 31, 2015, we were bound under facility leases and several office equipment leases that are included in the table above. Our debt bears interest at an annual rate of LIBOR plus 4.0%, subject to a LIBOR floor of 1.0%. If LIBOR rates increase, obligations will increase above the amounts disclosed above. Additionally, the Credit Agreement contains excess payment terms based on the company's financial position which could accelerate our obligated payments. From time to time, we may enter into contracts or purchase orders with third parties under which we may be required to make payments. Our payment obligations under certain agreements will depend on, among other things, the progress of our development programs. Therefore, we are unable at this time to estimate with certainty the potential future costs we will incur under these agreements or purchase orders.

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

        In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. Previously, deferred taxes have been separated into current and noncurrent. We have elected to retrospectively early adopt this standard. As a result of our retrospective early adoption, $271 of deferred taxes have been reclassified from Prepaid and other current assets to Deferred tax liability on our December 31, 2014 Consolidated Balance Sheet.

        In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The standard requires debt issuance costs to be presented on the balance sheet as a direct reduction of the carrying value of the associated debt liability, consistent with the presentation of debt discounts. Previously, debt issuance costs have been presented as a deferred asset. The recognition and measurement requirements will not change as a result of this guidance. We have elected to retrospectively early adopt this standard. As a result of our retrospective early adoption, $135 of debt issuance costs have been reclassified from Other assets to Long-term debt on our December 31, 2014 Consolidated Balance Sheet.

Accounting Pronouncements Not Yet Adopted

        In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The standard will require inventory to be measured at the lower of cost or net realizable value. The guidance will not apply to inventories for which cost is determined using the last-in, first-out method or the retail inventory method. The standard is effective for annual and interim reporting periods beginning after December 15, 2016. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

        In May 2014 and August 2015, the FASB issued ASU 2014-09 and 2015-14, respectively, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standards will require revenue recognized to represent the transfer of promised goods or services to customers in an amount that reflects the consideration in which a company expects to receive in exchange for those goods or services. The standards also requires new, expanded disclosures regarding revenue recognition. The standards will be effective January 1, 2018 with early adoption permissible beginning January 1, 2017. We are currently evaluating the transition method we will elect and the impact the adoption of this standard will have on our consolidated financial statements.

Off-Balance Sheet Arrangements

        As of December 31, 2015 and 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our cash and cash equivalents as of December 31, 2015 were $19.0 million. We do not invest in any short-term or long-term securities, nor do we use derivative financial instruments for trading or speculative purposes.

        At December 31, 2015, we had $24.1 million of variable rate debt, exclusive of debt discounts and deferred charges, based off of LIBOR rates. A change in LIBOR rates would result in an incremental change in interest expense.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
BioTelemetry, Inc.

        We have audited the accompanying consolidated balance sheets of BioTelemetry, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), cash flows and shareholders' equity for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioTelemetry, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BioTelemetry, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania February 22, 2016

BIOTELEMETRY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$18,986	$20,007
Accounts receivable, net of allowance for doubtful accounts of $11,185 and $10,347 at December 31, 2015 and 2014, respectively	15,179	15,184
Other accounts receivable, net of allowance for doubtful accounts of $416 and $315 at December 31, 2015 and 2014, respectively	8,997	9,362
Inventory	2,378	2,566
Prepaid expenses and other current assets	1,505	2,081

Total current assets	47,045	49,200
Property and equipment, net	25,554	21,703
Intangible assets, net	19,981	22,720
Goodwill	29,831	29,596
Other assets	1,732	1,153

Total assets	$124,143	$124,372

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$8,496	$13,195
Accrued liabilities	11,230	18,460
Current portion of capital leases	287	480
Current portion of long-term debt	1,250	938
Deferred revenue	2,625	2,248

Total current liabilities	23,888	35,321
Deferred tax liability	1,233	987
Long-term portion of capital leases	101	388
Long-term debt	21,944	22,935
Deferred rent	1,051	1,065

Total liabilities	48,217	60,696

Shareholders' equity
Common stock—$.001 par value as of December 31, 2015 and 2014; 200,000,000 shares authorized as of December 31, 2015 and 2014; 27,277,939 and 26,693,248 shares issued and outstanding at December 31, 2015 and 2014, respectively	27	27
Paid-in capital	272,070	267,236
Accumulated other comprehensive loss	(12)	—
Accumulated deficit	(196,159)	(203,587)

Total shareholders' equity	75,926	63,676

Total liabilities and shareholders' equity	$124,143	$124,372

See accompanying notes.

BIOTELEMETRY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Healthcare	$145,963	$133,178	$100,386
Research	21,853	19,744	20,329
Technology	10,697	13,656	8,786

Total revenues	178,513	166,578	129,501
Cost of revenue:
Healthcare	51,693	54,942	34,179
Research	12,728	10,646	11,317
Technology	7,535	7,526	4,935

Total cost of revenues:	71,956	73,114	50,431

Gross profit	106,557	93,464	79,070
Operating expenses:
General and administrative	47,882	45,131	36,569
Sales and marketing	27,936	28,805	26,275
Bad debt expense	8,047	9,347	7,787
Research and development	7,111	7,396	7,338
Other charges	6,063	7,098	7,982

Total operating expenses	97,039	97,777	85,951

Income (loss) from operations	9,518	(4,313)	(6,881)
Interest and other loss, net	(1,622)	(7,793)	(223)

Income (loss) before income taxes	7,896	(12,106)	(7,104)

(Provision for) benefit from income taxes	(468)	2,313	(215)

Net income (loss)	$7,428	$(9,793)	$(7,319)

Other comprehensive loss:
Foreign currency translation loss	(12)	—	—

Comprehensive income (loss)	$7,416	$(9,793)	$(7,319)

Net income (loss) per common share:
Basic	$0.27	$(0.37)	$(0.29)

Diluted	$0.26	$(0.37)	$(0.29)

Weighted average number of common shares outstanding:
Basic	27,116,300	26,444,626	25,543,646

Diluted	29,089,211	26,444,626	25,543,646

See accompanying notes.

BIOTELEMETRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net income (loss)	$7,428	$(9,793)	$(7,319)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	8,047	9,347	7,787
Depreciation	8,987	8,858	9,978
(Decrease) increase in deferred rent	(14)	355	(215)
Deferred income tax expense (benefit)	245	(2,499)	53
Stock-based compensation	4,952	4,037	3,303
Amortization of intangibles	3,501	3,692	2,340
Accretion of debt discount and amortization of deferred charges	259	—	—
Loss on extinguishment of debt	—	203	—
Changes in operating assets and liabilities:
Accounts receivable	(7,677)	(12,795)	(4,597)
Inventory	188	299	340
Prepaid expenses and other assets	(3)	(128)	(637)
Accounts payable	(4,699)	47	2,369
Accrued and other liabilities	(464)	788	(2,143)
Liability associated with the Civil Investigative Demand	(6,400)	6,400	—

Net cash provided by operating activities	14,350	8,811	11,259
Investing activities
Acquisition of businesses, net of cash acquired	—	(14,100)	—
Purchases of property and equipment and investment in internally developed software	(13,600)	(12,781)	(8,169)

Net cash used in investing activities	(13,600)	(26,881)	(8,169)
Financing activities
(Payments) proceeds related to the exercising of stock options and vesting of RSUs	(353)	1,051	847
Issuance of long-term debt	—	41,838	—
Principal payments of long-term debt	(938)	(26,434)	—
Principal payments on capital lease obligations	(480)	(529)	(84)

Net cash (used in) provided by financing activities	(1,771)	15,926	763

Net (decrease) increase in cash and cash equivalents	(1,021)	(2,144)	3,853
Cash and cash equivalents—beginning of period	20,007	22,151	18,298

Cash and cash equivalents—end of period	18,986	$20,007	$22,151

Supplemental disclosure of cash flow information
Cash paid for interest	$1,044	$856	$132
Cash paid for taxes	$384	$148	$112

See accompanying notes.

BIOTELEMETRY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands, except share amounts)

	Shareholders' Equity
	Common Stock			Accumulated Other Comprehensive Loss
			Paid-in Capital		Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance December 31, 2012	25,189,340	$25	$256,448	$—	$(186,475)	$69,998
Exercise of stock options and purchase of shares related to the employee stock purchase plan	348,681	1	846	—	—	847
Stock-based compensation	274,733	—	3,303	—	—	3,303
Net loss	—	—	—	—	(7,319)	(7,319)

Balance December 31, 2013	25,812,754	26	260,597	—	(193,794)	66,829
Exercise of stock options and purchase of shares related to the employee stock purchase plan	503,036	1	1,050	—	—	1,051
Stock-based compensation	195,437	—	4,037	—	—	4,037
Issuance of stock related to business combinations	182,021	—	1,552	—	—	1,552
Net loss	—	—	—	—	(9,793)	(9,793)

Balance December 31, 2014	26,693,248	27	267,236	—	(203,587)	63,676
Exercise of stock options and purchase of shares related to the employee stock purchase plan	268,448	—	1,222	—	—	1,222
Stock-based compensation	451,116	—	4,952	—	—	4,952
RSUs withheld to cover taxes	(167,090)	—	(1,575)	—	—	(1,575)
Issuance of stock related to prior year business combination	32,217	—	235	—	—	235
Currency translation adjustment		—		(12)	—	(12)
Net income		—		—	7,428	7,428

Balance December 31, 2015	27,277,939	$27	$272,070	$(12)	$(196,159)	$75,926

See accompanying notes.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

(In thousands, except share and per share amounts)

1. Organization and Description of Business

        BioTelemetry, Inc. ("BioTelemetry," "Company", "we," "our" or "us"), a Delaware corporation, provides cardiac monitoring services, cardiac monitoring device manufacturing and central core laboratory services.

        We operate under three reportable segments: (1) Healthcare, (2) Technology and (3) Research. The Healthcare segment is focused on the diagnosis and monitoring of cardiac arrhythmias, or heart rhythm disorders. We offer cardiologists and electrophysiologists with a full spectrum of solutions which provides them with a single source of cardiac monitoring services. These services range from the differentiated MCT service marketed as Mobile Cardiac Outpatient TelemetryTM ("MCOT™") or External Cardiac Ambulatory Telemetry ("ECAT"), to wireless and trans telephonic event, Holter, Pacemaker and International Normalized Ratio ("INR") monitoring. Since we became focused on cardiac monitoring in 1999, we have developed a proprietary integrated patient management platform that incorporates a wireless data transmission network, Food and Drug Administration ("FDA") cleared algorithms and medical devices and 24-hour monitoring service centers. The Technology segment focuses on the development, manufacturing, testing and marketing of medical devices to medical companies, clinics and hospitals. The Research segment is engaged in central core laboratory services providing cardiac monitoring, imaging, scientific consulting and data management services for drug and medical device trials.

        In June 2014, we completed the acquisition of the assets of RadCore Lab, LLC ("RadCore"), an imaging core lab serving the biopharmaceutical and medical device research market. RadCore is included in the Research segment.

        In April 2014, we completed the acquisition of substantially all of the assets of Biomedical Systems Corporation ("BMS") cardiac event monitoring, Holter monitoring and mobile telemetry monitoring services. BMS is primarily included in the Healthcare segment.

        In January 2014, we completed the acquisition of Mednet Healthcare Technologies, Inc., Heartcare Corporation of America, Inc., Universal Medical, Inc. and Universal Medical Laboratory, Inc. (together, the "Mednet entities"). Mednet provides cardiac monitoring services and is an original equipment manufacturer of cardiac monitoring devices. Mednet entities are included in the Healthcare and Technology segment.

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

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2015, 2014 and 2013

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

  Fair Value of Financial Instruments

        The fair value of financial instruments is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, other receivables, accounts payable, short-term and long-term debt. With the exception of the long-term debt, the carrying value of these financial instruments approximates their fair value because of their short-term nature (classified as Level 1). For long-term debt, based on the borrowing rates currently available, the fair value was determined to be $24,063 as of December 31, 2015. This is equal to the nominal value, carrying value exclusive of debt discount and deferred charges. We did not have any Level 3 assets or liabilities for the periods ended December 31, 2015 and 2014.

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

  Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable related to the Healthcare segment are recorded at the time revenue is recognized, net of contractual allowances, and are presented on the balance sheet net of allowance for doubtful accounts. The ultimate collection of accounts receivable may not be known for several months after services have been provided and billed. We record an allowance for doubtful accounts based on the aging of receivables using historical data. The percentages and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods and analyses, including current and historical cash collections, and the aging of receivables by payor. Because of continuing changes in the health care industry and third party reimbursement, it is possible that our estimates of collectability could change, which could have a material impact on our operations and cash flows.

        Other receivables related to the Technology and Research segments are recorded at the time revenue is recognized, or when products are shipped or services are performed. We estimate allowance for doubtful accounts on a specific account basis, and consider several factors in our analysis including customer specific information and aging of the account.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2015, 2014 and 2013

(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        We write off receivables when the likelihood for collection is remote and when we believe collection efforts have been fully exhausted and we do not intend to devote additional resources in attempting to collect. We perform write-offs on a monthly basis. In the Healthcare segment, we wrote off $7,082 and $6,494 of receivables for the years ended December 31, 2015 and 2014, respectively. The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts. There were no material write offs in the Technology and Research segments. Additionally, we recorded bad debt expense of $8,047, $9,347 and $7,787 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

        At December 31, 2015, 2014 and 2013, one customer, Medicare, accounted for 13% 16%, and 15%, respectively, of our gross accounts receivable.

  Inventory

        Inventory is valued at the lower of cost (using first-in, first-out cost method) or market (net realizable value or replacement cost). Management reviews inventory for specific future usage, and estimates of impairment of individual inventory items are recorded to reduce inventory to the lower of cost or market.

  Property and Equipment

        Property and equipment is recorded at cost, except for assets acquired in business combinations. Depreciation is recorded over the estimated useful life of each class of depreciable assets, and is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated asset life or term of the lease. Repairs and maintenance costs are charged to expense as incurred.

  Impairment of Long-Lived Assets

        The carrying value of long-lived assets, other than goodwill and indefinite-lived intangible assets, is evaluated when events or changes in circumstances indicate the carrying value may not be recoverable or the useful life has changed. We consider historical performance and anticipated future results in our evaluation of potential impairment. Accordingly, when indicators of impairment are present, we evaluate the carrying value of these assets in relation to the operating performance of the business and the undiscounted cash flows expected to result from the use of these assets. Impairment losses are

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2015, 2014 and 2013

(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

recognized when the sum of the expected discounted future cash flows is less than the assets' carrying value.

  Equity Method Investments

        We account for investments using the equity method of accounting if the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company's ownership interest in the voting stock of the investee ranges between 20% and 50%, although other factors, such as representation on the investee's board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment is recorded at cost in the consolidated balance sheets under Other assets and adjusted for dividends received and our share of the investee's earnings or losses together with other-than-temporary impairments which are recorded through Interest and other loss, net in the consolidated statements of operations.

        In December 2015, we acquired approximately 29% of the outstanding stock of Well Bridge Health, Inc. through the conversion of an outstanding note receivable and the related accrued interest. The investment is accounted for under the equity method. As of December 31, 2015, $1,100 was recorded under Other assets. The equity method basis difference of $891 was allocated to equity method goodwill. For the year ended December 31, 2015, no dividends were received and our share of the investee's earnings were not material.

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

        For the purpose of performing our goodwill impairment analysis in 2015, we consider our business to be comprised of three reporting units: Healthcare, Technology and Research. We calculate the fair value of the reporting units utilizing a weighting of the income and market approaches. The income approach is based on a discounted cash flow methodology that includes assumptions for, among other things, forecasted income, cash flow, growth rates, income tax rates, expected tax benefits and long-term discount rates, all of which require significant judgment. The market approach utilizes our market data as well as market data from publicly traded companies that are similar to us. There are inherent uncertainties related to these factors and the judgment applied in the analysis. We believe that

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2015, 2014 and 2013

(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

the combination of an income and a market approach provides a reasonable basis to estimate the fair value of our reporting units.

        Acquired intangible assets are recorded at fair value on the acquisition date. The estimated fair values and useful lives of intangible assets are determined by assessing many factors including estimates of future operating performance and cash flows of the acquired business, the characteristics of the intangible assets and the experience of the acquired business. Independent appraisal firms may assist with the valuation of acquired assets. The impairment test for indefinite-lived intangibles other than goodwill consists of a comparison of the fair value of the indefinite-lived intangible asset to the carrying value of the asset. We estimate the fair value of the indefinite-lived intangibles using the relief from royalty method.

  Revenue Recognition

        We recognize approximately 82% of our total revenue from patient monitoring services in our Healthcare segment. We receive a significant portion of this revenue from third party commercial payors and governmental entities. We also receive reimbursement directly from patients through co-pay, deductibles and self-pay arrangements. Revenue from the Medicare program is based on reimbursement rates set by CMS. Revenue from contracted commercial payors is recorded at the negotiated contractual rate. Revenue from non-contracted commercial payors is recorded at net realizable value based on historical payment patterns. Adjustments to the estimated net realizable value, based on final settlement with the third party payors, are recorded upon settlement. If we do not have consistent historical information regarding collectability from a given payor, revenue is recognized when cash is received. Unearned amounts are appropriately deferred until service has been completed. For the years ended December 31, 2015, 2014 and 2013, revenue from Medicare as a percentage of total revenue was 34%, 32% and 35%, respectively.

        Revenue in our Technology segment is received from the sale of products, product repair and supplies which are recognized when shipped, or as service is completed.

        Research revenue includes revenue for core laboratory services. Our Research revenues are provided on a fee for service basis, and revenue is recognized as the related services are performed. We also provide consulting services on a time and materials basis and recognize revenues as we perform the services. Our site support revenue, consisting of equipment rentals and sales along with related supplies and logistics management, are recognized at the time of sale or over the rental period. Under a typical contract, customers pay us a portion of our fee for these services upon contract execution as an upfront deposit, some of which is typically nonrefundable upon contract termination. Unearned revenues, including upfront deposits, are deferred, and then recognized as the services are performed.

        For arrangements with multiple deliverables, the revenue is allocated to each element (both delivered and undelivered items) based on their relative selling prices or management's best estimate of their selling prices, when vendor-specific or third-party evidence is unavailable.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2015, 2014 and 2013

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

  Net Income (loss)

        We compute net income (loss) per share in accordance with ASC 260, Earnings Per Share. The following summarizes the potential outstanding common stock as of the end of each period:

	December 31, 2015	December 31, 2014	December 31, 2013
Employee stock purchase plan estimated share options outstanding	43,446	39,232	81,848
Common stock options and restricted stock units ("RSUs") outstanding	4,111,455	4,115,486	3,993,590
Common stock available for grant	2,553,673	2,262,168	1,761,840
Common stock	27,277,939	26,693,248	25,812,754

Total	33,986,513	33,110,134	31,650,032

        Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potential dilutive common shares, including stock options and RSUs.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2015, 2014 and 2013

(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        The following table presents the calculation of historical basic and diluted net income (loss) per share:

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$7,428	$(9,793)	$(7,319)
Denominator:
Weighted average shares used in computing basic net income (loss) per share	27,116,300	26,444,626	25,543,646
Potential dilutive common shares due to dilutive stock option and restricted stock units	1,972,911	—	—

Weighted average shares used in computing diluted net income (loss) per share	29,089,211	26,444,626	25,543,646

Net income (loss) per share:
Basic net income (loss) per share	$0.27	$(0.37)	$(0.29)

Diluted net income (loss) per share	$0.26	$(0.37)	$(0.29)

        If the outstanding vested options or RSUs were exercised or converted into common stock, the result would be anti-dilutive for the years ended December 31, 2014 and 2013. Accordingly, basic and diluted net loss per share are the same for the years ended December 31, 2014 and 2013. Additionally, certain stock options, which are priced higher than the market price of our shares as of December 31, 2015, would be anti-dilutive and therefore have been excluded from the weighted average shares used in computing diluted net income (loss) per share. These options could become dilutive in future periods.

  Stock-Based Compensation

        ASC 718, Compensation—Stock Compensation, addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. ASC 718 requires that an entity measures the cost of equity-based service awards based on the grant-date fair value of the award and recognizes the cost of such awards over the period during which the employee is required to provide service in exchange for the award (the vesting period). ASC 718 requires that an entity measure the cost of liability-based service awards based on current fair value that is re-measured subsequently at each reporting date through the settlement date. The compensation expense associated with performance stock units is recognized over the period between when the performance conditions are

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2015, 2014 and 2013

(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

deemed probable of achievement and when the awards are vested. We account for equity awards issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees.

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

        We report our business under three segments: Healthcare, Technology and Research. The segments were renamed in the fourth quarter of 2015 to provide a more accurate description of the business conducted by the segment. There is no change to the composition of our reportable segments as a result of the name change. The Healthcare segment is focused on the monitoring of cardiac arrhythmias or heart rhythm disorders in a health care setting. The Technology segment focuses on the development, manufacturing, testing and marketing of medical devices to medical companies, clinics and hospitals. The Research segment includes our operations that engage in central core laboratory services in a research environment, which includes certain equipment rental and device sales.

  Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

        In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. Previously, deferred taxes have been separated into current and noncurrent. We have elected to early adopt this standard at December 31, 2015 and have applied this change in accounting principle retrospectively. As a result of our retrospective adoption, $271 of deferred tax assets have been reclassified from Prepaid and other current assets to Deferred tax liability on our December 31, 2014 Consolidated Balance Sheet.

        In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The standard requires debt issuance costs to be presented on the balance sheet as a direct reduction of the carrying value of the associated debt liability, consistent with the presentation of debt discounts. Previously, debt issuance costs have been presented as a deferred asset. The recognition and measurement requirements will not change as a result of this guidance. We have elected to early adopt

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2015, 2014 and 2013

(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

this standard at December 31, 2015 and have applied this change in accounting principle retrospectively. As a result of our retrospective adoption, $135 of debt issuance costs have been reclassified from Other assets to Long-term debt on our December 31, 2014 Consolidated Balance Sheet.

Accounting Pronouncements Not Yet Adopted

        In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The standard will require inventory to be measured at the lower of cost or net realizable value. The guidance will not apply to inventories for which cost is determined using the last-in, first-out method or the retail inventory method. The standard is effective for annual and interim reporting periods beginning after December 15, 2016. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

        In May 2014 and August 2015, the FASB issued ASU 2014-09 and 2015-14, respectively, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standards will require revenue recognized to represent the transfer of promised goods or services to customers in an amount that reflects the consideration in which a company expects to receive in exchange for those goods or services. The standards also requires new, expanded disclosures regarding revenue recognition. The standards will be effective January 1, 2018 with early adoption permissible beginning January 1, 2017. We are currently evaluating the transition method we will elect and the impact the adoption of this standard will have on our consolidated financial statements.

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

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2015, 2014 and 2013

(In thousands, except share and per share amounts)

3. Business Combinations (Continued)

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

        Goodwill recorded in connection with this acquisition is attributable to synergies expected to arise from cost savings opportunities. All of the recorded goodwill is included in the Healthcare segment.

  Mednet Healthcare Technologies, Inc.

        On January 31, 2014, we acquired Mednet Healthcare Technologies, Inc., Heartcare Corporation of America, Inc., Universal Medical, Inc. and Universal Medical Laboratory, Inc. (together, "Mednet"). Mednet provides cardiac monitoring services and is an original equipment manufacturer of cardiac monitoring devices. The acquisition gave us access to established customer relationships. Upon the closing of the transaction, we acquired all of the issued and outstanding capital stock, and Mednet became a wholly-owned subsidiary. We paid $5,500 in cash at closing and 128,866 shares of our common stock, valued at $940 at closing. In addition, as a result of the acquisition, we assumed indebtedness from Mednet in the aggregate amount of $9,720, including interest. The acquisition has been included within the consolidated results of operations and financial condition from the date of the acquisition.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2015, 2014 and 2013

(In thousands, except share and per share amounts)

3. Business Combinations (Continued)

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

        Goodwill recorded in connection with this acquisition is attributable to the assembled workforce and synergies expected to arise from cost savings opportunities. All of the recorded goodwill is included in the Healthcare segment.

        The unaudited pro forma information below presents combined results of operations as if the acquisition had occurred at the beginning of the periods presented instead of January 31, 2014. The pro forma information presented below does not include anticipated synergies or certain other expected

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2015, 2014 and 2013

(In thousands, except share and per share amounts)

3. Business Combinations (Continued)

benefits of the acquisition and should not be used as a predictive measure of our future results of operations. Mednet contributed $23,355 in revenue for the year ended December 31, 2014.

	December 31,
Unaudited pro forma information	2014	2013
Revenue	$170,076	$155,415

Net Loss	(8,014)	(8,604)

Net loss per common share:
Basic and Diluted	(0.30)	(0.34)

Weighted average number of shares:
Basic	26,444,626	25,640,295

4. Inventory

        Inventory consists of the following:

	December 31,
	2015	2014
Raw materials and supplies	$2,115	$2,347
Finished goods	263	219

Total inventories	$2,378	$2,566

        Inventories, which include purchased parts, materials, direct labor and applied manufacturing overhead, are stated at the lower of cost or market, with cost determined by use of the first-in, first-out method.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2015, 2014 and 2013

(In thousands, except share and per share amounts)

5. Property and Equipment

        Property and equipment consists of the following:

		December 31,
	Estimated Useful Life (Years)
		2015	2014
Cardiac monitoring devices, device parts and components	3 - 5	$52,087	$47,190
Computers and purchased software	3 - 5	15,392	12,614
Equipment, tools and molds	3 - 5	5,858	5,543
Furniture and fixtures	7	1,863	1,396
Leasehold improvements	Life of lease	3,049	2,930
Capital leases	3 - 7	1,884	1,884

Total property and equipment, at cost		80,133	71,557
Less accumulated depreciation		(54,579)	(49,854)

Total property and equipment, net		$25,554	$21,703

        Depreciation expense associated with property and equipment, inclusive of amortization of assets recorded under capital leases, was $8,987, $8,858 and $9,978, for the years ended December 31, 2015, 2014 and 2013, respectively.

6. Goodwill and Intangible Assets

        Goodwill was recognized at the time of our acquisitions. The carrying amount of goodwill as of December 31, 2015 and 2014 was $29,831 and $29,596, respectively. The increase in goodwill during the year ended December 31, 2015 relates to the finalization of the purchase price allocation for the Mednet acquisition.

        The changes in the carrying amounts of goodwill by segment were as follows:

	Reporting Segment
	Healthcare	Research	Technology	Total
Balance at December 31, 2014	$14,489	$11,950	$3,157	$29,596
Goodwill acquired during the year	235	—	—	235

Balance at December 31, 2015	$14,724	$11,950	$3,157	$29,831

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2015, 2014 and 2013

(In thousands, except share and per share amounts)

6. Goodwill and Intangible Assets (Continued)

        The gross carrying amounts and accumulated amortization of our intangible assets as of December 31, 2015 and 2014 are as follows:

		December 31,
	Estimated Useful Life (Years)
		2015	2014
Customer relationships	5 - 15	$10,700	$10,700
Technology including internally developed software	3 - 5	13,522	12,760
Signed backlog	1 - 4	3,160	3,160
Unsigned backlog	4	600	600
Covenants not to compete	5 - 7	1,040	1,040

Total intangible assets, gross		29,022	28,260

Customer relationships accumulated amortization		(2,520)	(1,556)
Proprietary technology accumulated amortization		(5,422)	(3,855)
Signed backlog accumulated amortization		(2,609)	(1,984)
Unsigned backlog accumulated amortization		(500)	(350)
Covenants not to compete accumulated amortization		(490)	(295)

Total accumulated amortization		(11,541)	(8,040)

Indefinite-lived trade names		2,500	2,500
Total intangible assets, net		$19,981	$22,720

        The estimated amortization expense for the next five years and thereafter is summarized as follows at December 31, 2015:

2016	$3,402
2017	3,002
2018	2,517
2019	2,030
2020	1,996
Thereafter	4,534

Total estimated amortization	$17,481

        Amortization expense for the years ended December 31, 2015, 2014, and 2013 was $3,501, $3,692 and $2,340, respectively.

        At December 31, 2015, 2014 and 2013, we performed our required annual impairment test of goodwill and indefinite lived intangibles. Based on these impairment tests, we determined that there was no impairment.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2015, 2014 and 2013

(In thousands, except share and per share amounts)

7. Accrued Expenses

        Accrued expenses consisted of the following:

	December 31,
	2015	2014
Accrued compensation	$6,454	$5,296
Accrued professional fees	1,858	8,289
Accrued purchases	110	977
Accrued restructuring costs	62	689
Other	2,746	3,209

Total	$11,230	$18,460

8. Other Charges

        We account for expenses associated with exit or disposal activities in accordance with ASC 420, Exit or Disposal Cost Obligations, and record the expenses in Other charges in our statement of operations, and record the related accrual in the Accrued expenses line of our balance sheet.

        We account for expenses associated with integration and certain litigation as Other charges as incurred. These costs are primarily disclosed as Legal fees and Professional fees below. These expenses were primarily a result of legal fees related to patent litigation and the Civil Investigative Demand, as well as activities surrounding our acquisitions. A summary of these expenses is as follows:

	Year ended December 31,
	2015	2014	2013
Legal fees	$5,764	$4,691	$5,516
Severance and employee related costs	249	1,738	1,410
Professional fees	50	669	492
Expenses related to facility closure	—	—	564

Total	$6,063	$7,098	$7,982

9. Shareholders' Equity

  Common Stock

        As of December 31, 2014 and 2013, we were authorized to issue 200,000,000 shares of common stock. As of December 31, 2015 and 2014, we had 27,277,939 and 26,693,248 shares outstanding, respectively.

  Preferred Stock

        We maintain an unregistered blank check preferred stock class. As of December 31, 2015 and 2014, there were no shares authorized and outstanding.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2015, 2014 and 2013

(In thousands, except share and per share amounts)

9. Shareholders' Equity (Continued)

  Stock-Based Compensation

  2008 Equity Incentive Plan

        Our 2008 Equity Incentive Plan (the 2008 Option Plan) became effective on March 18, 2008. The Plan permits our Board of Directors to grant incentive stock options to employees and non-qualified stock options, restricted stock, performance stock and other stock-based incentive awards to officers, directors, employees and consultants. On that date, we began granting options to purchase shares of common stock to employees, executives, directors and consultants. Under the terms of the 2008 Option Plan, all available shares in the 2003 Option Plan's share reserve automatically rolled into the 2008 Option Plan. Any cancellations or forfeitures of granted options under the 2003 Option Plan also automatically roll into the 2008 Option Plan. Beginning on January 1, 2009, and each year thereafter, the number of options available to be granted under the plan will increase by the lesser of 4% of the total number of common shares outstanding or 1,500,000 shares.

        Options granted under the 2008 Option Plan have exercise prices not less than the fair market value at the date of grant and have an expiration date of no greater than ten years from the date of grant. There is no predetermined vesting schedule provided in the 2008 Option Plan, and vesting is determined by the Board of Directors on the date of grant.

        The 2008 Equity Incentive Plan has 2,050,388 shares available for grant as of December 31, 2015.

        Stock option activity is summarized for the years ended December 31, 2015, 2014 and 2013 as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding as of December 31, 2012	2,905,761	$6.44

Granted	729,439	$3.24
Cancelled	(393,770)	$5.93
Exercised	(105,496)	$4.43

Options outstanding as of December 31, 2013	3,135,934	$5.83

Granted	582,012	$8.45
Cancelled	(310,303)	$6.55
Exercised	(156,791)	$3.37

Options outstanding as of December 31, 2014	3,250,852	$6.40

Granted	427,786	$10.39
Cancelled	(181,777)	$11.32
Exercised	(76,342)	$3.82

Options outstanding as of December 31, 2015	3,420,519	$6.69

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2015, 2014 and 2013

(In thousands, except share and per share amounts)

9. Shareholders' Equity (Continued)

        A summary of total outstanding stock options as of December 31, 2015 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.70 - $7.50	2,325,971	5.80	$4.09	2,056,224	5.61	$4.15
$7.51 - $15.00	845,824	8.55	$9.62	277,656	7.99	$9.34
$15.01 - $22.50	190,824	3.29	$18.38	190,824	3.29	$18.38
$22.51 - $31.18	57,900	2.61	$29.83	57,900	2.61	$29.83

$0.70 - $31.18	3,420,519	6.29	$6.69	2,582,604	5.63	$6.34

        The table below summarizes certain additional information with respect to our options:

(In thousands)	2015	2014	2013
Aggregate intrinsic value of options outstanding at year-end	$19,436	$15,258	$11,183
Aggregate intrinsic value of options exercisable at year-end	16,124	9,918	4,382
Aggregate intrinsic value of options exercised during the year	662	840	422

        Total cash received from the exercise of stock options for the year ended December 31, 2015, 2014 and 2013 was $291, $529 and $467, respectively. The tax benefit was fully reserved for through a tax valuation allowance.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2015, 2014 and 2013

(In thousands, except share and per share amounts)

9. Shareholders' Equity (Continued)

        Restricted stock units activity is summarized for the years ended December 31, 2015, 2014 and 2013 as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding as of December 31, 2012	763,342	$3.54

Granted	457,200	$3.52
Forfeited	(82,813)	$3.07
Vested	(280,073)	$4.82

Restricted stock outstanding as of December 31, 2013	857,656	$3.15

Granted	292,079	$8.48
Forfeited	(89,664)	$3.30
Vested	(195,437)	$6.27

Restricted stock outstanding as of December 31, 2014	864,634	$4.23

Granted	328,060	$9.70
Forfeited	(50,642)	$6.90
Vested	(451,116)	$3.89

Restricted stock outstanding as of December 31, 2015	690,936	$6.85

        In addition, a summary of total outstanding RSUs as of December 31, 2015 is as follows:

Range of Grant Price	RSUs Outstanding
$2.16 - $6.75	255,564
$6.76 - $9.75	435,372

$2.16 - $9.75	690,936

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2015, 2014 and 2013

(In thousands, except share and per share amounts)

9. Shareholders' Equity (Continued)

        Performance stock units ("PSUs") activity is summarized for the years ended December 31, 2015 and 2014 as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Performance stock outstanding as of December 31, 2013	—	—

Granted	284,423	$8.68
Forfeited	—	—
Vested	—	—

Performance stock outstanding as of December 31, 2014	284,423	$8.68

Granted	—	—
Forfeited	(18,433)	$8.68
Vested	—	—

Performance stock outstanding as of December 31, 2015	265,990	$8.68

        Stock compensation expense is only recognized for outstanding PSUs where the performance conditions are deemed probable for achievement. For the years ended December 31, 2015 and 2014, we incurred PSU expenses of $711 and $0, respectively. We expect to recognize $444 of stock compensation expense over the year ended December 31, 2016 related to outstanding PSUs.

        During the year ended December 31, 2015, 200,000 performance stock options ("PSOs") were granted. There were no forfeitures or vesting of PSOs during the year ended December 31, 2015. Stock compensation expense will only be recognized once the performance conditions of the outstanding PSOs have been met. No stock compensation expense has been recognized related to the PSOs during the year ended December 31, 2015.

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

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2015, 2014 and 2013

(In thousands, except share and per share amounts)

9. Shareholders' Equity (Continued)

        The fair value of our stock-based awards was estimated at the date of grant using the following weighted average assumptions:

	Year Ended December 31,
	2015	2014	2013
Expected volatility	66.5%	62.8%	60.3%
Expected term (in years)	6.72	6.49	6.71
Weighted average risk-free interest rate	1.68%	1.85%	1.34%
Expected dividends	0.0%	0.0%	0.0%
Weighted average grant date fair value per option	$6.58	$5.00	$1.90
Weighted average grant date fair value per RSU	$9.71	$8.43	$3.52

        Based on our historical experience of options and restricted stock units that cancel before becoming fully vested, we have assumed an annualized forfeiture rate of 9.2% for options, 6.7% for restricted stock units and 0.0% for performance stock units. Under the true-up provision of ASC 718, we will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated.

        The total compensation cost of options granted but not yet vested at December 31, 2015, 2014 and 2013 was approximately $3,608, $2,744 and $2,644, respectively, which is expected to be recognized over a weighted average period of 2.66 years, 2.68 years and 2.14 years, respectively. Unvested stock options as of December 31, 2015 and 2014 were 837,915 and 1,102,930, respectively. As of December 31, 2015 and 2014, the weighted average grant date fair values per unvested option were $4.82 and $5.19, respectively.

        The stock-based compensation expense related to unvested RSUs not yet recognized at December 31, 2015, 2014 and 2013 was approximately $2,869, $1,979 and $1,795, respectively, which is expected to be recognized over a weighted average period of 1.69 years, 1.50 years and 1.31 years, respectively. Unvested RSUs as of December 31, 2015 and 2014 were 690,936 and 864,634, respectively. As of December 31, 2015 and 2014, the weighted average grant date fair values per unvested RSU were $6.85 and $4.23, respectively.

  Employee Stock Purchase Plan

        In July 2008, we made available an Employee Stock Purchase Plan ("ESPP") in which substantially all of our full-time employees became eligible to participate effective March 18, 2008. Under the plan, employees may contribute through payroll deductions up to 15% of their compensation toward the purchase of our common stock, or $21, whichever is lower. The price per share is equal to the lower of 85% of the fair market price on the first day of the offering period, or 85% of the fair market price on the day of purchase. Proceeds received from the issuance of shares are credited to stockholders' equity in the period that the shares are issued. In 2015, 192,106 shares were purchased in accordance with the ESPP. Net proceeds from the issuance of shares of common stock under the ESPP for the year ended December 31, 2015 were $933. In January 2015, the number of shares available for grant was increased by 267,240, per the ESPP plan documents. At December 31, 2015, 503,285 shares remain available for

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2015, 2014 and 2013

(In thousands, except share and per share amounts)

9. Shareholders' Equity (Continued)

purchase under the ESPP. For the years ended December 31, 2015, 2014 and 2013, we incurred ESPP expenses of $420, $408 and $211, respectively.

  Option Acceleration

        On December 1, 2009, we accelerated the vesting of certain employees' unvested options that were deeply out-of-the-money. The acceleration was done because we believed that there was no longer a compensation incentive tied to performance, given the exercise price of the options that were accelerated. Consistent with ASC 718, we continued to expense the accelerated options over the remaining service period. We do not have a static policy threshold to use for determining whether an option is deeply out-of-the-money. Rather, we believe that the determination should be made in light of current market conditions, probability of stock price recovery within the remaining service period and historical volatility of our stock price. For the purposes of this option acceleration, we determined that options that were out-of-the-money by 30% or more were deeply out-of-the-money. As a result of the option acceleration, approximately 309,000 previously unvested shares became fully vested on December 1, 2009. We incurred an expense of $137 associated with the accelerated options for the year ended December 31, 2013, which has been recorded in the General and administrative line of the consolidated statement of operations. No associated expense has been recorded for the years ended December 31, 2014 and 2015.

10. Income Taxes

        We have deferred income tax assets totaling $55,760 at December 31, 2015, consisting primarily of federal and state net operating loss and credit carryforwards. Due to uncertainty regarding the ultimate realization of these net operating loss and credit carryforwards and other deferred income tax assets, we have established a full valuation allowance (net of deferred tax liabilities for indefinite lived intangibles) on our deferred taxes and will recognize the benefits only as reassessment indicates the benefits are realizable. The determination of the required valuation allowance against net deferred tax assets was made without taking into account the deferred taxes created from the book and tax differences on indefinite-lived assets. All other deferred tax liabilities were properly used as a source of income to support a portion of the deferred tax assets.

        Our provision for income taxes for 2015 of $468 primarily relates to Alternative Minimum Tax ("AMT") levied on current year taxable income net of allowable AMT net operating loss carryovers, as well as an increase in the deferred tax liability created by the book to tax differences on indefinite-lived assets.

        We performed an analysis to determine the extent to which we can use our net operating loss carryforwards and other deferred tax assets in future periods, subject to certain limitations imposed by the Internal Revenue Code. We concluded that largely because of our cumulative history of pre-tax losses in years prior to 2015, we cannot predict that the benefits of the net operating loss carryforwards will be realized in future periods, and therefore we continue to provide a full valuation allowance for net deferred tax assets (exclusive of deferred tax liabilities for indefinite-lived intangibles). One significant piece of negative evidence contributing to the full valuation allowance is our cumulative

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2015, 2014 and 2013

(In thousands, except share and per share amounts)

10. Income Taxes (Continued)

history of pre-tax book losses. At December 31, 2015, we cannot identify sufficient positive evidence to overcome the significant negative evidence. We will perform a similar analysis during 2016 to reassess the ability to realize the net operating loss carryforwards and other deferred tax assets in the future

        Deferred taxes result from temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred taxes are as follows:

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$36,149	$38,540
Research & development and AMT credit carryforwards	5,115	5,314
Stock option grants	7,483	7,410
Allowance for doubtful accounts	4,473	4,532
Deferred revenue	964	947
Other, net	1,576	571

Total deferred tax assets	55,760	57,314
Less valuation allowance	(49,759)	(52,998)

Net deferred tax assets	6,001	4,316
Deferred tax liabilities:
Property, plant and equipment	(3,027)	(360)
Identified intangible assets	(2,798)	(3,756)
Indefinite-lived intangible assets	(1,233)	(987)
Prepaid insurance	(176)	(200)

Total deferred tax liabilities	(7,234)	(5,303)

Net deferred tax liability	$(1,233)	$(987)

        Reconciliations between expected income taxes computed at the federal rate of 35% for each of the years ended December 31, 2015, 2014 and 2013, and the provision (benefit) for income taxes is as follows:

	Years ended December 31,
	2015	2014	2013
Income tax provision (benefit) at statutory rate	$2,763	$(4,237)	$(2,486)
State income tax, net of federal benefit	(239)	4	716
Stock-based compensation	133	43	203
Research and development	634	(626)	(488)
Other	416	368	670
(Decrease) increase in valuation allowance	(3,239)	2,135	1,600

Provision for (benefit from) income taxes	$468	$(2,313)	$215

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2015, 2014 and 2013

(In thousands, except share and per share amounts)

10. Income Taxes (Continued)

        The decrease in the valuation allowance in December 31, 2015 is due to current year income. At December 31, 2015, we had federal net operating loss carryforwards of approximately $93,364 to offset future federal taxable income expiring in various years starting in 2018 through 2035. At December 31, 2015, we had state net operating loss carryforwards of $60,491, which expire in various years starting in 2015 through 2035. Additionally, we have credit carryforwards, primarily related to Research and Development, of $5,115, which begin to expire in 2021 through 2035.

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

        The components of our provision for (benefit from) income taxes are summarized as follows:

	Year Ended December 31,
	2015	2014
Current:
Federal	$173	$—
State	50	186

Total provision for income taxes	223	186

Deferred:
Federal	220	(2,355)
State	25	(144)

Total deferred provision for (benefit from) income taxes	245	(2,499)

Total provision for (benefit from) income taxes	$468	$(2,313)

        The U.S. Internal Revenue Service concluded its examination of our U.S. federal tax returns for all years through 2010. Because of net operating losses, our U.S. federal tax returns statutes for those years will remain subject to examination until the losses are utilized. Additionally, state tax return statutes generally remain open due to operating losses.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2015, 2014 and 2013

(In thousands, except share and per share amounts)

10. Income Taxes (Continued)

        We do not have a tax reserve recorded for tax contingencies. As of December 31, 2015 and 2014, we have not identified any uncertain tax positions and therefore, we have no tax reserve recorded as of December 31, 2015 and 2014.

11. Commitments and Contingencies

  Leases

        We lease our principal administrative and service facilities as well as office equipment under non-cancelable operating leases expiring at various dates through 2021. The terms of the leases are renewable at the end of the lease term. Payments made under operating leases are charged to operations on a straight-line basis over the period of the lease. Differences between straight-line expense and cash payments are recorded as Deferred rent. Rent expense was $3,777, $3,721 and $3,622 for the years ended December 31, 2015, 2014 and 2013, respectively.

        We have entered into and acquired capital leases with various expiration dates through 2017 which were used to finance equipment, furniture and monitoring devices.

        Future minimum lease payments under non-cancelable operating and capital leases are summarized as follows at December 31, 2015:

	Operating Leases	Capital Leases
2016	$3,429	$287
2017	3,314	101
2018	3,260	—
2019	1,838	—
2020	1,533	—
Thereafter	318	—

	$13,692	$388

12. Credit Agreement

Credit Agreement

        On December 30, 2014, we entered into a Credit Agreement with Healthcare Financial Solutions, LLC, ("HFS"), previously The General Electric Capital Corporation ("GE Capital"), as agent for the lenders ("Lenders"), and as a Lender and swingline lender. Pursuant to the Credit Agreement, the Lenders agreed to make loans to us as follows; (i) Term Loans in an amount of $25,000 as of the closing date with an uncommitted ability to increase such Term Loans up to an amount not to exceed $10,000 , and (ii) Revolving Loans up to $15,000, which remain undrawn. The loan is recorded on our balance sheet in the amount of $23,194, which is net of a debt issuance discount of $794 related to fees paid to HFS and deferred charges of $74.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2015, 2014 and 2013

(In thousands, except share and per share amounts)

12. Credit Agreement (Continued)

        The HFS Loans bear interest at an annual rate of LIBOR plus 4.0%, subject to a LIBOR floor of 1.0%. The outstanding principal of the Term Loan will be paid as follows:

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

        The Loans are secured by substantially all of our assets and by a pledge of the capital stock of our U.S. based subsidiaries as well as a pledge of 65% of the capital stock of Cardiocore Lab LTD. and BioTelemetry Belgium, BVBA.

Covenants

        The Credit Agreement contains affirmative and financial covenants regarding the operations of our business and certain negative covenants that, among other things, limit our ability to incur additional indebtedness, grant certain liens, make certain investments, merge or consolidate, make certain restricted payments and engage in certain asset dispositions, including a sale of all, or substantially all, of our property. As of December 31, 2015, we were in compliance with our covenants.

        The Credit Agreement also contains excess payment terms based on the company's financial position. No excess payments will become due in 2016 as a result of our financial position as of December 31, 2015.

Debt Extinguishment

        In February 2014, we entered into a Credit and Security Agreement with The Bancorp Bank for an aggregate amount of $9,830. The proceeds were used to pay off the assumed debt of $8,563 associated with the Mednet acquisition and to fund Mednet's working capital needs.

        In December 2014, we used the proceeds of the HFS Loans to repay in full the $17,411 outstanding balances of the existing debt. In connection with this repayment, we incurred a debt extinguishment loss of $372, included in Other (loss) income, net in our consolidated statements of operations. This loss includes a pre-payment penalty paid as well as the write-off of the unamortized deferred financing fees related to the existing debt.

13. Employee Benefit Plan

        We sponsor a 401(k) Retirement Savings Plan (the Plan) for all eligible employees who meet certain requirements. Participants may contribute, on a pre-tax basis, up to the maximum allowable amount pursuant to Section 401(k) of the Internal Revenue Code. We are not required to contribute to the Plan. In January 2014, we adopted an amendment to the Plan that allowed for an employer

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2015, 2014 and 2013

(In thousands, except share and per share amounts)

13. Employee Benefit Plan (Continued)

matching contribution of 100% of the first 3% of the employees' salary, and 50% of the next 2% of the employees' salary. For the years ended December 31, 2015, 2014 and 2013, we contributed $1,786, $1,483, and $0, respectively. Employer contributions vest immediately.

14. Segment Information

        We operate under three reportable segments: Healthcare, Technology and Research. The Healthcare segment is focused on the monitoring of cardiac arrhythmias or heart rhythm disorders with our comprehensive suite of cardiac monitoring solutions in a health care setting. The Technology segment focuses on the development, manufacturing, testing and marketing of medical devices to medical companies, clinics and hospitals. Our Research segment is engaged in central core laboratory services providing cardiac monitoring, imaging, scientific consulting and data management services for drug and medical device trials. Intercompany revenue relating to the manufacturing of devices by the Technology segment for the other segments is included on the intersegment revenue line.

        Expenses that can be specifically identified with a segment have been included as deductions in determining pre-tax segment income. Any remaining expenses including research and development costs incurred by the Technology segment for the benefit of the other segments as well as the elimination of costs associated with intercompany revenue are included in Corporate and Other. Also included in Corporate and Other is the Department of Justice settlement, as well as interest expense, net and other financing expenses. We do not allocate assets to the individual segments. Mednet and BMS are primarily included in the Healthcare segment; with the product manufacturing and sales portions being included in the Technology segment. RadCore is included in the Research segment.

	Healthcare	Research	Technology	Corporate and Other	Consolidated
2015
Revenues	$145,963	$21,853	$10,697	$—	$178,513
Intersegment revenues	7	—	10,224	(10,231)	—
Income (loss) before income taxes	44,559	540	4,390	(41,593)	7,896
Depreciation and amortization	7,790	3,676	371	651	12,488
Capital expenditures	9,155	4,373	72	—	13,600

	Healthcare	Research	Technology	Corporate and Other	Consolidated
2014
Revenues	$133,178	$19,744	$13,656	$—	$166,578
Intersegment revenues	—	—	7,789	(7,789)	—
Income (loss) before income taxes	27,792	(701)	6,681	(45,878)	(12,106)
Depreciation and amortization	8,157	3,710	502	181	12,550
Capital expenditures	11,488	1,077	216	—	12,781

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2015, 2014 and 2013

(In thousands, except share and per share amounts)

14. Segment Information (Continued)

	Healthcare	Research	Technology	Corporate and Other	Consolidated
2013
Revenues	$100,386	$20,329	$8,786	$—	$129,501
Intersegment revenues	—	—	6,191	(6,191)	—
Income (loss) before income taxes	27,298	798	5,307	(40,507)	(7,104)
Depreciation and amortization	4,253	4,057	551	3,457	12,318

15. Legal Proceedings

        From time to time, in the ordinary course of business and like others in the industry, we receive requests for information from government agencies in connection with their regulatory or investigational authority or are involved in traditional employment or business litigation. We review such requests and notices and take appropriate action.

        The final outcome of any current or future litigation or governmental or internal investigations cannot be accurately predicted, nor can we predict any resulting penalties, fines or other sanctions that may be imposed at the discretion of federal or state regulatory authorities. We record accruals for such contingencies to the extent that it concludes it is probable that a liability has been incurred and the amount of the loss can be estimated.

Department of Justice Civil Investigation

        On August 25, 2011, we received a Civil Investigative Demand issued by the U.S. Department of Justice, Western District of Washington. The CID states that it was issued in the course of an investigation under the Federal False Claims Act and seeks documents for the period January 1, 2007 through the date of the CID. The CID indicates that the investigation concerns allegations that we may have used inappropriate diagnosis codes when submitting claims for payment to Medicare for our real-time, MCOT™ services. During the second quarter of 2014, we reached an agreement in principle for a potential settlement. As a result, we recorded a non-operating charge of $6,400 in the first half of 2014. During the first quarter 2015, the settlement agreement was finalized and we paid $6,400 to the Department of Justice. As part of the settlement, we are not subject to any ongoing obligations or requirements.

CardioNet v. Mednet and MedTel Et Al.

        On May 8, 2012, CardioNet filed suit against Mednet Healthcare Technologies, Inc., MedTel 24, Inc.,et al. for patent infringement related to the making, use, offering for sale, and sale of the Heartrak ECAT device and monitoring services. The suit asserted that the defendants are infringing CardioNet's U.S. Patent Nos. 7,212,850, 7,907,996, 6,569,095, 7,587,237 and 7,941,207, which generally cover data collection and reporting. This litigation concluded on January 31, 2014 when the Court entered a Consent Judgment declaring all five CardioNet patents valid and enforceable, and infringed upon by the defendants' making, using, offering to sell, or selling the Heartrak ECAT device and monitoring services. Under the terms of the Consent Judgment entered by the Court, Medtel 24 was

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2015, 2014 and 2013

(In thousands, except share and per share amounts)

15. Legal Proceedings (Continued)

granted a limited, non-exclusive, license for the Heartrak ECAT system for a period of one year. On the 364th day of such license, MedTel 24 filed a Motion to Set Aside the Consent Judgment and served us with a Demand for Arbitration.

        On July 22, 2015, the Court upheld the enforceability of its previously issued Consent Judgment. On October 2, 2015, the Court issued an Order finding MedTel in contempt of the Consent Judgment. MedTel was ordered to return, within 21 days of the Order, all of the Heartrak ECAT materials it improperly retained in violation of the Consent Judgment. The Court further ordered that MedTel's CEO was required to submit a declaration to the Court that all of the materials have been returned within the 21-day window. MedTel delivered the Heartrak ECAT material in compliance with the Order. In a separate Order, the Court ordered MedTel to issue payment for CardioNet's lost profits and expenses totaling $848 as well as attorney fees in the amount of $975. While we intend to vigorously pursue collection, there can be no assurance as to whether MedTel will be able to satisfy the amount covered by the award, and therefore no amount has been recorded.

CardioNet v. ScottCare Litigation

        On May 8, 2012, CardioNet filed suit against The ScottCare Corporation and Ambucor Health Solutions, Inc. in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 2:12-CV-2516- PBT) for patent infringement under the same five CardioNet patents at issue in the Mednet litigation, related to the making, use, sale, and offering for sale of the ScottCare TeleSentry Mobile Cardiac Telemetry device and monitoring services. CardioNet is seeking an injunction against each defendant, as well as monetary damages. The ScottCare Corporation has asserted counterclaims alleging the patents in suit are invalid and not infringed. The trial court heard argument on motions for summary judgment and motions to limit expert testimony in June 2015, but has not yet issued rulings on these motions. ScottCare has dropped all invalidity challenges with respect to one of the patents in the suit. A trial date has been set for September 12, 2016. Consistent with the accounting for contingent liabilities, no accrual has been recorded in the financial statements. We are vigorously pursuing our claims and defending against the counterclaims.

CardioNet v. InfoBionic

        CardioNet, LLC and Braemar Manufacturing, LLC (collectively, "CardioNet") filed a patent infringement lawsuit against InfoBionic, Inc. on May 8, 2015, in the United States District Court for the District of Massachusetts. CardioNet asserts that InfoBionic's MoMe™ Kardia System infringes CardioNet's U.S. Patent Nos. 6,225,901, 6,940,403, 7,212,850, and 7,907,996, relating to collection and reporting of data. CardioNet seeks an injunction and enhanced damages for willful infringement because InfoBionic had prior knowledge of the asserted patents. In response to CardioNet's infringement assertion, in August 2015, InfoBionic filed petitions at the U.S. Patent and Trademark Office for Inter Partes review ("IPR") of the four asserted patents and filed motions with the District Court to dismiss or stay the lawsuit. The Patent Office has not decided whether it will institute IPR proceedings. The District Court denied InfoBionic's motions and set a claims construction hearing for May 2016 and close of fact discovery for June 2016.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2015, 2014 and 2013

(In thousands, except share and per share amounts)

16. Quarterly Financial Data (Unaudited)

        The following tables summarize the unaudited quarterly financial data for the last two fiscal years.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amount)
2015
Total revenues	$43,435	$44,812	$43,492	$46,774
Gross profit	25,223	26,733	26,337	28,264
Other charges	1,860	1,210	1,392	1,601
Income from operations	469	2,585	3,006	3,458
Net income (loss)	(69)	2,171	2,478	2,848
Basic net income (loss) per share	$(0.00)	$0.08	$0.09	$0.10
Diluted net income (loss) per share	$(0.00)	$0.08	$0.08	$0.10
2014
Total revenues	$37,162	$42,650	$43,113	$43,653
Gross profit	21,644	23,613	23,678	24,529
Other charges	2,980	1,000	1,045	2,073
(Loss) income from operations	(3,696)	(401)	486	(702)
Net income (loss)	(4,122)	(3,988)	(29)	(1,654)
Basic net income (loss) per share	$(0.16)	$(0.15)	$(0.00)	$(0.06)
Diluted net income (loss) per share	$(0.16)	$(0.15)	$(0.00)	$(0.06)

17. Subsequent Events

        We have evaluated subsequent events through February 22, 2016. None have been identified.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Prior to the filing of this Report on Form 10-K, an evaluation was performed under the supervision of and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of December 31, 2015, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 240.15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal

Control—Integrated Framework (2013). Based on management's assessment and those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

        The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
BioTelemetry, Inc.

        We have audited BioTelemetry, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria"). BioTelemetry, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, BioTelemetry, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BioTelemetry, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive income (loss), cash flows and shareholders' equity for each of the three years in the period ended December 31, 2015 of BioTelemetry, Inc. and our report dated February 22, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania February 22, 2016

Item 9B.    Other Information

        Reference is made to the Company's prior disclosure in its form 10-Q for the three and six months ending June 30, 2014 regarding the subpoena served on the MedNet entities by the New Jersey Department of Banking and Insurance ("Department of Banking"). In the fourth quarter of 2015, the Company was informed that the Department of Banking concluded its investigation and that the results showed that there was no credible evidence of legal violations by MedNet entities, which had been acquired by BioTelemetry. As a result, we were further advised that the NJ investigation was being closed and that no penalty demand or any other adverse action would be taken against the Company.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information with respect to this Item is incorporated by reference from our definitive proxy statement in connection with the 2016 Annual Meeting of Stockholders, or the Proxy Statement, unless the Proxy Statement is not filed by April 30, 2016, in which case we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

        BioTelemetry emphasizes the importance of professional business conduct and ethics through its corporate governance initiatives. Our Board of Directors has adopted a code of business conduct and ethics that applies to all employees, directors and officers, including our principal executive officer and principal financial officer. Our corporate governance information and materials, including our Code of Business Conduct and Ethics, are posted under "Corporate Governance" in the Investors section of our website at www.gobio.com. Our Board regularly reviews corporate governance developments and modifies these materials and practices as warranted. To the extent we make amendments to or grant waivers from our Code of Business Conduct and Ethics in the future, we intend to disclose the amendments and waivers on our website.

Item 11.    Executive Compensation

        Information required by this Item is incorporated by reference from the Proxy Statement unless the Proxy Statement is not filed on or before April 30, 2016, in which case we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required by this Item is incorporated by reference from the Proxy Statement unless the Proxy Statement is not filed on or before April 30, 2016, in which case we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information with respect to this Item is incorporated by reference from the Proxy Statement unless the Proxy Statement is not filed on or before April 30, 2016, in which case we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

Item 14.    Principal Account Fees and Services

        Information required by this Item is incorporated by reference from the Proxy Statement unless the Proxy Statement is not filed on or before April 30, 2016, in which case we will amend this

Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

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

(b)
See Item 15(a)(3) above.

(c)
See Item 15(a)(2) above.

SCHEDULE II

	Beginning Balance	Additions Charged To Expense	Deductions From Reserve	Ending Balance
Allowance for Doubtful Accounts
Year ended December 31, 2015	$10,662	$8,047	$(7,108)	$11,601
Year ended December 31, 2014	$7,640	$9,347	$(6,325)	$10,662
Year ended December 31, 2013	$7,617	$7,787	$(7,763)	$7,640

EXHIBIT INDEX

Exhibit Number		Description
2.1		Stock Purchase Agreement by and among CardioNet, LLC, Mednet Healthcare Technologies, Inc., Heartcare Corporation of America, Inc., Universal Medical, Inc., Universal Medical Laboratory, Inc. and Frank Movizzo, dated as of January 31, 2014 (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed, February 3, 2014).
2.2
		Agreement and Plan of Reorganization, dated as of April 22, 2013, by and among CardioNet, Inc., the Registrant and BioTelemetry Merger Sub, Inc. (incorporated by reference to the Registrant's registration statement on Form S-4 and amendments thereto (File No. 333-188058)).
3.1		Certificate of Incorporation of BioTelemetry, Inc. (incorporated by reference to the Registrant's registration statement on Form S-4 and amendments thereto (File No. 333-188058)).
3.2		Bylaws of BioTelemetry, Inc. (incorporated by reference to the Registrant's registration statement on Form S-4 and amendments thereto (File No. 333-188058))
10.1		BioTelemetry, Inc. Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to BioTelemetry, Inc.'s registration statement on Form S-1 and amendments thereto (File No. 333-145547)).
10.2	(1)
		BioTelemetry, Inc. 2008 Equity Incentive Plan and Form of Stock Option Agreement thereunder (incorporated by reference to Exhibit 10.3 to CardioNet, Inc.'s registration statement on Form S-1 and amendments thereto (File No. 333-145547)).
10.3	(1)
		BioTelemetry, Inc. 2008 Non-Employee Directors' Stock Option Plan and Form of Stock Option Agreement thereunder (incorporated by reference to Exhibit 10.4 to CardioNet, Inc.'s registration statement on Form S-1 and amendments thereto (File No. 333-145547)).
10.4	(1)
		BioTelemetry, Inc. 2008 Employee Stock Purchase Plan and Form of Offering Document thereunder (incorporated by reference to Exhibit 10.5 to CardioNet, Inc.'s registration statement on Form S-1 and amendments thereto (File No. 333-145547)).
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

Exhibit Number		Description
10.9	(1)	CardioNet, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to CardioNet, Inc.'s Current Report on Form 8-K filed October 28, 2008 (File No. 001-33993)).
10.10	(1)	CardioNet, Inc. Compensation Program for Non-Employee Directors (incorporated by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed January 28, 2009 (File No. 001- 33993)).
10.11	(1)
		Employment Agreement, dated as of June 15, 2010, between Joseph H. Capper and CardioNet, Inc. (incorporated by reference to Exhibit 99.2 to CardioNet, Inc.'s Current Report on Form 8-K filed June 18, 2010 (File No. 001-33993)).
10.12	(1)
		Employment Agreement, dated as of January 28, 2010, between CardioNet, Inc. and Heather Getz (incorporated by reference to Exhibit 10.36 to CardioNet, Inc.'s Annual Report on Form 10-K filed February 23, 2010 (File No. 001-33993)).
10.13	(1)
		Employment Agreement, dated as of December 7, 2010, between CardioNet, Inc. and Daniel Wisniewski (incorporated by reference to Exhibit 10.38 to CardioNet, Inc.'s Annual Report on Form 10-K, filed February 25, 2010(File No. 001-33993)).
10.14	(1)
		Employment Agreement dated as of February 7, 2011, between CardioNet, Inc. and Peter Ferola (incorporated by reference to Exhibit 10.1 to CardioNet, Inc.'s Quarterly Report on Form 10-Q dated May 6, 2011(File No. 001-33993)).
10.15	(1)
		Employment Agreement dated as of July 30, 2010, between CardioNet, Inc. and Fred Anthony Broadway III (incorporated by reference to Exhibit 10.26 to CardioNet, Inc.'s Annual Report on Form 10-K filed February 22, 2013(File No. 001-33993)).
10.16
		Promissory Note, dated as of February 21, 2014, in the principal amount of $9,830,000, issued in favor of The Bancorp Bank (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed February 24, 2014).
10.17
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
10.18
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
23		Consent of Ernst & Young LLP.
31.1	*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

Exhibit Number		Description
32	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: February 22, 2016	BioTelemetry, Inc.
	By:	/s/ JOSEPH H. CAPPER Joseph H. Capper President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH H. CAPPER Joseph H. Capper	President and Chief Executive Officer (Principal Executive Officer)	February 22, 2016
/s/ HEATHER C. GETZ Heather C. Getz, CPA	Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2016
/s/ KIRK E. GORMAN Kirk E. Gorman	Chairman and Director	February 22, 2016
/s/ ANTHONY J. CONTI Anthony J. Conti	Director	February 22, 2016
/s/ JOSEPH A. FRICK Joseph A. Frick	Director	February 22, 2016
/s/ REBECCA RIMEL Rebecca Rimel	Director	February 22, 2016
/s/ ROBERT J. RUBIN Robert J. Rubin, M.D.	Director	February 22, 2016