Form 10-Q
period 2016-03-31
BioTelemetry, Inc.
filed 2016-04-26
CIK 1574774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 22, 2016, 27,894,727 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

BIOTELEMETRY, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED March 31, 2016

Unless the context otherwise indicates or requires, the terms “we,” “our,” “us,” “BioTelemetry,” and the “Company,” as used in this Form 10-Q, refer to BioTelemetry, Inc. and its directly and indirectly owned subsidiaries as a combined entity, except where otherwise stated or where it is clear through the context that the terms refer only BioTelemetry, Inc. exclusive of its subsidiaries or a specific subsidiary of BioTelemetry, Inc.

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

BIOTELEMETRY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	March 31, 2016	December 31, 2015

ASSETS

Current assets:
Cash and cash equivalents	$22,841	$18,986
Accounts receivable, net of allowance for doubtful accounts of $11,698 and $11,185, at March 31, 2016 and December 31, 2015, respectively	16,420	15,179
Other accounts receivable, net of allowance for doubtful accounts of $494 and $416, at March 31, 2016 and December 31, 2015, respectively	8,063	8,997
Inventory	2,865	2,378
Prepaid expenses and other current assets	1,549	1,505
Total current assets	51,738	47,045
Property and equipment, net	26,267	25,554
Intangible assets, net	19,515	19,981
Goodwill	29,831	29,831
Other assets	1,580	1,732
Total assets	$128,931	$124,143

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,413	$8,496
Accrued liabilities	9,727	11,230
Current portion of capital leases	253	287
Current portion of long-term debt	1,250	1,250
Deferred revenue	2,621	2,625
Total current liabilities	24,264	23,888

Deferred tax liability	1,254	1,233
Long-term portion of capital leases	51	101
Long-term debt	21,686	21,944
Deferred rent	1,017	1,051
Total liabilities	48,272	48,217

Stockholders’ equity:
Common stock—$.001 par value as of March 31, 2016 and December 31, 2015; 200,000,000 shares authorized as of March 31, 2016 and December 31, 2015; 27,635,158 and 27,277,939 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	28	27
Paid-in capital	272,830	272,070
Accumulated other comprehensive loss	(10)	(12)
Accumulated deficit	(192,189)	(196,159)
Total stockholders’ equity	80,659	75,926
Total liabilities and stockholders’ equity	$128,931	$124,143

See accompanying notes.

BIOTELEMETRY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues:
Healthcare	$41,149	$34,981
Research	5,393	5,428
Technology	2,098	3,026
Total revenues	48,640	43,435

Cost of revenues:
Healthcare	13,162	13,177
Research	3,255	2,953
Technology	1,596	2,082
Total cost of revenues	18,013	18,212

Gross profit	30,627	25,223

Operating expenses:
General and administrative	12,336	11,397
Sales and marketing	7,545	7,183
Bad debt expense	2,638	2,349
Research and development	1,786	1,965
Other charges	1,788	1,860
Total operating expenses	26,093	24,754

Income from operations	4,534	469
Interest and other loss, net	(423)	(390)

Income before income taxes	4,111	79
Provision for income taxes	(141)	(148)

Net income (loss)	$3,970	$(69)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	2	(11)
Comprehensive income (loss)	$3,972	$(80)

Net income (loss) per common share:
Basic	$0.15	$(0.00)
Diluted	$0.14	$(0.00)
Weighted average number of common shares outstanding:
Basic	27,370,825	26,934,707
Diluted	29,181,876	26,934,707

See accompanying notes.

BIOTELEMETRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net income (loss)	$3,970	$(69)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	2,638	2,349
Depreciation	2,587	2,052
Decrease in deferred rent	(34)	(14)
Deferred income tax expense	21	148
Stock-based compensation	1,178	1,120
Amortization of intangibles	679	900
Accretion of discount on debt	55	49
Changes in operating assets and liabilities:
Accounts receivable	(2,945)	(2,959)
Inventory	(487)	(456)
Prepaid expenses and other assets	108	322
Accounts payable	1,917	(1,198)
Accrued and other liabilities	(1,505)	(450)
Liability associated with the Civil Investigative Demand	—	(6,400)
Net cash provided by (used in) operating activities	8,182	(4,606)

Investing activities
Purchases of property and equipment and investment in internally developed software	(3,513)	(2,072)
Net cash used in investing activities	(3,513)	(2,072)

Financing activities
Payments related to the exercising of stock options and vesting of RSUs	(417)	(900)
Repayment of long-term debt	(313)	—
Principal payments on capital lease obligations	(84)	(136)
Net cash used in financing activities	(814)	(1,036)

Net increase (decrease) in cash and cash equivalents	$3,855	$(7,714)
Cash and cash equivalents - beginning of period	$18,986	$20,007
Cash and cash equivalents - end of period	$22,841	$12,293

Supplemental disclosure of cash flow information
Cash paid for interest	$342	$15
Cash paid for taxes	$13	$22

See accompanying notes.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

1.              Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows.  In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and necessary for a fair presentation of BioTelemetry, Inc.’s (“BioTelemetry,” “Company,” “we,” “our” or “us” ) financial position as of March 31, 2016 and December 31, 2015, the results of operations for the three months ended March 31, 2016 and 2015 and cash flows for the three months ended March 31, 2016 and 2015.  The financial data and other information disclosed in these notes to the financial statements related to the three months ended March 31, 2016 and 2015 are unaudited.  The results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for any future period.

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

The following table presents the calculation of basic net income (loss) per share:

	Three Months Ended March 31,
	2016	2015
	(Net income (loss) in thousands)
Numerator:
Net income (loss)	$3,970	$(69)
Denominator:
Weighted average shares used in computing basic net income (loss) per share	27,370,825	26,934,707
Potential dilutive common shares due to dilutive stock option and restricted stock units	1,811,051	—
Weighted average shares used in computing diluted net income (loss) per share	29,181,876	26,934,707
Net income (loss) per share:
Basic net income (loss) per share	$0.15	$(0.00)
Diluted net income (loss) per share	$0.14	$(0.00)

If the outstanding vested options or RSUs were exercised or converted into common stock, the result would be anti-dilutive for the three months ended March 31, 2015.  Accordingly, basic and diluted net loss per share are the same for the three months ended March 31, 2015.  Additionally, certain stock options, which are priced higher than the market price of our shares as of March 31, 2016, would be anti-dilutive and therefore have been excluded from the weighted average shares used in computing diluted net income (loss) per share. These options could become dilutive in future periods.

Fair Value of Financial Instruments

The fair value of financial instruments is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.  Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, other accounts receivable, accounts payable, short-term and long-term debt.  With the exception of the long-term debt, the carrying value of these financial instruments approximates their fair value because of their short-term nature (classified as Level 1).  For long-term debt, which is classified as Level 2, the fair value was determined to be $23,750 as of March 31, 2016. This is equal to the nominal value, which is the carrying value, exclusive of debt discount and deferred charges.  We did not have any Level 3 assets or liabilities for the periods ended March 31, 2016 and December 31, 2015.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand, demand deposits, liquid investments and money market funds with maturity from date of purchase of 90 days or less that are readily convertible into cash and have minimal interest rate risk.  Cash and cash equivalents are primarily held in U.S. financial institutions or in custodial accounts with U.S. financial institutions.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable related to the Healthcare segment are recorded at the time revenue is recognized, net of contractual allowances, and are presented on the balance sheet net of allowance for doubtful accounts.  The ultimate collection of accounts receivable may not be known for several months after services have been provided and billed.  We record an allowance for doubtful accounts based on the aging of receivables using historical company specific data.  The percentages and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods and analyses, including current and historical cash collections and the aging of receivables by payor.  Because of continuing changes in the healthcare industry and third party reimbursement, it is possible that our estimates of collectability could change, which could have a material impact on our operations and cash flows.

Other accounts receivable related to the Research and Technology segments are recorded at the time revenue is recognized, or when products are shipped or services are performed. We estimate the allowance for doubtful accounts on a specific account basis and consider several factors in our analysis, including customer specific information and aging of the account.

We write off receivables when the likelihood for collection is remote and when we believe collection efforts have been fully exhausted and we do not intend to devote additional resources in attempting to collect. We perform write-offs on a monthly basis.  In the Healthcare segment, we wrote off $2,046 and $1,575 of receivables for the three months ended March 31, 2016 and 2015, respectively.  The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts.  There were no material write-offs in the Research and Technology segments.  We recorded bad debt expense of $2,638 and $2,349, for the three months ended March 31, 2016 and 2015, respectively.

Equity Method Investments

We account for investments using the equity method of accounting if the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company’s ownership interest in the voting stock of the investee ranges between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment is recorded at cost in the consolidated balance sheets under Other assets and adjusted for dividends received and our share of the investee’s earnings or losses together with other-than-temporary impairments which are recorded through Interest and other loss, net in the consolidated statements of operations.

In December 2015, we acquired approximately 29% of the outstanding stock of Well Bridge Health, Inc. through the conversion of an outstanding note receivable and the related accrued interest.  The investment is accounted for under the equity method.  At the time of acquisition, the equity method basis difference of $891 was allocated to equity method goodwill.  As of March 31, 2016, $1,079 was recorded under Other assets for the investment.  For the three months ended March 31, 2016, no dividends were received and our share of the investee’s loss of $21 was recorded under Interest and other loss, net.

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

For the purpose of performing our goodwill impairment analysis, we consider our business to be comprised of three reporting units: Healthcare, Research and Technology.  We calculate the fair value of the reporting units utilizing a weighting of the income and market approaches.  The income approach is based on a discounted cash flow methodology that includes assumptions for, among other things, forecasted income, cash flow, growth rates, income tax rates, expected tax benefits and long-term discount rates, all of which require significant judgment.  The market approach utilizes our market data.  There are inherent uncertainties related to these factors and the judgment applied in the analysis.  We believe that the combination of an income and a market approach provides a reasonable basis to estimate the fair value of our reporting units.

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

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  The standard will revise accounting for share-based compensation arrangements, including the income tax impact and classification on the statement of cash flows.  The standard is effective for annual and interim periods beginning after December 15, 2016.  Early adoption is permitted.  We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 Leases.  The standard will require lessees to recognize most leases on their balance sheets and makes selected changes to lessor accounting.  The standard is effective for annual and interim reporting periods beginning after December 15, 2018.  A modified retrospective transition approach is required, with certain practical expedients available.  We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory.  The standard will require inventory to be measured at the lower of cost or net realizable value.  The guidance will not apply to inventories for which cost is determined using the last-in, first-out method or the retail inventory method.  The standard is effective for annual and interim reporting periods beginning after December 15, 2016.  Early adoption is permitted.  We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

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

2.              Inventory

Inventory consists of the following:

	March 31, 2016	December 31, 2015
Raw materials	$2,479	$2,115
Finished goods	386	263
Total inventories	$2,865	$2,378

Inventories, which include purchased parts, materials, direct labor and applied manufacturing overhead, are stated at the lower of cost or net realizable value, with cost determined by use of the first-in, first-out method.

3.              Other Charges

We account for expenses associated with exit or disposal activities in accordance with ASC 420, Exit or Disposal Cost Obligations, and record the expenses in “Other charges” in our statement of operations and record the related accrual in the “Accrued liabilities” line on our balance sheet. These costs are primarily disclosed as Severance and employee related costs below.

We account for expenses associated with integration and certain litigation as Other Charges as incurred. These costs are primarily disclosed as Legal fees and Professional fees below.  These expenses were primarily a result of legal fees related to patent litigation and activities surrounding our acquisitions.  A summary of these expenses is as follows:

	Three Months Ended March 31,
	2016	2015
Legal fees	$1,369	$1,628
Professional fees	168	12
Severance and employee related costs	251	220
Total	$1,788	$1,860

4.              Stockholders’ Equity

Stock-Based Compensation

Stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”) and performance stock options (“PSOs”) are granted under the BioTelemetry, Inc. 2008 Equity Incentive Plan (“EIP”).  In January 2016, the number of shares available for grant was increased by 1,091,118 shares, per the EIP documents.  At March 31, 2016, approximately 2,826,773 shares remain available for purchase under the EIP.  We recognized $1,178 and $1,120 of stock-based compensation expense for the three months ended March 31, 2016 and 2015, respectively.

Stock option, RSU and PSU activity is summarized as follows:

	Stock Options		Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Stock outstanding as of December 31, 2015	3,420,519	$6.69	690,936	$6.85	265,990	$8.68
Granted	282,270	9.67	177,212	9.87	—	—
Cancelled/Forfeited	(19,422)	8.38	(7,405)	9.57	—	—
Exercised/Vested	(125,650)	3.37	(271,793)	2.87	—	—
Stock outstanding as of March 31, 2016	3,557,717	$7.04	588,950	$9.57	265,990	$8.68

Stock compensation expense is only recognized for outstanding PSUs where the performance conditions are deemed probable for achievement.  For PSUs deemed probable for achievement, stock compensation expense is recognized ratably over the expected vesting period.  For the three months ended March 31, 2016 we incurred PSU expenses of $89.  No PSU expense was recorded for the three months ended March 31, 2015.

In 2015, 200,000 PSOs were granted.  There were no forfeitures or vesting of PSOs during the three months ended March 31, 2016.  Stock compensation expense will only be recognized once the performance conditions of the outstanding PSOs have been met.  Through March 31, 2016, no stock compensation expense has been recognized related to the PSOs.

Employee Stock Purchase Plan

In the three months ended March 31, 2016, 77,698 shares were purchased in accordance with the Employee Stock Purchase Plan (“ESPP”).  Net proceeds from the issuance of shares of common stock under the ESPP for the three months ended March 31, 2016 were $232.  In January 2016, the number of shares available for grant was increased by 272,779 shares, per the ESPP documents.  At March 31, 2016, approximately 698,366 shares remain available for purchase under the ESPP.

5.              Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur.  We review and update our estimated annual effective tax rate each quarter.  At March 31, 2016, our estimated annual effective tax rate was 3.42%.  Income tax expense of $141 was recorded for the three months ended March 31, 2016, primarily due to Alternative Minimum Tax (“AMT”) levied on current year taxable income net of allowable AMT net operating loss carryovers.  At March 31, 2015, our estimated annual effective tax rate was 7.10%.  We recorded a tax provision of $148 for the three months ended March 31, 2015, which includes a discrete charge of $117 related to a deferred tax liability recorded for indefinite lived intangibles.

As of March 31, 2016, in accordance with ASC 740, we maintained a full valuation allowance against net deferred tax assets, with the exception of the deferred tax liability recorded for indefinite lived intangibles.  We will continue to maintain a full valuation allowance until such time we can reasonably estimate the probability of realizing a benefit from the deferred tax assets.

6.              Credit Agreement

On December 30, 2014, we entered into a Credit Agreement with Healthcare Financial Solutions, LLC, (“HFS”), previously The General Electric Capital Corporation (“GE Capital”), as agent for the lenders (“Lenders”), and as a Lender and swingline lender. Pursuant to the Credit Agreement, the Lenders agreed to make loans to us as follows; (i) Term Loans in an amount of $25,000 as of the closing date with an uncommitted ability to increase such Term Loans up to an amount not to exceed $10,000, and (ii) Revolving Loans up to $15,000, which remain undrawn as of March 31, 2016.  The loan is recorded on our balance sheet as of March 31, 2016 in the amount of $22,936, which is net of a debt discount of $744 related to fees paid to HFS and deferred charges of $70.

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

The Credit Agreement contains affirmative and financial covenants regarding the operations of our business and certain negative covenants that, among other things, limit our ability to incur additional indebtedness, grant certain liens, make certain investments, merge or consolidate, make certain restricted payments and engage in certain asset dispositions, including a sale of all, or substantially all, of our property.  As of March 31, 2016, we were in compliance with all covenants.

7.              Segment Information

We operate under three segments: Healthcare, Research and Technology.  The Healthcare segment is focused on the diagnosis and monitoring of cardiac arrhythmias or heart rhythm disorders with our comprehensive suite of cardiac monitoring solutions in a healthcare setting.  Our Research segment is engaged in central core laboratory services providing cardiac monitoring, imaging, scientific consulting and data management services for drug and medical device trials. The Technology segment focuses on the development, manufacturing, testing and marketing of medical devices to medical companies, clinics and hospitals.  Intercompany revenue relating to the manufacturing of devices by the Technology segment for the other segments is included on the intersegment revenue line.

Expenses that can be specifically identified with a segment have been included as deductions in determining pre-tax segment income.  Any remaining expenses, including research and development costs incurred by the Technology segment for the benefit of the other segments, as well as the elimination of costs associated with intercompany revenue are included in Corporate and Other.  Also included in Corporate and Other is net interest expense and other financing expenses as well as the loss from equity method investments.  We do not allocate assets to the individual segments.

For the three months ended:

	Healthcare	Research	Technology	Corporate and Other	Consolidated
March 31, 2016
Revenues	$41,149	$5,393	$2,098	—	$48,640
Intersegment revenues	—	—	3,392	(3,392)	—
Income (loss) before income taxes	14,200	18	946	(11,053)	4,111
Depreciation and amortization	2,481	804	50	(69)	3,266
Capital expenditures	2,690	809	14	—	3,513

	Healthcare	Research	Technology	Corporate and Other	Consolidated
March 31, 2015
Revenues	$34,981	$5,428	$3,026	—	$43,435
Intersegment revenues	—	—	991	(991)	—
Income (loss) before income taxes	8,889	377	913	(10,100)	79
Depreciation and amortization	1,809	908	94	141	2,952
Capital expenditures	1,148	856	68	—	2,072

8.              Subsequent Events

On April 1, 2016, we acquired the assets of the ePatch division of DELTA Danish Electronics, Light and Acoustics (“DELTA”), inclusive of all products and indications currently under development by the ePatch division.  The transaction consisted of upfront consideration of $3.0 million in cash and $3.0 million in BioTelemetry restricted stock with the potential for an additional performance-based earn-out of up to $3.0 million in cash.

On March 25, 2016, we entered into a definitive agreement to acquire VirtualScopics, Inc. (“VirtualScopics”), a provider of clinical trial imaging solutions and announced our intention to make a tender offer.  On April 8, 2016, we commenced the all cash tender offer for all outstanding common and preferred shares of VirtualScopics.  In the tender offer, we offered investors $4.05 per share for VirtualScopics’ common stock, $336.30 per share for VirtualScopics’ Series A and Series B Convertible Preferred Stock and $920.00 per share for VirtualScopics’ Series C-1 Convertible Preferred Stock.  The total purchase consideration is approximately $15.5 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015, and in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements.  This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties.  Our actual results and the timing of certain events could differ materially from those contained in these forward-looking statements due to a number of factors, including, but not limited to, those set forth herein and elsewhere in this report and in our other filings with the Securities and Exchange Commission.  See the “Forward-Looking Statements” section at the beginning of this report.

Company Background

We provide cardiac monitoring services, cardiac monitoring device manufacturing and centralized core laboratory services.  We operate under three reportable segments: Healthcare, Research  and Technology.  The Healthcare segment is focused on the diagnosis and monitoring of cardiac arrhythmias, or heart rhythm disorders. We offer cardiologists and electrophysiologists with a full spectrum of solutions which provides them with a single source of cardiac monitoring services.  These services range from the differentiated Mobile Cardiac Telemetry (“MCT”) service marketed as Mobile Cardiac Outpatient TelemetryTM (“MCOTTM”) or External Cardiac Ambulatory Telemetry (“ECAT”), to wireless and trans telephonic event, Holter, Pacemaker and International Normalized Ratio (“INR”) monitoring.  The Research segment is engaged in central core laboratory services providing cardiac monitoring, imaging, scientific consulting and data management services for pharmaceutical and medical device clinical trials.  The Technology segment focuses on the development, manufacturing, testing and marketing of medical devices to medical companies, clinics and hospitals.

Revenue Recognition

Healthcare

Healthcare revenue includes revenue from MCT, wireless and trans telephonic event, Holter, Pacemaker and INR monitoring services.  We receive a significant portion of our revenue from third party commercial insurance organizations and governmental entities.  We also receive reimbursement directly from patients through co-pays and self-pay arrangements.  Billings for services reimbursed by contracted third party payors, including Medicare, are recorded as revenue net of contractual allowances.  Adjustments to the estimated receipts, based on final settlement with the third party payors, are recorded upon settlement.  If we do not have sufficient historical information regarding collectability from a given payor to support revenue recognition at the time of service, revenue is recognized when cash is received.  Unearned amounts are appropriately deferred until the service has been completed.  For the three months ended March 31, 2016 and 2015, revenue from Medicare as a percentage of our Healthcare revenue was 41.7% and 41.3%, respectively.

Research

Research revenue includes revenue for core laboratory services, including cardiac monitoring, imaging, scientific consulting and data management services.  Our Research revenues are provided on a fee for service basis, and revenue is recognized as the related services are performed.  We also provide consulting services on a time and materials basis and this revenue is recognized as the services are performed.  Our site support revenue, consisting of equipment rentals and sales along with related supplies and logistics management, are recognized at the time of sale or over the rental period.  Under a typical contract, customers pay us a portion of our fee for these services upon contract execution as an upfront deposit, some of which is typically nonrefundable upon contract termination.  Unearned revenues, including upfront deposits, are deferred, and then recognized as the services are performed.

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

Technology

Technology revenue includes revenue received from the sale of products, product repairs and supplies to medical companies, clinics and hospitals.  Our Technology revenue is recognized when shipped, or as service is completed.

Reimbursement — Healthcare

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable related to the Healthcare segment are recorded at the time revenue is recognized, net of contractual allowances, and are presented on the balance sheet net of allowance for doubtful accounts.  The ultimate collection of accounts receivable may not be known for several months after services have been provided and billed.  We record an allowance for doubtful accounts based on the aging of receivables using company specific historical data.  The percentages and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods and analyses, including current and historical cash collections and the aging of receivables by payor.  Because of continuing changes in the healthcare industry and third party reimbursement, it is possible that our estimates of collectability could change, which could have a material impact on our operations and cash flows.

Other accounts receivable related to the Research and Technology segments are recorded at the time revenue is recognized, or when products are shipped or services are performed.  We estimate the allowance for doubtful accounts on a specific account basis and consider several factors in our analysis, including customer specific information and the aging of the account.

We write off receivables when the likelihood for collection is remote and when we believe collection efforts have been fully exhausted and we do not intend to devote additional resources in attempting to collect. We perform write-offs on a monthly basis.  In the Healthcare segment, we wrote off $2.0 million and $1.6 million of receivables for the three months ended March 31, 2016 and 2015, respectively.  The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts.  There were no material write-offs in the Research and Technology segments.  We recorded bad debt expense of $2.6 million and $2.3 million, for the three months ended March 31, 2016 and 2015, respectively.

Other Charges

Other charges are related to litigation, strategic acquisitions, cost reduction programs and reorganizations, as well as other costs that are not considered part of our ongoing business operations.

Results of Operations

Three Months Ended March 31, 2016 and 2015

Revenue.   Total revenue for the three months ended March 31, 2016 was $48.6 million compared to $43.4 million for the three months ended March 31, 2015, an increase of $5.2 million, or 12.0%.  Healthcare revenue increased $6.1 million due to increased patient volumes as well as higher MCT Medicare pricing.  Research revenue was essentially flat.  Technology revenues decreased $0.9 million due to lower sales volume resulting from customers delaying purchases as they await the release of upgraded devices.

Gross Profit.   Gross profit increased to $30.6 million for the three months ended March 31, 2016 from $25.2 million for the three months ended March 31, 2015, an increase of $5.4 million, or 21.4%.  Gross profit as a percentage of revenue was 63.0% for the three months ended March 31, 2016 compared to 58.1% for the three months ended March 31, 2015.  The increase in gross margin percentage was due to higher MCT Medicare pricing as well as monitoring center efficiencies and reduced costs related to shipping and device monitoring.

General and Administrative Expense.   General and administrative expense was $12.3 million for the three months ended March 31, 2016 compared to $11.4 million for the three months ended March 31, 2015.  The increase of $0.9 million, or 8.2%, was due to an increase in employee related expenses.  As a percent of total revenue, general and administrative expense was 25.4% for the three months ended March 31, 2016 compared to 26.2% for the three months ended March 31, 2015.

Sales and Marketing Expense.   Sales and marketing expense was $7.5 million for the three months ended March 31, 2016 compared to $7.2 million for the three months ended March 31, 2015.  The increase of $0.3 million, or 5.0%, was primarily due to a $0.2 million increase in trade show and meeting expenses and a $0.1 million increase in employee related expenses.  As a percent of total revenue, sales and marketing expense was 15.5% for the three months ended March 31, 2016 compared to 16.5% for the three months ended March 31, 2015.

Bad Debt Expense.   Bad debt expense was $2.6 million for the three months ended March 31, 2016 compared to $2.3 million for the three months ended March 31, 2015.  The increase of $0.3 million, or 12.3%, was due to the timing of revenue and collections.  As a percentage of total revenue, bad debt expense was 5.4% for both the three months ended March 31, 2016 and the three months ended March 31, 2015.  Substantially all of our bad debt expense relates to the Healthcare segment.  Bad debt expense in the Research and Technology segments was minimal and is recorded on a specific account basis.

Research and Development Expense.   Research and development expense was $1.8 million for the three months ended March 31, 2016 compared to $2.0 million for the three months ended March 31, 2015.  The decrease of $0.2 million, or 9.1%, was due to lower consulting expenses related to our next generation device.  As a percent of total revenue, research and development expense was 3.7% for the three months ended March 31, 2016 compared to 4.5% for the three months ended March 31, 2015.

Other Charges.   During the three months ended March 31, 2016, we incurred $1.8 million of other charges primarily related to legal fees for patent litigation as well as professional services related to acquisitions expected to close in the second quarter.  For the three months ended March 31, 2016, other charges were 3.7% of total revenue.

During the three months ended March 31, 2015, we incurred $1.9 million of other charges.  Legal expense of $1.6 million was primarily related to patent litigation.  The severance and employee related costs of $0.2 million were associated with integration activities surrounding our acquisitions.  For the three months ended March 31, 2015, other charges were 4.3% of total revenue.

Interest and Other Loss, net.   Interest and other loss, net was $0.4 million for the three months ended March 31, 2016 and for the three months ended March 31, 2015.

Income Taxes.   At March 31, 2016, our estimated annual effective tax rate was a provision of 3.42 % and we had income tax expense of $0.1 million for the three months ended March 31, 2016.  At March 31, 2015, our estimated annual effective tax rate was a provision of 7.10% and $0.1 million of income tax expense was recorded for the three months ended March 31, 2015.

Net Income (Loss).   We recognized net income of $4.0 million for the three months ended March 31, 2016 compared to a net loss of $0.1 million for the three months ended March 31, 2015.

Liquidity and Capital Resources

Our Annual Report on Form 10-K for the year ended December 31, 2015 includes a detailed discussion of our liquidity, contractual obligations and commitments.  The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

As of March 31, 2016, our principal source of liquidity was cash and cash equivalents of $22.8 million and net accounts receivable of $24.5 million.  We had working capital of $27.5 million as of March 31, 2016.

We generated $8.2 million of cash from operations for the three months ended March 31, 2016.  Our ongoing operations during this period resulted in net income of $4.0 million, which included $7.1 million of non-cash items primarily related to bad debt, depreciation, amortization and stock compensation expense.  These items were partially offset by $2.9 million of cash used for working capital.

In addition, we used $3.5 million of cash for capital purchases primarily related to medical devices in the Healthcare and Research segments for use in our ongoing operations and an investment in internally developed software for the three months ended March 31, 2016.

In December 2014, we entered into a $25.0 million term loan and $15.0 revolving credit facility with Healthcare Financial Solutions, LLC, (“HFS”), previously The General Electric Capital Corporation (“GE Capital”) of which $17.4 million was used to repay the outstanding balances of existing loans.  Net proceeds of $6.2 million, after debt extinguishment, financing and closing fees and interest expense, were used to fund the settlement with the Department of Justice.  As of March 31, 2016, our revolving credit facility was undrawn.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our cash balance as of March 31, 2016 was $22.8 million.  We do not invest in any trading securities, nor do we use derivative financial instruments.

At March 31, 2016, we had $22.9 million of variable rate debt, exclusive of debt discounts and deferred charges, based off of LIBOR rates.  A change in LIBOR rates would result in an incremental change in interest expense.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016 to ensure that information required to be disclosed in these reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CardioNet v. Mednet and MedTel et al.

On May 8, 2012, CardioNet filed suit against Mednet Healthcare Technologies, Inc., MedTel 24, Inc. et al. for patent infringement related to the Heartrak ECAT device and monitoring services.  This litigation concluded on January 31, 2014, when the Court entered a Consent Judgment declaring the patents in question infringed by the defendants’ making, using, offering to sell or selling the ECAT device and monitoring services. Under the terms of the Consent Judgment, MedTel 24 agreed to cease its activities with respect to the ECAT after one year, and to deliver to CardioNet all ECAT-related hardware, software, and documentation.  Medtel 24 did not comply.  On October 2, 2015, the Court issued an Order finding MedTel 24 in contempt of the Consent Judgment. MedTel 24 was ordered to return, within 21 days of the Order, all of the ECAT materials it improperly retained in violation of the Consent Judgment. MedTel complied with the order.  In separate Orders issued November and December 2015, and February 2016, the Court ordered MedTel 24 to pay CardioNet’s lost profits and expenses totaling $848,000 as well as attorney fees in the amount of $975,000.

On February 17, 2016, the United States Court of Appeals for the Federal Circuit dismissed all of MedTel 24’s appeals.

On March 21, 2016, the American Arbitration Association terminated MedTel 24’s arbitration.

While we intend to vigorously pursue collection, there can be no assurance as to whether MedTel 24 will be able to satisfy the amounts covered by the awards, and therefore no amount has been recorded.

CardioNet v. InfoBionic

On May 8, 2015, CardioNet, LLC and Braemar Manufacturing, LLC (collectively, “CardioNet”) filed a patent infringement lawsuit against InfoBionic, Inc in the United States District Court for the District of Massachusetts.  CardioNet asserts that InfoBionic’s MoMe™ Kardia System infringes four of CardioNet’s U.S. Patents relating to the collection and reporting of data. CardioNet seeks an injunction and enhanced damages for willful infringement because InfoBionic had prior knowledge of the asserted patents. In response to CardioNet’s infringement assertion, in August 2015, InfoBionic filed petitions at the U.S. Patent and Trademark Office for Inter Partes review (“IPR”) of the four asserted patents and filed motions with the District Court to dismiss or stay the lawsuit. The District Court denied InfoBionic’s motions.

On March 23, 2016, the District Court granted leave for CardioNet to assert two additional U.S. Patents against InfoBionic’s MoMe™ Kardia System, and to add trade secret misappropriation, unfair competition, and tortuous interference with contractual relations claims against InfoBionic for its copying of CardioNet’s source code and misappropriation of other technical and confidential information. The parties have filed their first round of claim construction briefs.  Fact discovery is set to close on October 14, 2016.  InfoBionic’s accused products include those approved by the FDA.

CardioNet is vigorously pursuing its claims against InfoBionic in district court and defending the validity of our patent portfolio.

Item 1A.  Risk Factors

In evaluating an investment in BioTelemetry common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2015, as well as the information contained in this Quarterly Report and other reports and registration statements filed by us with the SEC.

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

BIOTELEMETRY, INC.

Date: April 26, 2016	By:	/s/ Heather C. Getz
Heather C. Getz, CPA
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and authorized officer of the Registrant)