Form 10-Q
period 2016-06-30
BioTelemetry, Inc.
filed 2016-08-03
CIK 1574774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 26, 2016, 28,025,489 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

BIOTELEMETRY, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2016

Unless the context otherwise indicates or requires, the terms “we,” “our,” “us,” “BioTelemetry” and the “Company,” as used in this Form 10-Q, refer to BioTelemetry, Inc. and its directly and indirectly owned subsidiaries as a combined entity, except where otherwise stated or where it is clear through the context that the terms refer only to BioTelemetry, Inc. exclusive of its subsidiaries or a specific subsidiary of BioTelemetry, Inc.

FORWARD-LOOKING STATEMENTS

This document includes certain forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995 regarding, among other things, our growth prospects, the prospects of our products and our confidence in our future.  These statements may be identified by words such as “expect,” “anticipate,” “estimate,” “intend,” “plan,” “believe,” “promises” and other words and terms of similar meaning.  Examples of forward-looking statements include statements we make regarding our ability to increase demand for our products and services, to leverage our Mobile Cardiac Outpatient TelemetryTM (“MCOTTM”) platform to expand into new markets, our market share, our expectations regarding revenue trends in our segments and the achievement of cost efficiencies through process improvement and gross margin improvements.  Such forward looking statements are based on current expectations and involve inherent risks and uncertainties, including important factors that could delay, divert or change any of these expectations, and could cause actual outcomes and results to differ materially from current expectations.  These factors include, among other things:

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

BIOTELEMETRY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	June 30, 2016	December 31, 2015

ASSETS

Current assets:
Cash and cash equivalents	$25,443	$18,986
Accounts receivable, net of allowance for doubtful accounts of $12,497 and $11,185, at June 30, 2016 and December 31, 2015, respectively	15,325	15,179
Other accounts receivable, net of allowance for doubtful accounts of $291 and $416, at June 30, 2016 and December 31, 2015, respectively	13,094	8,997
Inventory	3,471	2,378
Prepaid expenses and other current assets	1,668	1,505
Total current assets	59,001	47,045
Property and equipment, net	26,282	25,554
Intangible assets, net	32,232	19,981
Goodwill	37,205	29,831
Other assets	1,470	1,732
Total assets	$156,190	$124,143

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,610	$8,496
Accrued liabilities	12,755	11,230
Current portion of capital lease obligations	269	287
Current portion of long-term debt	1,317	1,250
Deferred revenue	3,609	2,625
Total current liabilities	28,560	23,888

Deferred tax liability	1,278	1,233
Long-term capital lease obligations	157	101
Long-term debt	36,014	21,944
Other liabilities	1,683	1,051
Total liabilities	67,692	48,217

Stockholders’ equity:
Common stock—$.001 par value as of June 30, 2016 and December 31, 2015; 200,000,000 shares authorized as of June 30, 2016 and December 31, 2015; 28,025,489 and 27,277,939 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	28	27
Paid-in capital	276,484	272,070
Accumulated other comprehensive loss	(160)	(12)
Accumulated deficit	(187,854)	(196,159)
Total stockholders’ equity	88,498	75,926
Total liabilities and stockholders’ equity	$156,190	$124,143

See accompanying notes.

BIOTELEMETRY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Healthcare	$42,165	$36,255	$83,314	$71,236
Research	7,896	5,441	13,289	10,869
Technology	2,619	3,116	4,717	6,142
Total revenues	52,680	44,812	101,320	88,247

Cost of revenues:
Healthcare	13,470	12,808	26,632	25,985
Research	4,447	3,233	7,702	6,186
Technology	1,842	2,038	3,438	4,120
Total cost of revenues	19,759	18,079	37,772	36,291

Gross profit	32,921	26,733	63,548	51,956

Operating expenses:
General and administrative	14,388	12,206	26,724	23,603
Sales and marketing	7,124	6,926	14,669	14,109
Bad debt expense	2,664	2,175	5,302	4,524
Research and development	1,965	1,631	3,751	3,596
Other charges	1,659	1,210	3,447	3,070
Total operating expenses	27,800	24,148	53,893	48,902

Income from operations	5,121	2,585	9,655	3,054
Interest and other loss, net	(633)	(439)	(1,056)	(829)

Income before income taxes	4,488	2,146	8,599	2,225
(Provision for) benefit from income taxes	(153)	25	(294)	(123)

Net income	$4,335	$2,171	$8,305	$2,102
Other comprehensive income:
Foreign currency translation (loss) gain	(150)	2	(148)	(9)
Comprehensive income	$4,185	$2,173	$8,157	$2,093

Net income per common share:
Basic	$0.16	$0.08	$0.30	$0.08
Diluted	$0.14	$0.08	$0.28	$0.07
Weighted average number of common shares outstanding:
Basic	27,960,776	27,071,839	27,665,800	27,003,273
Diluted	30,056,717	28,918,106	29,619,296	28,873,089

See accompanying notes.

BIOTELEMETRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$8,305	$2,102
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	5,302	4,524
Depreciation	5,257	4,074
Non-cash lease expense	27	18
Deferred income tax expense	45	123
Stock-based compensation	2,619	2,182
Amortization of intangibles	1,673	1,885
Accretion of discount on debt	109	99
Changes in operating assets and liabilities:
Accounts and other receivables	(5,866)	(4,015)
Inventory	(786)	(640)
Prepaid expenses and other assets	505	668
Accounts payable	1,789	(1,232)
Accrued and other liabilities	(1,453)	(399)
Liability associated with the Civil Investigative Demand	—	(6,400)
Net cash provided by operating activities	17,526	2,989

INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(17,970)	—
Purchases of property and equipment and investment in internally developed software	(5,692)	(6,669)
Net cash used in investing activities	(23,662)	(6,669)

FINANCING ACTIVITIES
Payments related to the exercising of stock options and vesting of RSUs and PSUs	(1,089)	(935)
Borrowings under revolving loans	14,500	—
Principal payments on long-term debt	(635)	(313)
Principal payments on capital lease obligations	(183)	(276)
Net cash provided by (used in) financing activities	12,593	(1,524)

Net increase (decrease) in cash and cash equivalents	6,457	(5,204)
Cash and cash equivalents - beginning of period	18,986	20,007
Cash and cash equivalents - end of period	$25,443	$14,803

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$654	$359
Cash paid for taxes	$132	$161

See accompanying notes.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

1.              Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows.  In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and necessary for a fair presentation of BioTelemetry, Inc.’s (“BioTelemetry,” “Company,” “we,” “our” or “us” ) financial position as of June 30, 2016 and December 31, 2015, the results of operations for the three months and six months ended June 30, 2016 and 2015 and cash flows for the six months ended June 30, 2016 and 2015.  The financial data and other information disclosed in these notes to the consolidated financial statements related to the three and six months ended June 30, 2016 and 2015 are unaudited.  The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for any future period.

Net Income Per Share

We compute net income per share in accordance with Accounting Standards Codification (“ASC”) 260, Earnings Per Share.  Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed by giving effect to all potential dilutive common shares, including stock options and restricted stock units.

The following table presents the calculation of basic net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Net income in thousands)
Numerator:
Net income	$4,335	$2,171	$8,305	$2,102
Denominator:
Weighted average shares used in computing basic net income per share	27,960,776	27,071,839	27,665,800	27,003,273
Potential dilutive common shares due to dilutive stock option and restricted stock units	2,095,941	1,846,267	1,953,496	1,869,816
Weighted average shares used in computing diluted net income per share	30,056,717	28,918,106	29,619,296	28,873,089
Net income per share:
Basic net income per share	$0.16	$0.08	$0.30	$0.08
Diluted net income per share	$0.14	$0.08	$0.28	$0.07

Certain stock options, which are priced higher than the market price of our shares as of June 30, 2016 and 2015, would be anti-dilutive and therefore have been excluded from the weighted average shares used in computing diluted net income per share. These options could become dilutive in future periods.

Fair Value of Financial Instruments

The fair value of financial instruments is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.  We have financial instruments falling into all three levels of the fair value hierarchy.  Our Level 1 financial instruments consist primarily of cash and cash equivalents, accounts receivable, other accounts receivable and accounts payable.  The carrying value of these financial instruments approximates their fair value because of their short-term nature.  Long-term debt, which is given a Level 2 classification within the fair value hierarchy, was determined to have a fair value of $38,091 as of June 30, 2016. This is equal to the nominal value, which is the carrying value, exclusive of debt discount and deferred charges.

The fair value of contingent consideration, which is a Level 3 fair value instrument, is measured on a recurring basis using unobservable inputs such as projected payment dates, probabilities of meeting specified milestones and other such variables resulting in payment amounts which are discounted back to present value using a probability-weighted discounted cash flow model.

In addition to our recurring fair value measurements, we have assets acquired in connection with business combinations, which are recorded at fair value on the acquisition date using a discounted cash flow model, which is a Level 3 classification.  This valuation technique requires the Company to make certain assumptions, including, but not limited to, future operating performance and cash flows, royalty rates and other such variables which are discounted to present value using a discount rate that reflects the risk factors associated with future operating cash flow of the acquired business, the characteristics of the assets acquired and liabilities assumed and the experience of the acquired business.

Equity Method Investments

We account for investments using the equity method of accounting if the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company’s ownership interest in the voting stock of the investee ranges between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment is recorded at cost in the consolidated balance sheets as a component of other assets and is periodically adjusted for capital contributions, dividends received and our share of the investee’s earnings or losses together with other-than-temporary impairments which are recorded as a component of interest and other loss, net in the consolidated statements of operations.

In December 2015, we acquired approximately 29% of the outstanding stock of Well Bridge Health, Inc. (“WellBridge”) through the conversion of an outstanding note receivable and the related accrued interest.  The investment is accounted for under the equity method.  At the time of the acquisition, the equity method basis difference of $891 was allocated to equity method goodwill.  As of June 30, 2016, our investment in WellBridge amounted to $985.  For the three and six months ended June 30, 2016, no capital contributions were made, nor were any dividends received.  Our share of the investee’s loss for the three and six months ended June 30, 2016 was $93 and $114, respectively.

Goodwill and Acquired Intangible Assets

Goodwill is the excess of the purchase price of an acquired business over the amounts assigned to the assets acquired and liabilities assumed in a business combination.  In accordance with ASC 350, Intangibles — Goodwill and Other (“ASC 350”), goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists.  The provisions of ASC 350 require that we perform a two-step impairment test.  In the first step, we compare the fair value of our reporting units to the carrying value of the reporting units.  If the carrying value of the net assets assigned to the reporting units exceeds the fair value of the reporting units, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting units’ goodwill.  If the carrying value of the reporting units’ goodwill exceeds the implied fair value, an impairment loss equal to the difference is recorded.

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

Acquired intangible assets are recorded at fair value on the acquisition date. The estimated fair values and useful lives of intangible assets are determined by assessing many factors including estimates of future operating performance and cash flow of the acquired business, the characteristics of the intangible assets acquired and the experience of the acquired business. Independent appraisal firms may assist with the valuation of acquired assets. The impairment test for indefinite-lived intangible assets other than goodwill consists of a comparison of the fair value of the indefinite-lived intangible asset to the carrying value of the asset.

Recent Accounting Pronouncements Not Yet Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Account Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting.  The standard will revise accounting for share-based compensation arrangements, including the income tax impact and classification on the statement of cash flows.  The standard is effective for annual and interim periods beginning after December 15, 2016.  Early adoption is permitted.  We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases.  The standard will require lessees to recognize most leases on their balance sheet and makes selected changes to lessor accounting.  The standard is effective for annual and interim reporting periods beginning after December 15, 2018.  A modified retrospective transition approach is required, with certain practical expedients available.  We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which has been updated through several revisions and clarifications since its original issuance.  The standard will require revenue recognized to represent the transfer of promised goods or services to customers in an amount that reflects the consideration in which a company expects to receive in exchange for those goods or services.  The standard also requires new, expanded disclosures regarding revenue recognition.  The standard will be effective January 1, 2018 with early adoption permissible beginning January 1, 2017.  We are currently evaluating the transition method we will elect and the impact the adoption of this standard will have on our consolidated financial statements.

2. Acquisitions

VirtualScopics, Inc.

On March 25, 2016, the Company, through its wholly-owned subsidiary BioTelemetry Research Acquisition Corporation, entered into a definitive Agreement and Plan of Merger with VirtualScopics, Inc. (“VirtualScopics”), a leading provider of clinical trial imaging solutions.  Under the terms of the Merger Agreement, the Company commenced a Tender Offer to purchase:  (i) any and all outstanding shares of VirtualScopics’ $0.001 par value common stock for $4.05 per share; (ii) any and all outstanding shares of VirtualScopics’ $0.001 par value Series A and Series B Convertible Preferred Stock for $336.30 per share; and (iii) any and all outstanding shares of VirtualScopics’ $0.001 par value Series C-1 Convertible Preferred Stock for $920.00 per share.  The all cash Tender Offer commenced on April 8, 2016 and ended on May 9, 2016.  The Company completed the acquisition of VirtualScopics on May 11, 2016.  The total consideration paid at closing amounted to $14,970, net of cash acquired of $849.

The acquisition of VirtualScopics expands the Company’s existing clinical research offerings and gives the Company further access to established customer relationships.  We accounted for the transaction as a business combination, and as such, all assets acquired and liabilities assumed were recorded at their estimated fair values.  The excess of the consideration paid over the fair value of the net assets acquired has been recognized as goodwill, which represents the expected future benefits arising from the assembled workforce and other synergies attributable to cost savings opportunities.  The Company recognized $4,633 of goodwill as a result of the acquisition, all of which has been assigned to the Research segment.  We do not expect that any of this goodwill will be deductible for tax purposes.

The amounts below represent our preliminary fair value estimates as of June 30, 2016 and are subject to subsequent adjustment as additional information is obtained during the applicable measurement period.  The primary areas of these preliminary estimates that are not yet finalized relate to certain tangible assets acquired and liabilities assumed, as well as the identifiable intangible assets.  The Company expects to finalize all accounting for the acquisition of VirtualScopics within one year of the acquisition date.

The total consideration and related allocation for VirtualScopics is summarized as follows:

		Weighted
		Average Life
	Amount	(Years)
Fair value of assets acquired:
Cash and cash equivalents	$849
Other accounts receivable	3,679
Inventory	111
Prepaid expenses and other current assets	396
Property and equipment	524
Other assets	10

Identifiable intangible assets:
Customer relationships	5,100	12
Technology	1,900	10
Backlog	3,100	4
Total identifiable intangible assets	10,100
Total assets acquired	15,669

Fair value of liabilities assumed:
Accounts payable	325
Accrued liabilities	3,074
Current portion of capital lease obligations	59
Current portion of long-term debt	66
Deferred revenue	700
Long-term capital lease obligations	162
Long-term debt	97
Total liabilities assumed	4,483
Total identifiable net assets	11,186
Goodwill	4,633
Net assets acquired	$15,819

For the period from May 11, 2016 to June 30, 2016, VirtualScopics contributed net revenues of $2,589 and net income of $166 to our consolidated results of operations.

The following unaudited pro forma financial information has been prepared using historical financial results of the Company and VirtualScopics as if the acquisition had occurred as of January 1, 2015.  Certain adjustments related to the elimination of transaction costs and acquisition related indebtedness, as well as the addition of depreciation and amortization related to fair value adjustments on the tangible and identifiable intangible assets acquired, have been reflected for the purposes of the unaudited pro forma financial information presented below.  No adjustments for synergies or certain other expected benefits of the acquisition have been included.  We believe the assumptions used in preparing the unaudited pro forma financial information are reasonable, but not necessarily indicative of actual results should the acquisitions have occurred on January 1, 2015.

Pro forma financial information for the periods presented is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$54,762	$47,832	$107,258	$94,081
Net income	$5,021	$1,847	$9,643	$1,541
Net income per common share:
Basic	$0.18	$0.07	$0.35	$0.06
Diluted	$0.17	$0.06	$0.33	$0.05
Weighted average number of common shares outstanding:
Basic	27,960,776	27,071,839	27,665,800	27,003,273
Diluted	30,056,717	28,918,106	29,619,296	28,873,089

ePatch Division of DELTA Danish Electronics, Light, and Acoustics

On April 1, 2016, the Company, through its wholly-owned subsidiary BioTelemetry Technology ApS, entered into an Asset Purchase Agreement (“APA”) with DELTA Danish Electronics, Light, and Acoustics (“DELTA”), pursuant to which the Company acquired substantially all of the assets of the ePatch division of DELTA, inclusive of all products and indications currently under development.  The total consideration paid at closing amounted to $3,000 in cash and 244,519 shares of the Company’s common stock valued at $2,885.  In addition, there is the potential for a performance based earn out up to $3,000 upon reaching certain milestones, as defined in the APA.  The fair value of the total consideration transferred in the ePatch acquisition, including contingent consideration, was $6,490 at the acquisition date.

The ePatch acquisition is expected to generate future cost savings for the Company and will provide control over proprietary components for the Company’s next generation Mobile Cardiac Outpatient TelemetryTM (“MCOTTM”) device.  We accounted for the transaction as a business combination, and as such, all assets acquired and liabilities assumed were recorded at their estimated fair values.  The excess of the consideration paid over the fair value of the net assets acquired has been recognized as goodwill, which represents the expected future benefits arising from the assembled workforce and other synergies attributable to cost savings opportunities.  The company recognized $2,808 of goodwill as a result of the acquisition, all of which has been assigned to the Technology segment.  The total amount of goodwill preliminarily expected to be deductible for tax purposes is $2,808.

The amounts below represent our preliminary fair value estimates as of June 30, 2016 and are subject to subsequent adjustment as additional information is obtained during the applicable measurement period.  The primary areas of these preliminary estimates that are not yet finalized relate to certain tangible assets acquired and liabilities assumed, as well as the identifiable intangible assets.  The Company expects to finalize all accounting for the ePatch acquisition within one year of the acquisition date.

The total consideration and related allocation for the ePatch acquisition is summarized as follows:

		Weighted
		Average Life
	Amount	(Years)
Fair value of assets acquired:
Inventory	$200
Property and equipment	175

Identifiable intangible assets:
Customer relationships	400	10
Technology	3,000	10
Trade names	100	Indefinite
Total identifiable intangible assets	3,500
Total assets acquired	3,875

Fair value of liabilities assumed:
Accrued liabilities	193
Total liabilities assumed	193
Total identifiable net assets	3,682
Goodwill	2,808
Net assets acquired	$6,490

While the ePatch acquisition provides control over proprietary components of our next generation cardiac monitoring device, the acquisition did not have a material effect on our consolidated results of operations.

Contingent Consideration

The APA includes the potential for a performance based earn out up to $3,000 upon reaching certain milestones.  The fair value of the contingent consideration associated with the ePatch acquisition was $605 at June 30, 2016 and is included as a component of other liabilities in the accompanying consolidated balance sheets.

The following summarizes the changes in our contingent consideration during the six months ended June 30, 2016:

Total Contingent Consideration
Balance at December 31, 2015	—
Purchase price contingent consideration	$605
Balance at June 30, 2016	$605

3. Inventory

Inventory consists of the following:

	June 30, 2016	December 31, 2015
Raw materials	$2,850	$2,115
Finished goods	621	263
Total inventory	$3,471	$2,378

Inventory, which includes purchased parts, materials, direct labor and applied manufacturing overhead, are stated at the lower of cost or net realizable value, with cost determined by use of the first-in, first-out method.

4.     Intangible Assets and Goodwill

Goodwill was recognized at the time of our acquisitions. The carrying amount of goodwill as of June 30, 2016 and December 31, 2015 was $37,205 and $29,831, respectively. The increase in goodwill during the three and six months ended June 30, 2016 relates to the Company’s recent acquisitions of VirtualScopics and the ePatch division of DELTA.

The changes in the carrying amounts of goodwill by segment were as follows:

	Reporting Segment
	Healthcare	Research	Technology	Total
Balance at December 31, 2015	$14,724	$11,950	$3,157	$29,831
Goodwill acquired during the year	—	4,633	2,808	7,441
Impact of foreign exchange	—	—	(67)	(67)
Balance at June 30, 2016	$14,724	$16,583	$5,898	$37,205

The gross carrying amounts and accumulated amortization of our intangible assets as of June 30, 2016 and December 31, 2015 are as follows:

	Estimated Useful Life (Years)	June 30, 2016	December 31, 2015
Customer relationships	5 - 15	$16,191	$10,700
Technology, including internally developed software	3 - 10	18,757	13,522
Signed backlog	1 - 4	6,260	3,160
Unsigned backlog	4	600	600
Covenants not to compete	5 - 7	1,040	1,040
Total intangible assets, gross		42,848	29,022
Customer relationships accumulated amortization		(3,083)	(2,520)
Technology accumulated amortization		(5,918)	(5,422)
Signed backlog accumulated amortization		(3,051)	(2,609)
Unsigned backlog accumulated amortization		(575)	(500)
Covenants not to compete accumulated amortization		(587)	(490)
Total accumulated amortization		(13,214)	(11,541)
Indefinite-lived trade names		2,598	2,500
Total intangible assets, net		$32,232	$19,981

The estimated amortization expense for the next five years and thereafter is summarized as follows at June 30, 2016:

Remainder of 2016	$2,125
2017	4,805
2018	4,319
2019	3,832
2020	3,282
2021	2,764
Thereafter	8,507
Total estimated amortization	$29,634

Amortization expense for the three months ended June 30, 2016 and 2015 was $994 and $985, respectively, and amortization expense for the six months ended June 30, 2016 and 2015 was $1,673 and $1,885, respectively.

5.              Credit Agreement

On December 30, 2014, we entered into a Credit Agreement with Healthcare Financial Solutions, LLC (“HFS”), previously The General Electric Capital Corporation, as agent for the lenders (“Lenders”), and as a lender and swingline lender. Pursuant to the Credit Agreement, the Lenders agreed to make loans to us as follows:  (i) Term Loans in an amount of $25,000 as of the closing date with an uncommitted ability to increase such Term Loans up to an amount not to exceed $10,000 and (ii) Revolving Loans up to $15,000.  As of June 30, 2016, $14,500 was drawn on the Revolving Loans.  The loan, inclusive of Term Loans and Revolving Loans, is recorded on our consolidated balance sheets as of June 30, 2016 in the amount of $37,178, which is net of a debt discount of $695 related to fees paid to HFS and deferred charges of $65.

The loan bears interest at an annual rate of LIBOR plus 4.0%, subject to a LIBOR floor of 1.0%.  The outstanding principal of the Term Loan will be paid as follows:  (i) beginning April 1, 2015, the principal amount of the Term Loan will be repaid, on a quarterly basis, in installments of $312, plus accrued interest; (ii) beginning January 1, 2018, the principal amount of the Term Loan will be repaid, on a quarterly basis, in installments of $625, plus accrued interest; and (iii) the remaining $16,563 will be paid in full on or before December 30, 2019, or such earlier date upon an acceleration of the Term Loan by the Lenders upon an event of default or termination by us.  The loan is secured by substantially all of our assets and by a pledge of the capital stock of our U.S. based subsidiaries, as well as a pledge of 65% of the capital stock of the Company’s foreign subsidiaries.

The Credit Agreement contains affirmative and financial covenants regarding the operations of our business and certain negative covenants that, among other things, limit our ability to incur additional indebtedness, grant certain liens, make certain investments, merge or consolidate, make certain restricted payments and engage in certain asset dispositions, including a sale of all, or substantially all, of our property.  As of June 30, 2016, we were in compliance with all covenants.

6.              Stockholders’ Equity

Stock-Based Compensation

Stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”) and performance stock options (“PSOs”) are granted under the BioTelemetry, Inc. 2008 Equity Incentive Plan (“EIP”).  In January 2016, the number of shares available for grant was increased by 1,091,118 shares, per the EIP documents.  At June 30, 2016, approximately 2,746,978 shares remain available for grant under the EIP.  We recognized $1,441 and $1,062 of stock-based compensation expense for the three months ended June 30, 2016 and 2015, respectively. We recognized $2,619 and $2,182 of stock-based compensation expense for the six months ended June 30, 2016 and 2015, respectively.

Stock option, RSU and PSU activity is summarized as follows:

	Stock Options		Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Stock outstanding as of December 31, 2015	3,420,519	$6.69	690,936	$6.85	265,990	$8.68
Granted	282,270	9.67	177,212	9.87	—	—
Cancelled/forfeited	(19,422)	8.38	(7,405)	9.57	—	—
Exercised/vested	(125,650)	3.37	(271,793)	2.87	—	—
Stock outstanding as of March 31, 2016	3,557,717	$7.04	588,950	$9.57	265,990	$8.68
Granted	100,000	16.61	47,986	15.44	—	—
Cancelled/forfeited	(7,600)	9.78	—	—	—	—
Exercised/vested	(57,019)	4.94	(16,240)	8.01	(132,998)	8.68
Stock outstanding as of June 30, 2016	3,593,098	$7.33	620,696	$10.06	132,992	$8.68

Stock-based compensation expense is only recognized for outstanding PSUs where the performance conditions are deemed probable for achievement.  For PSUs deemed probable for achievement, stock-based compensation expense is recognized ratably over the expected vesting period.  For the three and six months ended June 30, 2016 we incurred PSU expenses of $355 and $444, respectively.  No stock-based compensation expense was recorded on our PSUs for the three and six months ended June 30, 2015.  As of June 30, 2016 the Company has not deemed it probable that the outstanding PSUs will vest.

In 2015, 200,000 PSOs were granted.  There were no forfeitures or vesting of PSOs during the three or six months ended June 30, 2016.  Stock-based compensation expense will only be recognized once the performance conditions of the outstanding PSOs have been met.  Through June 30, 2016, no stock-based compensation expense has been recognized related to the PSOs.

Employee Stock Purchase Plan

In the six months ended June 30, 2016, 77,844 shares were purchased in accordance with the Employee Stock Purchase Plan (“ESPP”).  Net proceeds from the issuance of shares of common stock under the ESPP for the six months ended June 30, 2016 were $531.  In January 2016, the number of shares available for grant was increased by 272,779 shares, per the ESPP documents.  At June 30, 2016, approximately 698,220 shares remain available for purchase under the ESPP.

7.              Other Charges

We account for expenses associated with exit or disposal activities in accordance with ASC 420, Exit or Disposal Cost Obligations, and record the expenses in other charges in our consolidated statements of operations and record the related accrual in the accrued liabilities line on our consolidated balance sheets. These costs are primarily disclosed as severance and employee related costs below.

We account for expenses associated with integration and certain litigation as other charges as incurred.  These expenses were primarily a result of legal fees related to patent litigation and activities surrounding our acquisitions.  A summary of these expenses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Legal fees	$1,242	$1,171	$2,611	$2,799
Professional fees	278	12	446	24
Severance and employee related costs	72	27	323	247
Other costs	67	—	67	—
Total	$1,659	$1,210	$3,447	$3,070

8.              Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur.  We review and update our estimated annual effective tax rate each quarter.  At June 30, 2016, our estimated annual effective tax rate was 3.81%.  Income tax expense of $294 was recorded for the six months ended June 30, 2016, primarily due to Alternative Minimum Tax (“AMT”) levied on current year taxable income, net of allowable AMT net operating loss carryovers.  At June 30, 2015, our estimated annual effective tax rate was 6.42%.  We recorded a tax provision of $123 for the six months ended June 30, 2015, which includes a discrete charge of $117 related to a deferred tax liability recorded for indefinite-lived intangibles.

As of June 30, 2016, in accordance with ASC 740, Income Taxes, we maintained a full valuation allowance against net deferred tax assets, with the exception of the deferred tax liability recorded for indefinite lived intangibles.  We will continue to maintain a full valuation allowance until such time we can reasonably estimate the probability of realizing a benefit from the deferred tax assets.

9.              Segment Information

We operate under three segments:  Healthcare, Research and Technology.  The Healthcare segment is focused on the diagnosis and monitoring of cardiac arrhythmias or heart rhythm disorders with our comprehensive suite of cardiac monitoring solutions in a healthcare setting.  Our Research segment is engaged in central core laboratory services providing cardiac monitoring, imaging, scientific consulting and data management services for drug and medical device trials. The Technology segment focuses on the development, manufacturing, testing and marketing of medical devices to medical companies, clinics and hospitals.  Intercompany revenues relating to the manufacturing of devices by the Technology segment for the other segments is included on the intersegment revenues line.

Expenses that can be specifically identified with a segment have been included as deductions in determining pre-tax segment income.  Any remaining expenses, including research and development costs incurred by the Technology segment for the benefit of the other segments, as well as the elimination of costs associated with intercompany revenues are included in Corporate and Other.  Also included in Corporate and Other is our net interest expense and other financing expenses as well as the loss from equity method investments.  We do not allocate assets to the individual segments.

For the three months ended:

	Healthcare	Research	Technology	Corporate and Other	Consolidated
June 30, 2016
Revenues	$42,165	$7,896	$2,619	—	$52,680
Intersegment revenues	—	—	2,282	$(2,282)	—
Income (loss) before income taxes	15,582	387	747	(12,228)	4,488
Depreciation and amortization	2,500	1,080	142	(58)	3,664
Capital expenditures	1,626	541	12	—	2,179

	Healthcare	Research	Technology	Corporate and Other	Consolidated
June 30, 2015
Revenues	$36,255	$5,441	$3,116	—	$44,812
Intersegment revenues	4	—	3,023	$(3,027)	—
Income (loss) before income taxes	10,990	(175)	1,359	(10,028)	2,146
Depreciation and amortization	1,853	933	91	130	3,007
Capital expenditures	3,182	1,413	2	—	4,597

For the six months ended:

	Healthcare	Research	Technology	Corporate and Other	Consolidated
June 30, 2016
Revenues	$83,314	$13,289	$4,717	—	$101,320
Intersegment revenues	—	—	5,674	$(5,674)	—
Income (loss) before income taxes	29,782	405	1,693	(23,281)	8,599
Depreciation and amortization	4,981	1,884	192	(127)	6,930
Capital expenditures	4,316	1,350	26	—	5,692

	Healthcare	Research	Technology	Corporate and Other	Consolidated
June 30, 2015
Revenues	$71,236	$10,869	$6,142	—	$88,247
Intersegment revenues	4	—	4,014	$(4,018)	—
Income (loss) before income taxes	19,879	202	2,272	(20,128)	2,225
Depreciation and amortization	3,662	1,841	185	271	5,959
Capital expenditures	4,330	2,269	70	—	6,669

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015, and in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements.  This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties.  Our actual results and the timing of certain events could differ materially from those contained in these forward-looking statements due to a number of factors, including, but not limited to, those set forth herein and elsewhere in this report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”).  See the “Forward-Looking Statements” section at the beginning of this report.

Company Background

We provide cardiac monitoring services, cardiac monitoring device manufacturing and centralized core laboratory services.  We operate under three reportable segments:  Healthcare, Research and Technology.  The Healthcare segment is focused on the diagnosis and monitoring of cardiac arrhythmias, or heart rhythm disorders. We offer cardiologists and electrophysiologists with a full spectrum of solutions which provides them with a single source of cardiac monitoring services.  These services range from the differentiated Mobile Cardiac Telemetry (“MCT”) service marketed as Mobile Cardiac Outpatient TelemetryTM (“MCOTTM”) or External Cardiac Ambulatory Telemetry (“ECAT”), to wireless and trans-telephonic event, Holter, Pacemaker and International Normalized Ratio (“INR”) monitoring.  The Research segment is engaged in central core laboratory services providing cardiac monitoring, imaging, scientific consulting and data management services for pharmaceutical and medical device clinical trials.  The Technology segment focuses on the development, manufacturing, testing and marketing of medical devices to medical companies, clinics and hospitals.

Recent Acquisitions

On March 25, 2016, the Company entered into a definitive Agreement and Plan of Merger with VirtualScopics, Inc. (“VirtualScopics”), a leading provider of clinical trial imaging solutions.  Under the terms of the Merger Agreement, the Company commenced a Tender Offer to purchase any and all outstanding shares of VirtualScopics’ common stock and preferred stock.  The all cash Tender Offer commenced on April 8, 2016 and ended on May 9, 2016, pursuant to which the business and operations of VirtualScopics were acquired by the Company.  The total consideration paid at closing amounted to $15.0 million, net of cash acquired of $0.8 million.

On April 1, 2016, the Company entered into an Asset Purchase Agreement with DELTA Danish Electronics, Light, and Acoustics (“DELTA”), pursuant to which the Company acquired substantially all of the assets of the ePatch division of DELTA, inclusive of all products and indications currently under development.  The total consideration paid at closing amounted to $3.0 million in cash and 244,519 shares of the Company’s common stock valued at $2.9 million.  In addition, there is the potential for a performance based earn out up to $3.0 million upon reaching certain milestones, as defined in the APA.  The fair value of the total consideration transferred in the acquisition, including contingent consideration, was $6.5 million at the acquisition date.

Revenue Recognition

Healthcare

Healthcare revenue includes revenue from MCT, wireless and trans telephonic event, Holter, Pacemaker and INR monitoring services.  We receive a significant portion of our revenue from third-party commercial insurance organizations and governmental entities.  We also receive reimbursement directly from patients through co-pays and self-pay arrangements.  Billings for services reimbursed by contracted third-party payors, including Medicare, are recorded as revenue, net of contractual allowances.  Adjustments to the estimated receipts, based on final settlement with the third-party payors, are recorded upon settlement.  If we do not have sufficient historical information regarding collectability from a given payor to support revenue recognition at the time of service, revenue is recognized when cash is received.  Unearned amounts are appropriately deferred until the service has been completed.  For the three months ended June 30, 2016 and 2015, revenue from Medicare as a percentage of our Healthcare revenue was 41.4% and 40.7%, respectively. For the six months ended June 30, 2016 and 2015, revenue from Medicare as a percentage of our Healthcare revenue was 41.6% and 41.0%, respectively.

Research

Research revenue includes revenue for core laboratory services, including cardiac monitoring, imaging, scientific consulting and data management services.  Our Research revenue is provided on a fee-for-service basis, and revenue is recognized as the related services are performed.  We also provide consulting services on a time and materials basis and this revenue is recognized as the services are performed.  Our site support revenue, consisting of equipment rentals and sales along with related supplies and logistics management, are recognized at the time of sale or over the rental period.  Under a typical contract, customers pay us a portion of our fee for these services upon contract execution as an upfront deposit, some of which is typically nonrefundable upon contract termination.  Unearned revenues, including upfront deposits, are deferred, and then recognized as the services are performed.

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

Reimbursement - Healthcare

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable related to the Healthcare segment are recorded at the time revenue is recognized, net of contractual allowances, and are presented on the consolidated balance sheets net of an allowance for doubtful accounts.  The ultimate collection of accounts receivable may not be known for several months after services have been provided and billed.  We record an allowance for doubtful accounts based on the aging of receivables using company-specific historical data.  The percentages and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods and analyses, including current and historical cash collections and the aging of receivables by payor.  Because of continuing changes in the healthcare industry and third-party reimbursement, it is possible that our estimates of collectability could change, which could have a material impact on our operations and cash flows.

Other accounts receivable related to the Research and Technology segments are recorded at the time revenue is recognized, or when products are shipped or services are performed.  We estimate the allowance for doubtful accounts on a specific account basis and consider several factors in our analysis, including customer-specific information and the aging of the account.

We write-off receivables when the likelihood for collection is remote and when we believe collection efforts have been fully exhausted and we do not intend to devote additional resources in attempting to collect. We perform write-offs on a monthly basis.  In the Healthcare segment, we wrote off $3.9 million and $3.1 million of receivables for the six months ended June 30, 2016 and 2015, respectively.  The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts.  There were no material write-offs in the Research and Technology segments.  We recorded bad debt expense of $2.7 million and $5.3 million, respectively, for the three and six months ended June 30, 2016. We recorded bad debt expense of $2.2 million and $4.5 million, respectively, for the three and six months ended June 30, 2015.

Other Charges

Other charges are related to litigation, strategic acquisitions, cost reduction programs and reorganizations, as well as other costs that are not considered part of our ongoing business operations.

Results of Operations

Three Months Ended June 30, 2016 and 2015

Revenues.   Total revenues for the three months ended June 30, 2016 were $52.7 million compared to $44.8 million for the three months ended June 30, 2015, reflecting an increase of $7.9 million, or 17.6%.  Healthcare revenue increased $5.9 million due to increased patient volumes as well as higher MCT Medicare pricing.  Research revenue increased $2.5 million, primarily due to the acquisition of VirtualScopics during the quarter.  Technology revenue decreased $0.5 million due to lower sales volume resulting from customers delaying purchases as they await the release of upgraded devices.

Gross Profit.   Gross profit increased to $32.9 million for the three months ended June 30, 2016 from $26.7 million for the three months ended June 30, 2015, reflecting an increase of $6.2 million, or 23.1%.  Gross profit as a percentage of revenues was 62.5% for the three months ended June 30, 2016 compared to 59.7% for the three months ended June, 2015.  The increase in gross margin percentage was due to volume efficiencies, higher MCT Medicare pricing as well as reduced costs related to shipping and device monitoring.  These increases were partially offset by the impact of our acquisitions, which carry lower profit margins than our existing business.

General and Administrative Expense.   General and administrative expense was $14.4 million for the three months ended June 30, 2016 compared to $12.2 million for the three months ended June 30, 2015.  The increase of $2.2 million, or 17.9%, was due to the addition of $1.0 million for our acquired businesses as well as a $1.0 million increase in employee related expense and a $0.4 million increase in stock-based compensation.  These increases were partially offset by a $0.2 million decrease in amortization as intangible assets have become fully amortized.  As a percent of total revenues, general and administrative expense was 27.3% for the three months ended June 30, 2016 compared to 27.2% for the three months ended June 30, 2015.

Sales and Marketing Expense.   Sales and marketing expense was $7.1 million for the three months ended June 30, 2016 compared to $6.9 million for the three months ended June 30, 2015.  The increase of $0.2 million, or 2.9%, was due to the addition of $0.3 million for our acquired businesses, partially offset by a $0.1 million decrease in employee related costs.  As a percent of total revenues, sales and marketing expense was 13.5% for the three months ended June 30, 2016 compared to 15.5% for the three months ended June 30, 2015.

Bad Debt Expense.   Bad debt expense was $2.7 million for the three months ended June 30, 2016 compared to $2.2 million for the three months ended June 30, 2015.  The increase of $0.5 million, or 22.5%, was due to the timing of revenues and collections.  As a percentage of total revenues, bad debt expense was 5.1% for the three months ended June 30, 2016 compared to 4.9% for the three months ended June 30, 2015.  Substantially all of our bad debt expense relates to the Healthcare segment.  Bad debt expense in the Research and Technology segments, which include our recently acquired companies, was minimal and is recorded on a specific account basis.

Research and Development Expense.   Research and development expense was $2.0 million for the three months ended June 30, 2016 compared to $1.6 million for the three months ended June 30, 2015.  The increase of $0.4 million, or 20.5%, was due to the addition of $0.3 million for our acquired businesses and a $0.1 million increase in consulting costs.  As a percent of total revenues, research and development expense was 3.7% for the three months ended June 30, 2016 compared to 3.6% for the three months ended June 30, 2015.

Other Charges.   During the three months ended June 30, 2016, we incurred $1.7 million of other charges primarily related to legal fees for patent litigation as well as professional services related to our second quarter acquisitions.  For the three months ended June 30, 2016, other charges were 3.1% of total revenues.

During the three months ended June 30, 2015, we incurred $1.2 million of other charges.  Legal expense of $1.2 million was primarily related to patent litigation.  For the three months ended June 30, 2015, other charges were 2.7% of total revenues.

Interest and Other Loss, net.   Interest and other loss, net was $0.6 million for the three months ended June 30, 2016 compared to $0.4 million for the three months ended June 30, 2015.  The increase was due to our share of our equity method investee’s loss as well as an increase in interest expense due to increased borrowings under the Revolving Loans.

Income Taxes.   At June 30, 2016, our estimated annual effective tax rate was a provision of 3.81% and we had income tax expense of $0.2 million for the three months ended June 30, 2016.  At June 30, 2015, our estimated annual effective tax rate was a provision of 6.42% and a slight income tax benefit was recorded for the three months ended June 30, 2015.

Net Income.   We recognized net income of $4.3 million for the three months ended June 30, 2016 compared to a net income of $2.2 million for the three months ended June 30, 2015.

Six Months Ended June, 2016 and 2015

Revenues.   Total revenues for the six months ended June 30, 2016 were $101.3 million compared to $88.2 million for the six months ended June 30, 2015, representing an increase of $13.1 million, or 14.8%.  Healthcare revenue increased $12.1 million due to increased patient volumes as well as higher MCT Medicare pricing.  Research revenue increased $2.4 million, primarily due to the acquisition of VirtualScopics.  Technology revenue decreased $1.4 million due to lower sales volume resulting from customers delaying purchases as they await the release of upgraded devices.

Gross Profit.   Gross profit increased to $63.5 million for the six months ended June 30, 2016 from $52.0 million for the six months ended June 30, 2015, representing an increase of $11.5 million, or 22.3%.  Gross profit as a percentage of revenues was 62.7% for the six months ended June 30, 2016 compared to 58.9% for the six months ended June, 2015.  The increase in gross margin percentage was due to volume efficiencies, reduced costs related to shipping and device monitoring as well as higher MCT Medicare pricing.  These increases were slightly offset by the impact of our acquisitions, which carry lower profit margins than our existing business.

General and Administrative Expense.   General and administrative expense was $26.7 million for the six months ended June 30, 2016 compared to $23.6 million for the six months ended June 30, 2015.  The increase of $3.1 million, or 13.2%, was due to the addition of $1.0 million for our acquired businesses as well as a $1.7 million increase in employee related expenses and a $0.4 million increase in stock-based compensation.  As a percent of total revenues, general and administrative expense was 26.4% for the six months ended June 30, 2016 compared to 26.7% for the six months ended June 30, 2015.

Sales and Marketing Expense.   Sales and marketing expense was $14.7 million for the six months ended June 30, 2016 compared to $14.1 million for the six months ended June 30, 2015.  The increase of $0.6 million, or 4.0%, was due to the addition of $0.3 million for our acquired businesses, a $0.2 million increase in meeting and travel related costs and a $0.1 million increase in consulting costs.  As a percent of total revenues, sales and marketing expense was 14.5% for the six months ended June 30, 2016 compared to 16.0% for the six months ended June 30, 2015.

Bad Debt Expense.   Bad debt expense was $5.3 million for the six months ended June 30, 2016 compared to $4.5 million for the six months ended June 30, 2015.  The increase of $0.8 million, or 17.2%, was due to the timing of revenues and collections. As a percentage of total revenues, bad debt expense was 5.2% for the six months ended June 30, 2016 compared to 5.1% for the six months ended June 30, 2015.  Substantially all of our bad debt expense relates to the Healthcare segment.  Bad debt expense in the Research and Technology segments, which include our recently acquired companies, was minimal and is recorded on a specific account basis.

Research and Development Expense.   Research and development expense was $3.8 million for the six months ended June 30, 2016 compared to $3.6 million for the six months ended June 30, 2015.  The increase of $0.2 million, or 4.3%, due to the addition of $0.3 million for our acquired businesses, partially offset by a $0.1 million decrease in consulting costs.  As a percent of total revenues, research and development expense was 3.7% for the six months ended June 30, 2016 compared to 4.1% for the six months ended June 30, 2015.

Other Charges.   During the six months ended June 30, 2016, we incurred $3.4  million of other charges primarily related to legal fees for patent litigation as well as professional services related to our second quarter acquisitions.  For the six months ended June 30, 2016, other charges were 3.4% of total revenues.

During the six months ended June 30, 2015, we incurred $3.1 million of other charges.  Legal charges of $2.8 million were primarily related to patent litigation.  The severance and employee related costs of $0.2 million were associated with integration activities surrounding our 2014 acquisitions.  For the six months ended June 30, 2015, other charges were 3.5% of total revenues.

Interest and Other Loss, net.   Interest and other loss, net was $1.1 million for the six months ended June 30, 2016 compared to $0.8 million for the six months ended June 30, 2015.  The increase was due to our share of our equity method investee’s loss as well as an increase in interest expense due to increased borrowings under the Revolving Loans.

Income Taxes.   At June 30, 2016, our estimated annual effective tax rate was a provision of 3.81% and we had income tax expense of $0.3 million for the six months ended June 30, 2016.  At June 30, 2015, our estimated annual effective tax rate was a provision of 6.42% and $0.1 million of income tax benefit was recorded for the six months ended June 30, 2015.

Net Income.   We recognized net income of $8.3 million for the six months ended June 30, 2016 compared to a net income of $2.1 million for the six months ended June 30, 2015.

Liquidity and Capital Resources

Our Annual Report on Form 10-K for the year ended December 31, 2015 includes a detailed discussion of our liquidity, contractual obligations and commitments.  The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

As of June 30, 2016, our principal source of liquidity was cash and cash equivalents of $25.4 million and net accounts and other receivables of $28.4 million.  We had working capital of $30.4 million as of June 30, 2016.

We generated $17.5 million of cash from operations for the six months ended June 30, 2016.  Our ongoing operations during this period resulted in net income of $8.3 million, which included $15.0 million of non-cash items primarily related to bad debt, depreciation, amortization and stock-based compensation expense.  These items were partially offset by $5.8 million of cash used for working capital.

We used $23.7 million of cash in investing activities for the six months ended June 30, 2016.  We used $15.0 million, net of cash acquired, in the acquisition of VirtualScopics and $3.0 million in the acquisition of the ePatch Division of DELTA.  In addition, we used $5.7 million of cash for capital purchases primarily related to medical devices in the Healthcare and Research segments for use in our ongoing operations and an investment in internally developed software for the six months ended June 30, 2016.

In December 2014, we entered into a $25.0 million Term Loan and $15.0 Revolving Loans with Healthcare Financial Solutions, LLC, previously The General Electric Capital Corporation.  During the six months ended June 30, 2016, we borrowed $14.5 million under the revolving loan.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our cash balance as of June 30, 2016 was $25.4 million.  We do not invest in any trading securities, nor do we use derivative financial instruments.

At June 30, 2016, we had $37.9 million of variable rate debt, exclusive of debt discounts and deferred charges, based off of LIBOR rates.  A change in LIBOR rates would result in an incremental change in interest expense.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016 to ensure that information required to be disclosed in these reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, in the ordinary course of business, and like others in the industry, we receive requests for information from government agencies in connection with their regulatory or investigational authority or are involved in traditional employment or business litigation.  We review such requests and notices and take appropriate action.

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

BIOTELEMETRY, INC.

Date: August 3, 2016	By:	/s/ Heather C. Getz
Heather C. Getz, CPA
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and authorized officer of the Registrant)