Form 10-Q
period 2016-09-30
BioTelemetry, Inc.
filed 2016-11-03
CIK 1574774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 28, 2016, 28,231,128 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

BIOTELEMETRY, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2016

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

BIOTELEMETRY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	September 30, 2016	December 31, 2015

ASSETS

Current assets:
Cash and cash equivalents	$32,255	$18,986
Accounts receivable, net of allowance for doubtful accounts of $12,569 and $11,185, at September 30, 2016 and December 31, 2015, respectively	15,654	15,179
Other accounts receivable, net of allowance for doubtful accounts of $335 and $416, at September 30, 2016 and December 31, 2015, respectively	12,794	8,997
Inventory	3,810	2,378
Prepaid expenses and other current assets	3,831	1,505
Total current assets	68,344	47,045
Property and equipment, net	26,313	25,554
Intangible assets, net	31,606	19,981
Goodwill	37,251	29,831
Other assets	1,697	1,732
Total assets	$165,211	$124,143

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,755	$8,496
Accrued liabilities	14,958	11,230
Current portion of capital lease obligations	211	287
Current portion of long-term debt	12,818	1,250
Deferred revenue	4,945	2,625
Total current liabilities	42,687	23,888

Deferred tax liability	1,340	1,233
Long-term capital lease obligations	141	101
Long-term debt	24,244	21,944
Other liabilities	1,767	1,051
Total liabilities	70,179	48,217

Stockholders’ equity:
Common stock—$.001 par value as of September 30, 2016 and December 31, 2015; 200,000,000 shares authorized as of September 30, 2016 and December 31, 2015; 28,231,078 and 27,277,939 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	28	27
Paid-in capital	278,767	272,070
Accumulated other comprehensive loss	(10)	(12)
Accumulated deficit	(183,753)	(196,159)
Total stockholders’ equity	95,032	75,926
Total liabilities and stockholders’ equity	$165,211	$124,143

See accompanying notes.

BIOTELEMETRY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Healthcare	$40,395	$35,687	$123,709	$106,923
Research	10,420	5,484	23,709	16,353
Technology	2,240	2,321	6,957	8,463
Total revenues	53,055	43,492	154,375	131,739

Cost of revenues:
Healthcare	13,030	12,314	39,662	38,299
Research	5,604	3,220	13,306	9,406
Technology	1,555	1,621	4,993	5,741
Total cost of revenues	20,189	17,155	57,961	53,446

Gross profit	32,866	26,337	96,414	78,293

Operating expenses:
General and administrative	13,853	11,497	40,577	35,100
Sales and marketing	7,018	6,632	21,687	20,741
Bad debt expense	2,495	2,245	7,797	6,769
Research and development	2,137	1,565	5,888	5,161
Other charges	2,397	1,392	5,844	4,462
Total operating expenses	27,900	23,331	81,793	72,233

Income from operations	4,966	3,006	14,621	6,060
Interest and other loss, net	(630)	(391)	(1,686)	(1,220)

Income before income taxes	4,336	2,615	12,935	4,840
Provision for income taxes	(235)	(137)	(529)	(260)

Net income	$4,101	$2,478	$12,406	$4,580
Other comprehensive income:
Foreign currency translation gain (loss)	150	1	2	(8)
Comprehensive income	$4,251	$2,479	$12,408	$4,572

Net income per common share:
Basic	$0.15	$0.09	$0.45	$0.17
Diluted	$0.14	$0.08	$0.42	$0.16
Weighted average number of common shares outstanding:
Basic	28,102,196	27,181,250	27,810,763	27,062,630
Diluted	30,333,577	29,311,060	29,857,225	29,019,141

See accompanying notes.

BIOTELEMETRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$12,406	$4,580
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	7,797	6,769
Depreciation	7,884	6,343
Non-cash lease expense	111	11
Deferred income tax expense	107	260
Stock-based compensation	3,757	3,321
Amortization of intangibles	2,735	2,781
Accretion of discount on debt	163	149
Changes in operating assets and liabilities:
Accounts and other receivables	(8,390)	(6,820)
Inventory	(1,221)	(241)
Prepaid expenses and other assets	(1,895)	(403)
Accounts payable	934	(2,682)
Accrued and other liabilities	2,017	(515)
Liability associated with the Civil Investigative Demand	—	(6,400)
Net cash provided by operating activities	26,405	7,153

INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(17,970)	—
Purchases of property and equipment and investment in internally developed software	(8,507)	(10,310)
Net cash used in investing activities	(26,477)	(10,310)

FINANCING ACTIVITIES
Proceeds (payments) related to the exercising of stock options and vesting of RSUs and PSUs	56	(352)
Borrowings under revolving loans	14,500	—
Principal payments on long-term debt	(958)	(625)
Principal payments on capital lease obligations	(257)	(382)
Net cash provided by (used in) financing activities	13,341	(1,359)

Net increase (decrease) in cash and cash equivalents	13,269	(4,516)
Cash and cash equivalents - beginning of period	18,986	20,007
Cash and cash equivalents - end of period	$32,255	$15,491

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$965	$706
Cash paid for taxes	$289	$322

See accompanying notes.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

1.              Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows.  In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and necessary for a fair presentation of BioTelemetry, Inc.’s (“BioTelemetry,” “Company,” “we,” “our” or “us” ) financial position as of September 30, 2016 and December 31, 2015, the results of operations for the three months and nine months ended September 30, 2016 and 2015 and cash flows for the nine months ended September 30, 2016 and 2015.  The financial data and other information disclosed in these notes to the consolidated financial statements related to the three and nine months ended September 30, 2016 and 2015 are unaudited.  The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for any future period.

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

The following table presents the calculation of basic net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Net income in thousands)
Numerator:
Net income	$4,101	$2,478	$12,406	$4,580
Denominator:
Weighted average shares used in computing basic net income per share	28,102,196	27,181,250	27,810,763	27,062,630
Potential dilutive common shares due to dilutive stock option and restricted stock units	2,231,381	2,129,810	2,046,462	1,956,511
Weighted average shares used in computing diluted net income per share	30,333,577	29,311,060	29,857,225	29,019,141
Net income per share:
Basic net income per share	$0.15	$0.09	$0.45	$0.17
Diluted net income per share	$0.14	$0.08	$0.42	$0.16

Certain stock options, which are priced higher than the market price of our shares as of September 30, 2016 and 2015, would be anti-dilutive and therefore have been excluded from the weighted average shares used in computing diluted net income per share. These options could become dilutive in future periods.

Fair Value of Financial Instruments

The fair value of financial instruments is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.  We have financial instruments falling into all three levels of the fair value hierarchy.  Our Level 1 financial instruments consist primarily of cash and cash equivalents, accounts receivable, other accounts receivable and accounts payable.  The carrying value of these financial instruments approximates their fair value because of their short-term nature.  Long-term debt, which is given a Level 2 classification within the fair value hierarchy, was determined to have a fair value of $37,767 as of September 30, 2016. This is equal to the nominal value, which is the carrying value, exclusive of debt discount and deferred charges.

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

Equity Method Investments

We account for investments using the equity method of accounting if the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company’s ownership interest in the voting stock of the investee ranges between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment is recorded at cost in the consolidated balance sheets as a component of other assets and is periodically adjusted for capital contributions, dividends received and our share of the investee’s earnings or losses together with other-than-temporary impairments which are recorded as a component of interest and other loss, net in the consolidated statements of operations and comprehensive income.

In December 2015, we acquired an ownership interest in Well Bridge Health, Inc. (“WellBridge”) through the conversion of an outstanding note receivable and the related accrued interest.  The investment is accounted for under the equity method.  At the time of the acquisition, the equity method basis difference of $891 was allocated to equity method goodwill.  As of September 30, 2016, our investment in WellBridge represented 32% of the outstanding stock.  A summary of our investment in Wellbridge is as follows:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Opening balance	$985	$1,100
Capital contributions	312	312
Our share of the investee’s losses	(69)	(184)
September 30, 2016 Balance	$1,228	$1,228

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

Recent Accounting Pronouncements Not Yet Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting.  The standard will revise accounting for share-based compensation arrangements, including the income tax impact and classification on the statement of cash flows.  The standard is effective for annual and interim periods beginning after December 15, 2016.  Early adoption is permitted.  We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which has been updated through several revisions and clarifications since its original issuance.  The standard will require revenue recognized to represent the transfer of promised goods or services to customers at an amount that reflects the consideration which a company expects to receive in exchange for those goods or services.  The standard also requires new, expanded disclosures regarding revenue recognition.  The standard will be effective January 1, 2018 with early adoption permissible beginning January 1, 2017.  We are currently evaluating the transition method we will elect and the impact the adoption of this standard will have on our consolidated financial statements.

2. Acquisitions

VirtualScopics, Inc.

On March 25, 2016, the Company, through its wholly-owned subsidiary BioTelemetry Research Acquisition Corporation, entered into a definitive Agreement and Plan of Merger with VirtualScopics, Inc. (“VirtualScopics”), a leading provider of clinical trial imaging solutions.  Under the terms of the Merger Agreement, the Company purchased:  (i) any and all outstanding shares of VirtualScopics’ $0.001 par value common stock for $4.05 per share; (ii) any and all outstanding shares of VirtualScopics’ $0.001 par value Series A and Series B Convertible Preferred Stock for $336.30 per share; and (iii) any and all outstanding shares of VirtualScopics’ $0.001 par value Series C-1 Convertible Preferred Stock for $920.00 per share.  The all cash acquisition of VirtualScopics was completed on May 11, 2016.  The total consideration paid at closing amounted to $14,970, net of cash acquired of $849.

The acquisition of VirtualScopics expands the Company’s existing clinical research offerings and gives the Company further access to established customer relationships.  We accounted for the transaction as a business combination, and as such, all assets acquired and liabilities assumed were recorded at their estimated fair values.  The excess of the consideration paid over the fair value of the net assets acquired has been recognized as goodwill, which represents the expected future benefits arising from the assembled workforce and other synergies attributable to cost savings opportunities.  The Company recognized $4,453 of goodwill as a result of the acquisition, all of which has been assigned to the Research segment.  We do not expect that any of this goodwill will be deductible for tax purposes.

The amounts below represent our preliminary fair value estimates as of September 30, 2016 and are subject to subsequent adjustment as additional information is obtained during the applicable measurement period.  The primary areas of these preliminary estimates that are not yet finalized relate to certain tangible assets acquired and liabilities assumed, as well as the identifiable intangible assets.  The Company expects to finalize all accounting for the acquisition of VirtualScopics within one year of the acquisition date.

The total consideration and related allocation for VirtualScopics is summarized as follows:

	Amount
Fair value of assets acquired:
Cash and cash equivalents	$849
Other accounts receivable	3,679
Inventory	111
Prepaid expenses and other current assets	396	Weighted
Property and equipment	521	Average Life
Identifiable intangible assets:		(Years)
Customer relationships	5,200	12
Technology	2,000	10
Backlog	3,100	4
Total identifiable intangible assets	10,300
Total assets acquired	15,856
Fair value of liabilities assumed:
Accounts payable	325
Accrued liabilities	3,081
Current portion of capital lease obligations	59
Current portion of long-term debt	66
Deferred revenue	700
Long-term capital lease obligations	162
Long-term debt	97
Total liabilities assumed	4,490
Total identifiable net assets	11,366
Goodwill	4,453
Net assets acquired	$15,819

For the period from May 11, 2016 to September 30, 2016, VirtualScopics contributed revenues of $7,774 and net income of $1,091 to our consolidated results of operations.

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

Pro forma financial information for the periods presented is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$53,055	$46,716	$160,313	$140,797
Net income	$4,353	$2,616	$13,996	$4,157
Net income per common share:
Basic	$0.15	$0.10	$0.50	$0.15
Diluted	$0.14	$0.09	$0.47	$0.14
Weighted average number of common shares outstanding:
Basic	28,102,196	27,181,250	27,810,763	27,062,630
Diluted	30,333,577	29,311,060	29,857,225	29,019,141

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

The ePatch acquisition is expected to generate future cost savings for the Company and will provide control over proprietary components for the Company’s next generation Mobile Cardiac Outpatient TelemetryTM (“MCOTTM”) device.  We accounted for the transaction as a business combination, and as such, all assets acquired and liabilities assumed were recorded at their estimated fair values.  The excess of the consideration paid over the fair value of the net assets acquired has been recognized as goodwill, which represents the expected future benefits arising from the assembled workforce and other synergies attributable to cost savings opportunities.  The company recognized $2,965 of goodwill as a result of the acquisition, all of which has been assigned to the Technology segment.  We expect all of this goodwill to be deductible for tax purposes.

The amounts below represent our preliminary fair value estimates as of September 30, 2016 and are subject to subsequent adjustment as additional information is obtained during the applicable measurement period.  The primary areas of these preliminary estimates that are not yet finalized relate to certain tangible assets acquired and liabilities assumed, as well as the identifiable intangible assets.  The Company expects to finalize all accounting for the ePatch acquisition within one year of the acquisition date.

The total consideration and related allocation for the ePatch acquisition is summarized as follows:

	Amount
Fair value of assets acquired:
Inventory	$100	Weighted
Property and equipment	175	Average Life
Identifiable intangible assets:		(Years)
Customer relationships	400	10
Technology	3,000	10
Trade names	100	Indefinite
Total identifiable intangible assets	3,500
Total assets acquired	3,775
Fair value of liabilities assumed:
Accrued liabilities	250
Total liabilities assumed	250
Total identifiable net assets	3,525
Goodwill	2,965
Net assets acquired	$6,490

While the ePatch acquisition provides control over proprietary components of our next generation cardiac monitoring device, the acquisition did not have a material effect on our consolidated results of operations.

Contingent Consideration

The APA includes the potential for a performance based earn out up to $3,000 upon reaching certain milestones.  The fair value of the contingent consideration associated with the ePatch acquisition was $605 at September 30, 2016 and is included as a component of other liabilities in the accompanying consolidated balance sheets.

The following summarizes the changes in our contingent consideration during the nine months ended September 30, 2016:

Total Contingent Consideration
Balance at December 31, 2015	—
Purchase price contingent consideration	$605
Balance at September 30, 2016	$605

3. Inventory

Inventory consists of the following:

	September 30, 2016	December 31, 2015
Raw materials	$3,123	$2,115
Finished goods	687	263
Total inventory	$3,810	$2,378

Inventory, which includes purchased parts, materials, direct labor and applied manufacturing overhead, is stated at the lower of cost or net realizable value, with cost determined by use of the first-in, first-out method.

4.                                      Intangible Assets and Goodwill

Goodwill was recognized at the time of our acquisitions. The carrying amount of goodwill as of September 30, 2016 and December 31, 2015 was $37,251 and $29,831, respectively. The increase in goodwill during the nine months ended September 30, 2016 relates to the Company’s acquisitions of VirtualScopics and the ePatch division of DELTA.

The changes in the carrying amounts of goodwill by segment were as follows:

	Reporting Segment
	Healthcare	Research	Technology	Total
Balance at December 31, 2015	$14,724	$11,950	$3,157	$29,831
Goodwill acquired during the year	—	4,453	2,965	7,418
Impact of foreign exchange	—	—	2	2
Balance at September 30, 2016	$14,724	$16,403	$6,124	$37,251

The gross carrying amounts and accumulated amortization of our intangible assets as of September 30, 2016 and December 31, 2015 are as follows:

	Estimated Useful Life (Years)	September 30, 2016	December 31, 2015
Customer relationships	5 - 15	$16,300	$10,700
Technology, including internally developed software	3 - 10	19,082	13,522
Signed backlog	1 - 4	6,260	3,160
Unsigned backlog	4	600	600
Covenants not to compete	5 - 7	1,040	1,040
Total intangible assets, gross		43,282	29,022
Customer relationships accumulated amortization		(3,443)	(2,520)
Technology accumulated amortization		(6,240)	(5,422)
Signed backlog accumulated amortization		(3,357)	(2,609)
Unsigned backlog accumulated amortization		(600)	(500)
Covenants not to compete accumulated amortization		(636)	(490)
Total accumulated amortization		(14,276)	(11,541)
Indefinite-lived trade names		2,600	2,500
Total intangible assets, net		$31,606	$19,981

The estimated amortization expense for the next five years and thereafter is summarized as follows at September 30, 2016:

Remainder of 2016	$1,081
2017	5,019
2018	4,533
2019	4,046
2020	3,495
2021	2,198
Thereafter	8,634
Total estimated amortization	$29,006

Amortization expense for the three months ended September 30, 2016 and 2015 was $1,062 and $896, respectively, and amortization expense for the nine months ended September 30, 2016 and 2015 was $2,735 and $2,781, respectively.

5.              Credit Agreement

On December 30, 2014, we entered into a Credit Agreement with Healthcare Financial Solutions, LLC (“HFS”), previously the General Electric Capital Corporation, as agent for the lenders (“Lenders”), and as a lender and swingline lender.  Pursuant to the Credit Agreement, the Lenders agreed to make loans to us as follows:  (i) Term Loans in an amount of $25,000 as of the closing date with an uncommitted ability to increase such Term Loans up to an amount not to exceed $10,000 and (ii) Revolving Loans up to $15,000.  As of September 30, 2016, $14,500 was drawn on the Revolving Loans.  The loan, inclusive of Term Loans and Revolving Loans, is recorded on our consolidated balance sheets as of September 30, 2016 in the amount of $36,920, which is net of a debt discount and deferred charges of $705.

The loan bears interest at an annual rate of LIBOR plus 4.0%, subject to a LIBOR floor of 1.0%.  The outstanding principal of the Term Loans will be paid as follows:  (i) beginning April 1, 2015, the principal amount of the Term Loans will be repaid, on a quarterly basis, in installments of $312, plus accrued interest; (ii) beginning January 1, 2018, the principal amount of the Term Loans will be repaid, on a quarterly basis, in installments of $625, plus accrued interest; and (iii) the remaining $16,563, along with any outstanding Revolving Loans, will be paid in full on or before December 30, 2019, or such earlier date upon an acceleration of the Term Loans by the Lenders upon an event of default or termination by us.  The loan is secured by substantially all of our assets and by a pledge of the capital stock of our U.S. based subsidiaries, as well as a pledge of 65% of the capital stock of the Company’s foreign subsidiaries.

The Credit Agreement contains affirmative and financial covenants regarding the operations of our business and certain negative covenants that, among other things, limit our ability to incur additional indebtedness, grant certain liens, make certain investments, merge or consolidate, make certain restricted payments and engage in certain asset dispositions, including a sale of all, or substantially all, of our property.  As of September 30, 2016, we were in compliance with all covenants.

6.              Stockholders’ Equity

Stock-Based Compensation

Stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”) and performance stock options (“PSOs”) are granted under the BioTelemetry, Inc. 2008 Equity Incentive Plan (“EIP”).  In January 2016, the number of shares available for grant was increased by 1,091,118 shares, per the EIP documents.  At September 30, 2016, 2,744,028 shares remain available for grant under the EIP.  We recognized $1,138 and $1,139 of stock-based compensation expense for the three months ended September 30, 2016 and 2015, respectively. We recognized $3,757 and $3,321 of stock-based compensation expense for the nine months ended September 30, 2016 and 2015, respectively.

Stock option, RSU and PSU activity is summarized as follows:

	Stock Options		Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Stock outstanding as of December 31, 2015	3,420,519	$6.69	690,936	$6.85	265,990	$8.68
Granted	282,270	9.67	177,212	9.87	—	—
Cancelled/forfeited	(19,422)	8.38	(7,405)	9.57	—	—
Exercised/vested	(125,650)	3.37	(271,793)	2.87	—	—
Stock outstanding as of March 31, 2016	3,557,717	$7.04	588,950	$9.57	265,990	$8.68
Granted	100,000	16.61	47,986	15.44	—	—
Cancelled/forfeited	(7,600)	9.78	—	—	—	—
Exercised/vested	(57,019)	4.94	(16,240)	8.01	(132,998)	8.68
Stock outstanding as of June 30, 2016	3,593,098	$7.33	620,696	$10.06	132,992	$8.68
Granted	25,000	17.74	—	—	—	—
Cancelled/forfeited	(20,050)	12.13	(2,000)	7.44	—	—
Exercised/vested	(121,178)	5.17	(11,367)	15.42	—	—
Stock outstanding as of September 30, 2016	3,476,870	$7.45	607,329	$9.97	132,992	$8.68

Stock-based compensation expense is only recognized for outstanding PSUs where the performance conditions are deemed probable for achievement.  For PSUs deemed probable for achievement, stock-based compensation expense is recognized ratably over the expected vesting period.  For the three and nine months ended September 30, 2016 we incurred PSU expenses of $0 and $444, respectively.  No stock-based compensation expense was recorded on our PSUs for the three and nine months ended September 30, 2015.  As of September 30, 2016 the Company has not deemed it probable that the outstanding PSUs will vest.

In 2015, 200,000 PSOs were granted to a non-employee.  There were no forfeitures or vesting of PSOs during the three or nine months ended September 30, 2016.  Stock-based compensation expense will only be recognized once the performance conditions of the outstanding PSOs have been met.  Through September 30, 2016, no stock-based compensation expense has been recognized related to the PSOs.

Employee Stock Purchase Plan

In the nine months ended September 30, 2016, 150,888 shares were purchased in accordance with the Employee Stock Purchase Plan (“ESPP”).  Net proceeds from the issuance of shares of common stock under the ESPP for the nine months ended September 30, 2016 were $1,050.  In January 2016, the number of shares available for grant was increased by 272,779 shares, per the ESPP documents.  At September 30, 2016, 625,176 shares remain available for purchase under the ESPP.

7.              Other Charges

We account for expenses associated with exit or disposal activities in accordance with ASC 420, Exit or Disposal Cost Obligations, and record the expenses in other charges in our consolidated statements of operations and comprehensive income and record the related accrual in the accrued liabilities line on our consolidated balance sheets. These costs are primarily disclosed as severance and employee related costs below.

We account for expenses associated with integration and certain litigation as other charges as incurred.  These expenses were primarily a result of legal fees related to patent litigation and activities surrounding our acquisitions.  A summary of these expenses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Legal fees	$1,965	$1,377	$4,576	$4,176
Professional fees	144	13	590	37
Severance and employee related costs	238	2	561	249
Other costs	50	—	117	—
Total	$2,397	$1,392	$5,844	$4,462

8.              Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur.  We review and update our estimated annual effective tax rate each quarter.  At September 30, 2016, our estimated annual effective tax rate was 4.78%.  Income tax expense of $529 was recorded for the nine months ended September 30, 2016, primarily due to Alternative Minimum Tax (“AMT”) levied on current year taxable income, net of allowable AMT net operating loss carryovers.  At September 30, 2015, our estimated annual effective tax rate was 5.57%.  We recorded a tax provision of $260 for the nine months ended September 30, 2015, which includes a discrete charge of $117 related to a deferred tax liability recorded for indefinite-lived intangibles.

As of September 30, 2016, in accordance with ASC 740, Income Taxes, we maintained a full valuation allowance against net deferred tax assets, with the exception of the deferred tax liability recorded for indefinite-lived intangibles.  We will continue to maintain a full valuation allowance until such time we can reasonably estimate the probability of realizing a benefit from our deferred tax assets.

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

For the three months ended:

	Healthcare	Research	Technology	Corporate and Other	Consolidated
September 30, 2016
Revenues	$40,395	$10,420	$2,240	—	$53,055
Intersegment revenues	—	—	3,396	$(3,396)	—
Income (loss) before income taxes	14,722	1,442	1,059	(12,887)	4,336
Depreciation and amortization	2,434	1,180	141	(66)	3,689
Capital expenditures	2,481	327	7	—	2,815

	Healthcare	Research	Technology	Corporate and Other	Consolidated
September 30, 2015
Revenues	$35,687	$5,484	$2,321	—	$43,492
Intersegment revenues	1	—	3,476	$(3,477)	—
Income (loss) before income taxes	11,141	148	1,276	(9,950)	2,615
Depreciation and amortization	1,820	1,053	93	199	3,165
Capital expenditures	2,530	1,111	—	—	3,641

For the nine months ended:

	Healthcare	Research	Technology	Corporate and Other	Consolidated
September 30, 2016
Revenues	$123,709	$23,709	$6,957	—	$154,375
Intersegment revenues	—	—	9,070	$(9,070)	—
Income (loss) before income taxes	44,504	1,847	2,752	(36,168)	12,935
Depreciation and amortization	7,415	3,064	333	(193)	10,619
Capital expenditures	6,797	1,677	33	—	8,507

	Healthcare	Research	Technology	Corporate and Other	Consolidated
September 30, 2015
Revenues	$106,923	$16,353	$8,463	—	$131,739
Intersegment revenues	5	—	7,490	$(7,495)	—
Income (loss) before income taxes	31,020	350	3,548	(30,078)	4,840
Depreciation and amortization	5,482	2,894	278	470	9,124
Capital expenditures	6,860	3,380	70	—	10,310

10.  Subsequent Events

On October 4, 2016, the performance condition for 100,000 of the outstanding PSOs was met.  As a result of meeting the performance obligation, 100,000 options vested, with an exercise price of $18.33.  The stock-based compensation expense related to these PSOs will be recognized in the fourth quarter of 2016.

On October 11, 2016, we repaid $11,500 of Revolving Loans.  As of November 3, 2016, $3,000 of Revolving Loans remains drawn.  Under the Credit Agreement, we have the ability to draw up to $15,000 of Revolving Loans.

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

Revenue Recognition

Healthcare

Healthcare revenue includes revenue from MCT, wireless and trans-telephonic event, Holter, Pacemaker and INR monitoring services.  We receive a significant portion of our revenue from third-party commercial insurance organizations and governmental entities.  We also receive reimbursement directly from patients through co-pays and self-pay arrangements.  Billings for services reimbursed by contracted third-party payors, including Medicare, are recorded as revenue, net of contractual allowances.  Adjustments to the estimated receipts, based on final settlement with the third-party payors, are recorded upon settlement.  If we do not have sufficient historical information regarding collectability from a given payor to support revenue recognition at the time of service, revenue is recognized when cash is received.  Unearned amounts are appropriately deferred until the service has been completed.  For the three months ended September 30, 2016 and 2015, revenue from Medicare as a percentage of our Healthcare revenue was 41.5% and 43.0%, respectively.  Revenue from Medicare as a percentage of our Healthcare revenue was 41.6% for both the nine months ended September 30, 2016 and 2015.

Research

Research revenue includes revenue for core laboratory services, including cardiac monitoring, imaging, scientific consulting and data management services.  Our Research revenue is provided on a fee-for-service basis, and revenue is recognized as the related services are performed.  We also provide consulting services on a time and materials basis and this revenue is recognized as the services are performed.  Our site support revenue, consisting of equipment rentals and sales along with related supplies and logistics management, are recognized at the time of sale or over the rental period.  Under a typical contract, customers pay us a portion of our fee for these services upon contract execution as an upfront deposit, some of which is typically non-refundable upon contract termination.  Unearned revenue, including upfront deposits, are deferred, and then recognized as the services are performed.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable related to the Healthcare segment are recorded at the time revenue is recognized, net of contractual allowances, and are presented on the consolidated balance sheets net of an allowance for doubtful accounts.  The ultimate collection of accounts receivable may not be known for several months after services have been provided and billed.  We record an allowance for doubtful accounts based on the aging of receivables using payor-specific historical data.  The percentages and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods and analyses, including current and historical cash collections and the aging of receivables by payor.  Because of continuing changes in the healthcare industry and third-party reimbursement, it is possible that our estimates of collectability could change, which could have a material impact on our operations and cash flows.

Other accounts receivable related to the Research and Technology segments are recorded at the time revenue is recognized, or when products are shipped or services are performed.  We estimate the allowance for doubtful accounts on a specific account basis and consider several factors in our analysis, including customer-specific information and the aging of the account.

We write-off receivables when the likelihood for collection is remote and when we believe collection efforts have been fully exhausted and we do not intend to devote additional resources in attempting to collect. We perform write-offs on a monthly basis.  In the Healthcare segment, we wrote off $6.3 million and $5.0 million of receivables for the nine months ended September 30, 2016 and 2015, respectively.  The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts.  There were no material write-offs in the Research and Technology segments.  We recorded bad debt expense of $2.5 million and $7.8 million, respectively, for the three and nine months ended September 30, 2016. We recorded bad debt expense of $2.2 million and $6.8 million, respectively, for the three and nine months ended September 30, 2015.

Other Charges

Other charges are related to litigation, strategic acquisitions, cost reduction programs and reorganizations, as well as other costs that are not considered part of our ongoing business operations.

Results of Operations

Three Months Ended September 30, 2016 and 2015

Revenues.   Total revenues for the three months ended September 30, 2016 were $53.1 million compared to $43.5 million for the three months ended September 30, 2015, reflecting an increase of $9.6 million, or 22.0%.  Healthcare revenue increased $4.7 million due to increased patient volumes as well as higher patient pricing due to a favorable product mix as well as higher MCT Medicare pricing.  Research revenue increased $4.9 million, due to the acquisition of VirtualScopics during the second quarter of 2016.

Gross Profit.   Gross profit increased to $32.9 million for the three months ended September 30, 2016 from $26.3 million for the three months ended September 30, 2015, reflecting an increase of $6.6 million, or 24.8%.  Gross profit as a percentage of revenues was 61.9% for the three months ended September 30, 2016 compared to 60.6% for the three months ended September 30, 2015.  The increase in gross margin percentage was due to Healthcare volume efficiencies, higher Healthcare pricing as well as reduced costs related to shipping and device communications.  These increases were partially offset by the impact of our acquisitions, which carry lower profit margins than our existing business.

General and Administrative Expense.   General and administrative expense was $13.9 million for the three months ended September 30, 2016 compared to $11.5 million for the three months ended September 30, 2015.  The increase of $2.4 million, or 20.5%, was due to the addition of $1.3 million from our acquired businesses as well as a $1.0 million increase in employee related expense and a $0.1 million increase in professional fees.  As a percent of total revenues, general and administrative expense was 26.1% for the three months ended September 30, 2016 compared to 26.4% for the three months ended September 30, 2015.

Sales and Marketing Expense.   Sales and marketing expense was $7.0 million for the three months ended September 30, 2016 compared to $6.6 million for the three months ended September 30, 2015.  The increase of $0.4 million, or 5.8%, was entirely due to the addition of our acquired businesses.  As a percent of total revenues, sales and marketing expense was 13.2% for the three months ended September 30, 2016 compared to 15.2% for the three months ended September 30, 2015.

Bad Debt Expense.   Bad debt expense was $2.5 million for the three months ended September 30, 2016 compared to $2.2 million for the three months ended September 30, 2015.  The increase of $0.3 million, or 11.1%, was due to the timing of revenues and collections.  As a percentage of total revenues, bad debt expense was 4.7% for the three months ended September 30, 2016 compared to 5.2% for the three months ended September 30, 2015.  Substantially all of our bad debt expense relates to the Healthcare segment.  Bad debt expense in the Research and Technology segments, which include our recently acquired companies, was minimal and is recorded on a specific account basis.

Research and Development Expense.   Research and development expense was $2.1 million for the three months ended September 30, 2016 compared to $1.6 million for the three months ended September 30, 2015.  The increase of $0.5 million, or 36.5%, was due to the addition of $0.3 million from our acquired businesses and a $0.2 million increase in consulting costs.  As a percent of total revenues, research and development expense was 4.0% for the three months ended September 30, 2016 compared to 3.6% for the three months ended September 30, 2015.

Other Charges.   During the three months ended September 30, 2016, we incurred $2.4 million of other charges primarily related to legal fees for patent litigation as well as professional services related to our second quarter acquisitions.  For the three months ended September 30, 2016, other charges were 4.5% of total revenues.

During the three months ended September 30, 2015, we incurred $1.4 million of other charges primarily related to legal fees for patent litigation.  For the three months ended September 30, 2015, other charges were 3.2% of total revenues.

Interest and Other Loss, net.   Interest and other loss, net was $0.6 million for the three months ended September 30, 2016 compared to $0.4 million for the three months ended September 30, 2015.  The increase was due to our share of our equity method investee’s loss as well as an increase in interest expense due to increased borrowings under the Revolving Loans.

Income Taxes.   At September 30, 2016, our estimated annual effective tax rate was a provision of 4.78% and we had income tax expense of $0.2 million for the three months ended September 30, 2016.  At September 30, 2015, our estimated annual effective tax rate was a provision of 5.57% and $0.1 million of income tax expense was recorded for the three months ended September 30, 2015.

Net Income.   We recognized net income of $4.1 million for the three months ended September 30, 2016 compared to a net income of $2.5 million for the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 and 2015

Revenues.   Total revenues for the nine months ended September 30, 2016 were $154.4 million compared to $131.7 million for the nine months ended September 30, 2015, representing an increase of $22.7 million, or 17.2%.  Healthcare revenue increased $16.8 million due to increased patient volumes as well as higher MCT Medicare pricing.  Research revenue increased $7.4 million due to the acquisition of VirtualScopics.  Technology revenue decreased $1.5 million due to lower sales volume resulting from customers delaying purchases as they await the release of upgraded devices.

Gross Profit.   Gross profit increased to $96.4 million for the nine months ended September 30, 2016 from $78.3 million for the nine months ended September 30, 2015, representing an increase of $18.1 million, or 23.1%.  Gross profit as a percentage of revenues was 62.5% for the nine months ended September 30, 2016 compared to 59.4% for the nine months ended September 30, 2015.  The increase in gross margin percentage was due to Healthcare volume efficiencies and higher MCT Medicare pricing as well as reduced costs related to shipping and device monitoring.  These increases were slightly offset by the impact of our acquisitions, which carry lower profit margins than our existing business.

General and Administrative Expense.   General and administrative expense was $40.6 million for the nine months ended September 30, 2016 compared to $35.1 million for the nine months ended September 30, 2015.  The increase of $5.5 million, or 15.6%, was due to the addition of $2.2 million from our acquired businesses as well as a $2.5 million increase in employee related expenses, a $0.4 million increase in stock-based compensation, a $0.2 million increase in consulting and a $0.2 million increase in legal fees.  As a percent of total revenues, general and administrative expense was 26.3% for the nine months ended September 30, 2016 compared to 26.6% for the nine months ended September 30, 2015.

Sales and Marketing Expense.   Sales and marketing expense was $21.7 million for the nine months ended September 30, 2016 compared to $20.7 million for the nine months ended September 30, 2015.  The increase of $1.0 million, or 4.6%, was due to the addition of $0.7 million from our acquired businesses and a $0.4 million increase in meeting and travel related costs, partially offset by a $0.1 million decrease in employee related costs.  As a percent of total revenues, sales and marketing expense was 14.0% for the nine months ended September 30, 2016 compared to 15.7% for the nine months ended September 30, 2015.

Bad Debt Expense.   Bad debt expense was $7.8 million for the nine months ended September 30, 2016 compared to $6.8 million for the nine months ended September 30, 2015.  The increase of $1.0 million, or 15.2%, was due to the timing of revenues and collections. As a percentage of total revenues, bad debt expense was 5.1% for the nine months ended September 30, 2016 compared to 5.1% for the nine months ended September 30, 2015.  Substantially all of our bad debt expense relates to the Healthcare segment.  Bad debt expense in the Research and Technology segments, which include our recently acquired companies, was minimal and is recorded on a specific account basis.

Research and Development Expense.   Research and development expense was $5.9 million for the nine months ended September 30, 2016 compared to $5.2 million for the nine months ended September 30, 2015.  The increase of $0.7 million, or 14.1%, due to the addition of $0.6 million from our acquired businesses and a $0.1 million increase in consulting costs.  As a percent of total revenues, research and development expense was 3.8% for the nine months ended September 30, 2016 compared to 3.9% for the nine months ended September 30, 2015.

Other Charges.   During the nine months ended September 30, 2016, we incurred $5.8 million of other charges primarily related to legal fees for patent litigation as well as professional services related to our second quarter acquisitions.  For the nine months ended September 30, 2016, other charges were 3.8% of total revenues.

During the nine months ended September 30, 2015, we incurred $4.5 million of other charges.  Legal charges of $4.2 million were primarily related to patent litigation.  The severance and employee related costs of $0.3 million were associated with integration activities surrounding our 2014 acquisitions.  For the nine months ended September 30, 2015, other charges were 3.4% of total revenues.

Interest and Other Loss, net.   Interest and other loss, net was $1.7 million for the nine months ended September 30, 2016 compared to $1.2 million for the nine months ended September 30, 2015.  The increase was due to our share of our equity method investee’s loss as well as an increase in interest expense due to increased borrowings under the Revolving Loans.

Income Taxes.   At September 30, 2016, our estimated annual effective tax rate was a provision of 4.78% and we had income tax expense of $0.5 million for the nine months ended September 30, 2016.  At September 30, 2015, our estimated annual effective tax rate was a provision of 5.57% and $0.3 million of income tax expense was recorded for the nine months ended September 30, 2015, primarily due to a discrete charge related to a deferred tax liability recorded for indefinite-lived intangibles.

Net Income.   We recognized net income of $12.4 million for the nine months ended September 30, 2016 compared to a net income of $4.6 million for the nine months ended September 30, 2015.

Liquidity and Capital Resources

Our Annual Report on Form 10-K for the year ended December 31, 2015 includes a detailed discussion of our liquidity, contractual obligations and commitments.  The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

As of September 30, 2016, our principal source of liquidity was cash and cash equivalents of $32.3 million and net accounts and other receivables of $28.4 million.  We had working capital of $25.7 million as of September 30, 2016.

We generated $26.4 million of cash from operations for the nine months ended September 30, 2016.  Our ongoing operations during this period resulted in net income of $12.4 million, which included $22.6 million of non-cash items primarily related to bad debt, depreciation, amortization and stock-based compensation expense.  These items were partially offset by $8.6 million of cash used for working capital.

We used $26.5 million of cash in investing activities for the nine months ended September 30, 2016.  We used $15.0 million, net of cash acquired, in the acquisition of VirtualScopics and $3.0 million in the acquisition of the ePatch division of DELTA.  In addition, we used $8.5 million of cash for capital purchases primarily related to medical devices in the Healthcare and Research segments for use in our ongoing operations and an investment in internally developed software for the nine months ended September 30, 2016.

In December 2014, we entered into a $25.0 million Term Loans and $15.0 Revolving Loans with Healthcare Financial Solutions, LLC, previously the General Electric Capital Corporation.  During the nine months ended September 30, 2016, we borrowed $14.5 million under the Revolving Loans.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our cash balance as of September 30, 2016 was $32.3 million.  We do not invest in any trading securities, nor do we use derivative financial instruments.

At September 30, 2016, we had $37.6 million of variable rate debt, exclusive of debt discounts and deferred charges, based off of LIBOR rates.  A change in LIBOR rates would result in an incremental change in interest expense.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016 to ensure that information required to be disclosed in these reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The final outcome of any current or future litigation or governmental or internal investigations cannot be accurately predicted, nor can we predict any resulting penalties, fines or other sanctions that may be imposed at the discretion of federal or state regulatory authorities.  We record accruals for such contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the loss can be projected.

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

BIOTELEMETRY, INC.

Date: November 3, 2016	By:	/s/ Heather C. Getz
Heather C. Getz, CPA
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and authorized officer of the Registrant)