Form 10-Q
period 2017-03-31
BioTelemetry, Inc.
filed 2017-05-04
CIK 1574774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of April 26, 2017, 28,655,157 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

BIOTELEMETRY, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED March 31, 2017

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

BIOTELEMETRY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	March 31, 2017	December 31, 2016

ASSETS

Current assets:
Cash and cash equivalents	$25,098	$23,052
Healthcare accounts receivable, net of allowance for doubtful accounts of $12,891 and $12,198, at March 31, 2017 and December 31, 2016, respectively	17,717	14,594
Other accounts receivable, net of allowance for doubtful accounts of $349 and $665, at March 31, 2017 and December 31, 2016, respectively	13,633	12,261
Inventory	4,323	5,176
Prepaid expenses and other current assets	3,267	4,477

Total current assets	64,038	59,560
Property and equipment, net	26,443	25,823
Intangible assets, net	32,574	33,472
Goodwill	41,049	41,068
Deferred tax asset	37,271	36,636
Other assets	3,200	2,425
Total assets	$204,575	$198,984

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,888	$12,425
Accrued liabilities	14,548	13,698
Current portion of capital lease obligations	113	162
Current portion of long-term debt	1,563	1,250
Deferred revenue	4,738	3,972
Total current liabilities	33,850	31,507

Long-term capital lease obligations	110	126
Long-term debt	23,341	23,911
Other long-term liabilities	4,369	4,526
Total liabilities	61,670	60,070

Stockholders’ equity:
Common stock—$.001 par value as of March 31, 2017 and December 31, 2016; 200,000,000 shares authorized as of March 31, 2017 and December 31, 2016; 28,629,951 and 28,261,503 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	29	28
Paid-in capital	285,435	281,642
Accumulated other comprehensive loss	(33)	(34)
Accumulated deficit	(142,526)	(142,722)
Total stockholders’ equity	142,905	138,914
Total liabilities and stockholders’ equity	$204,575	$198,984

See accompanying notes.

BIOTELEMETRY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues:
Healthcare	$42,511	$41,149
Research	9,324	5,393
Technology	4,046	2,098
Total revenues	55,881	48,640

Cost of revenues:
Healthcare	14,648	13,162
Research	5,571	3,255
Technology	2,753	1,596
Total cost of revenues	22,972	18,013

Gross profit	32,909	30,627

Operating expenses:
General and administrative	15,917	12,336
Sales and marketing	7,701	7,545
Bad debt expense	2,791	2,638
Research and development	2,433	1,786
Other charges	1,739	1,788
Total operating expenses	30,581	26,093

Income from operations	2,328	4,534
Interest and other loss, net	(2,998)	(423)

(Loss) income before income taxes	(670)	4,111
Benefit from (provision for) income taxes	866	(14)

Net income	$196	$4,097
Other comprehensive (loss) income:
Foreign currency translation gain	1	2
Comprehensive income	$197	$4,099

Net income per common share:
Basic	$0.01	$0.15
Diluted	$0.01	$0.14
Weighted average number of common shares outstanding:
Basic	28,429,289	27,370,825
Diluted	31,315,317	29,521,471

See accompanying notes.

BIOTELEMETRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net income	$196	$4,097
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	2,791	2,638
Depreciation	2,720	2,587
Non-cash lease expense	(50)	(34)
Deferred income tax benefit	(635)	(106)
Change in fair value of acquisition-related contingent consideration	(605)	—
Stock-based compensation	3,058	1,178
Amortization of intangibles	995	679
Accretion of discount on debt	55	55
Changes in operating assets and liabilities:
Accounts and other receivables	(7,286)	(2,945)
Inventory	810	(487)
Prepaid expenses and other assets	463	108
Accounts payable	463	1,917
Accrued and other liabilities	1,678	(1,505)
Net cash provided by operating activities	4,653	8,182

INVESTING ACTIVITIES
Purchases of property and equipment and investment in internally developed software	(2,967)	(3,513)
Net cash used in investing activities	(2,967)	(3,513)

FINANCING ACTIVITIES
Proceeds related to the exercising of stock options and employee stock purchase plan	2,617	954
Tax payments related to the vesting of shares	(1,881)	(1,371)
Principal payments on long-term debt	(312)	(313)
Principal payments on capital lease obligations	(65)	(84)
Net cash provided by (used in) financing activities	359	(814)
Effect of exchange rate changes on cash	1	—

Net increase in cash and cash equivalents	2,046	3,855
Cash and cash equivalents - beginning of period	23,052	18,986
Cash and cash equivalents - end of period	$25,098	$22,841

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash purchases of property and equipment	$498	$—
Cash paid for interest	$310	$342
Cash paid for taxes	$47	$13

See accompanying notes.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

1.              Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows.  In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and necessary for a fair presentation of BioTelemetry, Inc.’s (“BioTelemetry,” “Company,” “we,” “our” or “us” ) financial position as of March 31, 2017 and December 31, 2016, the results of operations for the three months ended March 31, 2017 and 2016 and cash flows for the three months ended March 31, 2017 and 2016.  The financial data and other information disclosed in these notes to the consolidated financial statements related to the three months ended March 31, 2017 and 2016 are unaudited.  The results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for any future period.

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

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended March 31,
	2017	2016
	(Net income in thousands)
Numerator:
Net income	$196	$4,097
Denominator:
Weighted average shares used in computing basic net income per share	28,429,289	27,370,825
Potential dilutive common shares due to dilutive stock option and restricted stock units	2,886,028	2,150,646
Weighted average shares used in computing diluted net income per share	31,315,317	29,521,471
Net income per share:
Basic net income per share	$0.01	$0.15
Diluted net income per share	$0.01	$0.14

Certain stock options, which are priced higher than the market price of our shares as of March 31, 2017 and 2016, would be anti-dilutive and therefore have been excluded from the weighted average shares used in computing diluted net income per share. These options could become dilutive in future periods.

Fair Value of Financial Instruments

Fair value is defined as the exit price, the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date.  The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as defined below.  Observable inputs are inputs a market participant would use in valuing an asset or liability based on market data obtained from sources independent of the Company.  Unobservable inputs are inputs that reflect the Company’s own assumptions about the factors a market participant would use in valuing an asset or liability developed using the best information available in the circumstances.  The classification of an asset’s or liability’s level within the fair value hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Level 1—Quoted prices in active markets for an identical asset or liability.

Level 2—Inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the asset or liability.

Level 3—Inputs that are unobservable for the asset or liability, based on the Company’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

Our financial instruments consist primarily of cash and cash equivalents, Healthcare accounts receivable, other accounts receivable, accounts payable, short-term debt and long-term debt.  With the exception of the long-term debt, the carrying value of these financial instruments approximates their fair value because of their short-term nature (classified as Level 1).  For long-term debt, based on the borrowing rates currently available, the fair value was determined to be $25,500 as of March 31, 2017.  This is equal to the nominal value, which is the carrying value, exclusive of debt discount and deferred charges (classified as Level 2).

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

Equity Method Investments

We account for investments using the equity method of accounting if the investment provides us the ability to exercise significant influence, but not control, over the investee.  Significant influence is generally deemed to exist if the Company’s ownership interest in the voting stock of the investee ranges between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate.  Under the equity method of accounting, the investment is recorded at cost in the consolidated balance sheet as a component of other assets and is periodically adjusted for capital contributions, dividends received and our share of the investee’s earnings or losses together with other-than-temporary impairments which are recorded as a component of interest and other loss, net in the consolidated statements of operations and comprehensive income.

Goodwill and Acquired Intangible Assets

Goodwill is the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in a business combination. In accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”), goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. Initially, we qualitatively assess whether it is more-likely-than-not that an impairment exists for each reporting unit.  Such qualitative factors can include, among others, industry and market conditions, present and anticipated sales and cost factors, overall financial performance and relevant entity-specific events.  If we conclude based on our qualitative assessment that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, we perform a two-step impairment test in accordance with ASC 350. In the first step, we compare the fair value of our reporting units to the carrying value of the reporting units.  If the carrying value of the net assets assigned to the reporting units exceeds the fair value of the reporting units, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting units’ goodwill.  If the carrying value of the reporting units’ goodwill exceeds the implied fair value of those reporting units, an impairment loss equal to the difference is recorded.

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

Accounting Pronouncements Recently Adopted

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

We elected to early adopt the standard during the fourth quarter of 2016. The standard requires the recognition of any pre-adoption date net operating loss (“NOL”) carryforwards from share-based compensation arrangements to be recognized on a modified retrospective basis, through an opening retained earnings adjustment on January 1, 2016. Any income tax effects from share-based compensation arrangements arising after January 1, 2016 will be recognized prospectively in the income statement during the period of adoption.

Upon adoption, we recognized all previously unrecognized tax benefits which resulted in a cumulative-effect adjustment of $1,752 to our accumulated deficit. These previously unrecognized tax benefits were recorded as a deferred tax asset, which was fully offset by a valuation allowance on January 1, 2016, thus there was no net impact from the adoption of ASU 2016-09 as of the same date. In addition, we recognized excess tax benefits as an adjustment to our previously reported (provision for) income taxes of $127 for the three months ended March 31, 2016. Corresponding adjustments were recorded in the operating section of our statement of cash flows for the three months ended March 31, 2016. The weighted average number of common shares outstanding for calculating diluted net income per share increased by 339,595 for the three months ended March 31, 2016.

Our adoption of the standard did not have any impact to our consolidated statements of cash flows as no NOL carryforwards from share-based compensation arrangements were recognized prior to January 1, 2016, due to our use of the “with and without” method of accounting for equity-generated NOL carryforwards. We have elected to continue to estimate forfeitures under the true-up provision of ASC 718.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The standard requires inventory to be measured at the lower of cost or net realizable value. The guidance will not apply to inventories for which cost is determined using the last-in, first-out method or the retail inventory method. The adoption of this standard did not have a material impact on our consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The standard eliminates step two in the current two-step impairment test under ASC 350. Under the new standard, a goodwill impairment will be recorded for any excess of a reporting unit’s carrying value over its fair value. A prospective transition approach is required. The standard is effective for annual and interim reporting periods beginning after December 15, 2019 with early adoption permitted for annual and interim goodwill impairment testing dates after January 1, 2017. We plan to early adopt the standard at the time of our 2017 goodwill impairment testing date and do not expect the standard to have a material impact on our consolidated financial statements.

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

2.    Acquisitions

Telcare, Inc.

On December 1, 2016, the Company, through its wholly-owned subsidiary BioTelemetry Care Management, LLC, entered into the Agreement with Telcare pursuant to which the Company acquired the stock of Telcare Medical Supply, Inc. and certain assets of Telcare. Inc. The total consideration paid at closing amounted to $7,000 in cash, with the potential for a performance-based earn out up to $5,000 upon reaching certain financial milestones. The fair value of the total consideration transferred in the acquisition, including contingent consideration, was $9,700 at the acquisition date.

The acquisition of Telcare provides us the opportunity to apply our expertise in remote monitoring to the diabetes market and increases our presence in the digital population health management market. We accounted for the transaction as a business combination, and as such, all assets acquired and liabilities assumed were recorded at their estimated fair values. The excess of the fair value of the purchase price over the fair value of the net assets acquired has been recognized as goodwill, which represents the expected future benefits arising from the assembled workforce and other synergies attributable to cost savings opportunities. The Company recognized $3,339 of goodwill as a result of the acquisition, all of which has been assigned to the Technology segment. We expect $578 of this goodwill will be deductible for tax purposes.

The amounts below represent our preliminary fair value estimates as of March 31, 2017 and are subject to subsequent adjustment as additional information is obtained during the applicable measurement period. The primary areas of these preliminary estimates that are not yet finalized related to certain tangible assets acquired and liabilities assumed, including deferred taxes and inventory, as well as the identifiable intangible assets. The Company expects to finalize all accounting for the acquisition of Telcare within one year of the acquisition date.

The total consideration and related preliminary allocation for Telcare is summarized as follows:

	Amount	Weighted Average Life (Years)
Fair value of assets acquired:
Other accounts receivable	$235
Inventory	1,791
Prepaid expenses and other current assets	1,261
Property and equipment	55
Other assets	933
Identifiable intangible assets:
Customer relationships	400	5
Technology	2,000	5
Tradename	400	Indefinite
Total identifiable intangible assets	2,800
Total assets acquired	7,075
Fair value of liabilities assumed:
Accounts payable	459
Accrued liabilities	206
Deferred revenue	49
Total liabilities assumed	714
Total identifiable net assets	6,361
Goodwill	3,339
Net assets acquired	$9,700

The following unaudited pro forma financial information has been prepared using historical financial results of the Company and Telcare as if the acquisition had occurred as of January 1, 2016. Certain adjustments related to the elimination of transaction costs, as well as the addition of depreciation and amortization related to fair value adjustments on the tangible and identifiable intangible assets acquired, have been reflected for the purposes of the unaudited pro forma financial information presented below. We believe the assumptions used in preparing the unaudited pro forma financial information are reasonable, but not necessarily indicative of actual results should the acquisition have occurred on January 1, 2016.

Pro forma financial information for the periods presented is summarized as follows:

Three Months Ended March 31, 2016
Revenue	$49,759
Net income	$2,980
Net income per common share:
Basic	$0.11
Diluted	$0.10
Weighted average number of common shares outstanding:
Basic	27,370,825
Diluted	29,521,471

Contingent Consideration

The Agreement includes the potential for a performance-based earn out up to $5,000 upon reaching certain milestones. The fair value of the contingent consideration associated with the Telcare acquisition was $2,700 as of the acquisition date and at March 31, 2017 and is included as a component of other liabilities in the accompanying consolidated balance sheets.

The following summarizes the changes in our contingent consideration during the year ended December 31, 2016:

Total Contingent Consideration
Balance at December 31, 2016	$2,700
Change in fair value of acquisition-related contingent consideration	—
Balance at March 31, 2017	$2,700

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

The acquisition of VirtualScopics expands the Company’s existing clinical research offerings and gives the Company further access to established customer relationships.  We accounted for the transaction as a business combination, and as such, all assets acquired and liabilities assumed were recorded at their estimated fair values.  The excess of the consideration paid over the fair value of the net assets acquired has been recognized as goodwill, which represents the expected future benefits arising from the assembled workforce and other synergies attributable to cost savings opportunities.  The Company recognized $4,698 of goodwill as a result of the acquisition, all of which has been assigned to the Research segment.  We do not expect that any of this goodwill will be deductible for tax purposes.

The amounts below represent our preliminary fair value estimates as of March 31, 2017 and are subject to subsequent adjustment as additional information is obtained during the applicable measurement period.  The primary areas of these preliminary estimates that are not yet finalized relate to certain tangible assets acquired and liabilities assumed, as well as the identifiable intangible assets.  The Company expects to finalize all accounting for the acquisition of VirtualScopics within one year of the acquisition date

The total consideration and related allocation for VirtualScopics is summarized as follows:

		Weighted
		Average Life
	Amount	(Years)
Fair value of assets acquired:
Cash and cash equivalents	$849
Other accounts receivable	3,679
Inventory	111
Prepaid expenses and other current assets	396
Property and equipment	500
Identifiable intangible assets:
Customer relationships	5,200	12
Technology	2,000	10
Backlog	3,100	4
Total identifiable intangible assets	10,300
Total assets acquired	15,835
Fair value of liabilities assumed:
Accounts payable	325
Accrued liabilities	3,008
Current portion of capital lease obligations	59
Current portion of long-term debt	91
Deferred revenue	700
Deferred taxes	272
Long-term capital lease obligations	162
Long-term debt	97
Total liabilities assumed	4,714
Total identifiable net assets	11,121
Goodwill	4,698
Net assets acquired	$15,819

The following unaudited pro forma financial information has been prepared using historical financial results of the Company and VirtualScopics as if the acquisition had occurred as of January 1, 2016.  Certain adjustments related to the elimination of transaction costs and acquisition related indebtedness, as well as the addition of depreciation and amortization related to fair value adjustments on the tangible and identifiable intangible assets acquired, have been reflected for the purposes of the unaudited pro forma financial information presented below.  No adjustments for synergies or certain other expected benefits of the acquisition have been included.  We believe the assumptions used in preparing the unaudited pro forma financial information are reasonable, but not necessarily indicative of actual results should the acquisition have occurred on January 1, 2016.

Pro forma financial information for the periods presented is summarized as follows:

Three Months Ended March 31, 2016
Revenue	$52,496
Net income	$5,103
Net income per common share:
Basic	$0.19
Diluted	$0.17
Weighted average number of common shares outstanding:
Basic	27,370,825
Diluted	29,521,471

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

The amounts below represent our final fair value estimates, which were completed in the first quarter of 2017.  The total consideration and related allocation for the ePatch acquisition is summarized as follows:

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

Contingent Consideration

The APA includes the potential for a performance based earn out up to $3,000 upon reaching certain milestones.  The fair value of the contingent consideration associated with the ePatch acquisition was $0 and $605 at March 31, 2017 and December 31, 2016, respectively, and is included as a component of other liabilities in the accompanying consolidated balance sheets.

The following summarizes the changes in our contingent consideration during the three months ended March 31, 2017:

Total Contingent Consideration
Balance at December 31, 2016	$605
Change in fair value of acquisition-related contingent consideration	(605)
Balance at March 31, 2017	$—

3.    Inventory

Inventory consists of the following:

	March 31, 2017	December 31, 2016
Raw materials	$2,948	$2,866
Finished goods	1,375	2,310
Total inventory	$4,323	$5,176

Inventory, which includes purchased parts, materials, direct labor and applied manufacturing overhead, is stated at the lower of cost or net realizable value, with cost determined by use of the first-in, first-out method.

4.    Goodwill

Goodwill was recognized at the time of our acquisitions.  The carrying amount of goodwill as of March 31, 2017 and December 31, 2016 was $41,049 and $41,068, respectively.  The decrease in goodwill during the three months ended March 31, 2017 relates to purchase period adjustments relate to our 2016 acquisitions, primarily the December acquisition of Telcare.

The changes in the carrying amounts of goodwill by segment were as follows:

	Reporting Segment
	Healthcare	Research	Technology	Total
Balance at December 31, 2016	$14,724	$16,643	$9,701	$41,068
Goodwill adjustments related to 2016 acquisitions	—	5	(24)	(19)
Balance at March 31, 2017	$14,724	$16,648	$9,677	$41,049

5.    Equity Method Investment

In December 2015, we acquired an ownership interest in Well Bridge Health, Inc. (“WellBridge”) through the conversion of an outstanding note receivable and the related accrued interest.  The investment is accounted for under the equity method. In December 2015, the equity method basis difference of $891 was allocated to equity method goodwill. As of March 31, 2017, our investment in WellBridge represented 30% of its outstanding stock.  A summary of our investment in Wellbridge is as follows:

	Three Months Ended March 31,
	2017	2016
January 1 balance	$1,125	$1,100
Our share of the investee’s losses	(96)	(21)
March 31 balance	$1,029	$1,079

6.              Credit Agreement

On December 30, 2014, we entered into a Credit Agreement with Healthcare Financial Solutions, LLC (“HFS”), previously the General Electric Capital Corporation, as agent for the lenders (“Lenders”), and as a lender and swingline lender.  Pursuant to the Credit Agreement, the Lenders agreed to make loans to us as follows:  (i) Term Loans in an amount of $25,000 as of the closing date with an uncommitted ability to increase such Term Loans up to an amount not to exceed $10,000 and (ii) Revolving Loans up to $15,000.  As of both March 31, 2017 and December 31, 2016, $3,000 was drawn on the Revolving Loans.  The loan, inclusive of Term Loans and Revolving Loans, is recorded on our consolidated balance sheets as of March 31, 2017 in the amount of $24,903, which is net of a debt discount and deferred charges of $597.

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

The Credit Agreement contains affirmative and financial covenants regarding the operations of our business and certain negative covenants that, among other things, limit our ability to incur additional indebtedness, grant certain liens, make certain investments, merge or consolidate, make certain restricted payments and engage in certain asset dispositions, including a sale of all, or substantially all, of our property.  As of March 31, 2017, we were in compliance with all covenants.

7.              Stockholders’ Equity

Stock-Based Compensation

Stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”) and performance stock options (“PSOs”) are granted under the BioTelemetry, Inc. 2008 Equity Incentive Plan (“EIP”).  In January 2017, the number of shares available for grant was increased by 1,130,460 shares, per the EIP documents.  At March 31, 2017, 3,725,477 shares remain available for grant under the EIP.  We recognized $3,058 and $1,178 of stock-based compensation expense for the three months ended March 31, 2017 and 2016, respectively.

Stock option and RSU activity is summarized as follows:

	Stock Options		RSUs
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value
Stock outstanding as of December 31, 2016	3,568,434	$7.82	592,349	$9.86
Granted	173,881	24.12	78,991	24.65
Cancelled/forfeited	—	—	—	—
Exercised/vested	(191,998)	7.45	(176,362)	8.89
Stock outstanding as of March 31, 2017	3,550,317	$8.64	494,978	$12.57

Performance Stock option and PSU activity is summarized as follows:

	Performance Stock Options		PSUs
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value
Stock outstanding as of December 31, 2016	100,000	$18.33	132,992	$8.68
Vested	100,000	21.45	—	—
Cancelled/forfeited	—	—	(132,992)	8.68
Exercised	(30,000)	18.33	—	—
Stock outstanding as of March 31, 2017	170,000	$20.17	—	$—

Stock-based compensation expense is only recognized for outstanding PSUs where the performance conditions are deemed probable for achievement. For PSUs deemed probable for achievement, stock-based compensation expense is recognized ratably over the expected vesting period. For the three months ended March 31, 2017 and 2016 we incurred PSU expenses of $0 and $89, respectively.

Performance stock options (“PSOs”) are valued and stock-based compensation expense is only recognized once the performance conditions of the outstanding PSOs have been met. For the three months ended March 31, 2017 and 2016, we incurred PSO expenses of $1,533 and $0, respectively.

Employee Stock Purchase Plan

In the three months ended March 31, 2017, 47,966 shares were purchased in accordance with the Employee Stock Purchase Plan (“ESPP”). Net proceeds from the issuance of shares of common stock under the ESPP for the three months ended March 31, 2017 were $636. In January 2017, the number of shares available for grant was increased by 282,615 shares, per the ESPP documents. At March 31, 2017, 859,825 shares remain available for purchase under the ESPP.

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

We account for expenses associated with integration and certain litigation as other charges as incurred.  These expenses were primarily a result of legal fees related to patent litigation in which we are the plaintiff and activities surrounding our acquisitions.  Other charges are costs that are not considered necessary to the ongoing business operations. For the three months ending March 31, 2017, other charges has been partially offset by a reduction in contingent consideration. A summary of these expenses is as follows:

	Three Months Ended March 31,
	2017	2016
Legal fees	$982	$1,369
Professional fees	1,160	168
Severance and employee related costs	185	251
Change in contingent consideration	(605)	—
Other costs	17	—
Total	$1,739	$1,788

9.              Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur.  We review and update our estimated annual effective tax rate each quarter.  Income tax benefit of $866 was recorded for the three months ended March 31, 2017, primarily due to a discrete benefit recorded for equity compensation deductions under ASU 2016-09.  We recorded a tax provision of $14 for the three months ended March 31, 2016, primarily due to Alternative Minimum Tax (“AMT”) levied on taxable income, net of allowable AMT net operating loss carryovers.

At March 31, 2017 and December 31, 2016, we had deferred tax assets, net of deferred tax liabilities and valuation allowance, of $37,271 and $36,636, respectively.

10.       Segment Information

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

For the three months ended:

	Healthcare	Research	Technology	Corporate and Other	Consolidated
March 31, 2017
Revenues	$42,511	$9,324	$4,046	—	$55,881
Intersegment revenues	—	—	4,210	$(4,210)	—
Income (loss) before income taxes	13,979	378	1,481	(16,508)	(670)
Depreciation and amortization	2,861	1,033	243	(422)	3,715
Capital expenditures	2,890	—	77	—	2,967

	Healthcare	Research	Technology	Corporate and Other	Consolidated
March 31, 2016
Revenues	$41,149	$5,393	$2,098	—	$48,640
Intersegment revenues	—	—	3,392	(3,392)	—
Income (loss) before income taxes	14,200	18	946	(11,053)	4,111
Depreciation and amortization	2,481	804	50	(69)	3,266
Capital expenditures	2,690	809	14	—	3,513

11.       United States Department of Health and Human Services Settlement

In 2011, we experienced the theft of two unencrypted laptop computers and, as a result, were required to provide notices under the HIPAA Breach Notification Rule to the United States Department of Health and Human Services’ Office for Civil Rights (“OCR”).  During the first quarter of 2017, the OCR concluded its investigation into the matter and reached a settlement agreement with the Company.  Per the agreement, BioTelemetry will pay the OCR $2,500 and agreed to submit a two-year corrective action plan regarding the Company’s HIPAA compliance program.  We did not admit any liability or wrongdoing.  As a result of the settlement, we recorded a non-operating charge of $2,500 to Interest and other loss, net in the consolidated statements of operations and is included in accrued liabilities on the balance sheet as of March 31, 2017.

12.       Subsequent Events

On April 9, 2017, we entered into a transaction agreement governing the proposed acquisition of all of the outstanding shares of LifeWatch AG (“LifeWatch”), a Swiss corporation, with a nominal value of CHF 1.30 each. The per-share consideration for the tendered LifeWatch Shares will be comprised, at the election of each LifeWatch shareholder, of either (i) 0.1457 shares of BioTelemetry Common Stock, along with CHF10.00 in cash, or alternatively (ii) 0.2185 shares of BioTelemetry Common Stock along with CHF8.00 in cash.  The acquisition will be funded by a combination of cash on hand, BioTelemetry Common Stock and debt.  We have obtained a fully underwritten commitment from SunTrust Banks, Inc. and KeyBanc Capital Markets Inc. for a $205 million Term A Loan and expect to enter into a loan agreement in conjunction with the closing of the tender offer.

The consummation of the offer is subject to customary closing conditions, including the tender of such number of LifeWatch Shares that represent at least 67% of all issued and outstanding LifeWatch Shares; clearance by relevant merger control authorities; the absence of a material adverse effect with respect to LifeWatch; the absence of certain adverse resolutions by the general shareholders’ meeting of LifeWatch; resignation of all current members of the board of directors of LifeWatch and election of Biotelemetry’s nominees to LifeWatch’s board of directors; and absence of any judgment, decision, order or any other authoritative measure of a competent court or governmental authority temporarily or permanently preventing, prohibiting or declaring illegal the Offer or its settlement. The consummation of the Offer is also subject to the approval of our board of directors or shareholders (if required) of the issuance of the shares of Biotelemetry Common Stock pursuant to the Offer, and the approval of the shares of Biotelemetry Common Stock issuable upon consummation of the Offer for listing on NASDAQ Global Select Market.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016, and in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements.  This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties.  Our actual results and the timing of certain events could differ materially from those contained in these forward-looking statements due to a number of factors, including, but not limited to, those set forth herein and elsewhere in this report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”).  See the “Forward-Looking Statements” section at the beginning of this report.

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

Recent Acquisitions

On December 1, 2016, the Company entered into a Share and Asset Purchase Agreement (“Agreement”) with Telcare, Inc. (“Telcare”) pursuant to which the Company acquired the stock of Telcare Medical Supply, Inc. and certain assets of Telcare. The total consideration paid at closing amounted to $7.0 million in cash, with the potential for a performance-based earn out up to $5.0 million upon reaching certain milestones, as defined in the Agreement. The fair value of the total consideration transferred in the acquisition, including contingent consideration, was $9.7 million at the acquisition date. Telcare is included in the Technology segment.

On May 11, 2016, the Company completed the acquisition of VirtualScopics, Inc. (“VirtualScopics”), a leading provider of clinical trial imaging solutions. The all cash Tender Offer commenced on April 8, 2016 and ended on May 9, 2016, pursuant to which the business and operations of VirtualScopics were acquired by the Company. The total consideration paid at closing amounted to $15.0 million, net of cash acquired of $0.8 million. VirtualScopics is included in the Research segment.

On April 1, 2016, the Company entered into an Asset Purchase Agreement (“APA”) with DELTA Danish Electronics, Light, and Acoustics (“DELTA”), pursuant to which the Company acquired substantially all of the assets of the ePatch division of DELTA, inclusive of all products and indications currently under development. The total consideration paid at closing amounted to $3.0 million in cash and 244,519 shares of the Company’s common stock valued at $2.9 million. In addition, there is the potential for a performance-based earn out up to $3.0 million upon reaching certain milestones, as defined in the APA. The fair value of the total consideration transferred in the acquisition, including contingent consideration, was $6.5 million at the acquisition date. ePatch is included in the Technology segment.

Revenue Recognition

Healthcare

Healthcare revenue includes revenue from MCT, wireless and trans-telephonic event, Holter, Pacemaker and INR monitoring services.  We receive a significant portion of our revenue from third-party commercial insurance organizations and governmental entities.  We also receive reimbursement directly from patients through co-pays and self-pay arrangements.  Billings for services reimbursed by contracted third-party payors, including Medicare, are recorded as revenue, net of contractual allowances.  Adjustments to the estimated receipts, based on final settlement with the third-party payors, are recorded upon settlement.  If we do not have sufficient historical information regarding collectability from a given payor to support revenue recognition at the time of service, revenue is recognized when cash is received.  Unearned amounts are appropriately deferred until the service has been completed.  For the three months ended March 31, 2017 and 2016, revenue from Medicare as a percentage of our Healthcare revenue was 40.3% and 41.7%, respectively.

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

We write-off receivables when the likelihood for collection is remote and when we believe collection efforts have been fully exhausted and we do not intend to devote additional resources in attempting to collect. We perform write-offs on a monthly basis.  In the Healthcare segment, we wrote off $2.0 million and $2.6 million of receivables for the three months ended March 31, 2017 and 2016, respectively.  The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts.  There were no material write-offs in the Research and Technology segments.  We recorded bad debt expense of $2.8 million and $2.6 million, respectively, for the three months ended March 31, 2017 and 2016.

Other Charges

We account for expenses associated with our acquisitions and certain litigation as other charges as incurred. These expenses were primarily a result of legal fees related to patent litigation in which we are the plaintiff and activities surrounding our acquisitions. Other charges are costs that are not considered necessary to the ongoing business operations.

Results of Operations

Three Months Ended March 31, 2017 and 2016

Revenues.   Total revenues for the three months ended March 31, 2017 were $55.9 million compared to $48.6 million for the three months ended March 31, 2016, reflecting an increase of $7.3 million, or 14.9%.  Healthcare revenue increased $1.4 million due to increased patient volumes and a favorable product mix, partially offset by a reduction in MCT Medicare pricing effective January 1, 2017.  Research revenue increased $3.9 million, due to the acquisition of VirtualScopics which occurred during the second quarter of 2016. Technology revenue increased $2.0 million, due to the acquisition of Telcare during the fourth quarter of 2016.

Gross Profit.   Gross profit increased to $32.9 million for the three months ended March 31, 2017 from $30.6 million for the three months ended March 31, 2016, reflecting an increase of $2.3 million, or 7.5%.  Gross profit as a percentage of revenues was 58.9% for the three months ended March 31, 2017 compared to 63.0% for the three months ended March 31, 2016.  The decrease in gross margin percentage was due to the impact of our acquisitions, which carry lower profit margins than our existing business, as well as the aforementioned reduction in MCT Medicare pricing effective January 1, 2017.

General and Administrative Expense.   General and administrative expense was $15.9 million for the three months ended March 31, 2017 compared to $12.3 million for the three months ended March 31, 2016.  The increase of $3.6 million, or 29.0%, was due to the addition of $1.8 million from our acquired businesses as well as $1.5 million of stock compensation expense related to a performance bonus awarded to a third-party and a $0.3 million increase in consulting and professional services.  As a percent of total revenues, general and administrative expense was 28.5% for the three months ended March 31, 2017 compared to 25.4% for the three months ended March 31, 2016.

Sales and Marketing Expense.   Sales and marketing expense was $7.7 million for the three months ended March 31, 2017 compared to $7.5 million for the three months ended March 31, 2016. The increase of $0.2 million, or 2.1%, was due to the addition of $0.3 million from our acquired businesses and a $0.3 million increase related to the creation of our strategic sales group, partially offset by a $0.4 million decrease in meeting and travel expenses. As a percent of total revenues, sales and marketing expense was 13.8% for the three months ended March 31, 2017 compared to 15.5% for the three months ended March 31, 2016.

Bad Debt Expense.   Bad debt expense was $2.8 million for the three months ended March 31, 2017 compared to $2.6 million for the three months ended March 31, 2016. The increase of $0.2 million, or 5.8%, was due to the timing of revenues and collections.  As a percentage of total revenues, bad debt expense was 5.0% for the three months ended March 31, 2017 compared to 5.4% for the three months ended March 31, 2016.  Substantially all of our bad debt expense relates to the Healthcare segment.  Bad debt expense in the Research and Technology segments, which include our recently acquired companies, was minimal and is recorded on a specific account basis.

Research and Development Expense.   Research and development expense was $2.4 million for the three months ended March 31, 2017 compared to $1.8 million for the three months ended March 31, 2016. The increase of $0.6 million, or 36.2%, was due entirely to the addition of our acquired businesses. As a percent of total revenues, research and development expense was 4.4% for the three months ended March 31, 2017 compared to 3.7% for the three months ended March 31, 2016.

Other Charges.   During the three months ended March 31, 2017, we incurred $1.7 million of other charges primarily related to professional service fees related to our pending and prior year acquisitions.  These charges were partially offset by a $0.6 million decrease in fair value of acquisition-related contingent consideration. For the three months ended March 31, 2017, other charges were 3.1% of total revenues.

During the three months ended March 31, 2016, we incurred $1.8 million of other charges primarily related to legal fees for patent litigation as well as professional services related to our acquisitions.  For the three months ended March 31, 2016, other charges were 3.7% of total revenue.

Interest and Other Loss, net.   Interest and other loss, net was $3.0 million for the three months ended March 31, 2017 compared to $0.4 million for the three months ended March 31, 2016.  The increase was due to a non-operating charge of $2.5 million recorded for a settlement with the Office for Civil Rights related to the theft of two unencrypted laptop computers in 2011.

Income Taxes.   For the three months ended March 31, 2017, we recognized an income tax benefit of $0.9 million. After considering windfall benefits from the exercise of stock options, we expect our 2017 annual effective tax rate to be in the range of 38% to 40%, absent changes in tax laws or significant changes in uncertain tax positions. For the three months ended March 31, 2016, we recorded a minimal income tax expense.

Net (Loss) Income.   We recognized net income of $0.2 million for the three months ended March 31, 2017 compared to net income of $4.1 million for the three months ended March 31, 2016.

Liquidity and Capital Resources

Our Annual Report on Form 10-K for the year ended December 31, 2016 includes a detailed discussion of our liquidity, contractual obligations and commitments.  The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

As of March 31, 2017, our principal source of liquidity was cash and cash equivalents of $25.1 million and net healthcare and other accounts receivables of $31.4 million.  We had working capital of $30.2 million as of March 31, 2017.

We generated $4.7 million of cash from operations for the three months ended March 31, 2017.  Our ongoing operations during this period resulted in a net income of $0.2 million, which included $8.3 million of non-cash items primarily related to bad debt, depreciation, amortization and stock-based compensation expense.  These items were partially offset by $3.9 million of cash used for working capital.

We used $3.0 million of cash in investing activities for the three months ended March 31, 2017.  We used $3.0 million of cash for capital purchases primarily related to medical devices in the Healthcare and Research segments for use in our ongoing operations and an investment in internally developed software for the three months ended March 31, 2017.

In December 2014, we entered into a $25.0 million Term Loan and $15.0 million Revolving Loan with Healthcare Financial Solutions, LLC, previously the General Electric Capital Corporation.  At March 31, 2017, $3.0 million was drawn under the Revolving Loan.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our cash balance as of March 31, 2017 was $25.1 million.  We do not invest in any trading securities, nor do we use derivative financial instruments.

At March 31, 2017, we had $25.5 million of variable rate debt, exclusive of debt discounts and deferred charges, based off of LIBOR rates.  A change in LIBOR rates would result in an incremental change in interest expense.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017 to ensure that information required to be disclosed in these reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In evaluating an investment in BioTelemetry common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2016, as well as the information contained in this Quarterly Report and other reports and registration statements filed by us with the SEC.

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

BIOTELEMETRY, INC.

Date: May 4, 2017	By:	/s/ Heather C. Getz
Heather C. Getz, CPA
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and authorized officer of the Registrant)