Form 10-Q
period 2017-06-30
BioTelemetry, Inc.
filed 2017-08-08
CIK 1574774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 1, 2017, 32,360,096 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

BIOTELEMETRY, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED June 30, 2017

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

BIOTELEMETRY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	June 30, 2017	December 31, 2016

ASSETS

Current assets:
Cash and cash equivalents	$26,898	$23,052
Healthcare accounts receivable, net of allowance for doubtful accounts of $13,407 and $12,198, at June 30, 2017 and December 31, 2016, respectively	15,071	14,594
Other accounts receivable, net of allowance for doubtful accounts of $429 and $665, at June 30, 2017 and December 31, 2016, respectively	13,857	12,261
Inventory	4,121	5,176
Prepaid expenses and other current assets	5,925	4,477
Total current assets	65,872	59,560

Property and equipment, net	26,695	25,823
Intangible assets, net	31,625	33,472
Goodwill	40,963	41,068
Deferred tax asset	36,925	36,636
Other assets	1,872	2,425
Total assets	$203,952	$198,984

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,188	$12,425
Accrued liabilities	15,905	13,698
Current portion of capital lease obligations	63	162
Current portion of long-term debt	1,875	1,250
Deferred revenue	5,365	3,972
Total current liabilities	32,396	31,507

Long-term capital lease obligations	93	126
Long-term debt	22,770	23,911
Other long-term liabilities	1,917	4,526
Total liabilities	57,176	60,070

Stockholders’ equity:
Common stock—$.001 par value as of June 30, 2017 and December 31, 2016; 200,000,000 shares authorized as of June 30, 2017 and December 31, 2016; 28,744,176 and 28,261,503 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	29	28
Paid-in capital	287,562	281,642
Accumulated other comprehensive loss	(15)	(34)
Accumulated deficit	(140,800)	(142,722)
Total stockholders’ equity	146,776	138,914
Total liabilities and stockholders’ equity	$203,952	$198,984

See accompanying notes.

BIOTELEMETRY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Healthcare	$44,070	$42,165	$86,581	$83,314
Research	9,562	7,896	18,886	13,289
Technology	4,497	2,619	8,543	4,717
Total revenues	58,129	52,680	114,010	101,320

Cost of revenues:
Healthcare	14,375	13,470	29,023	26,632
Research	5,581	4,447	11,152	7,702
Technology	2,206	1,842	4,959	3,438
Total cost of revenues	22,162	19,759	45,134	37,772

Gross profit	35,967	32,921	68,876	63,548

Operating expenses:
General and administrative	14,366	14,388	30,283	26,724
Sales and marketing	7,631	7,124	15,332	14,669
Bad debt expense	2,416	2,664	5,207	5,302
Research and development	2,515	1,965	4,948	3,751
Other charges	4,651	1,659	6,390	3,447
Total operating expenses	31,579	27,800	62,160	53,893

Income from operations	4,388	5,121	6,716	9,655
Interest and other loss, net	(1,392)	(633)	(4,390)	(1,056)

Income before income taxes	2,996	4,488	2,326	8,599
(Provision for) benefit from income taxes	(1,270)	209	(404)	195

Net income	$1,726	$4,697	$1,922	$8,794
Other comprehensive income:
Foreign currency translation gain (loss)	18	(150)	19	(148)
Comprehensive income	$1,744	$4,547	$1,941	$8,646

Net income per common share:
Basic	$0.06	$0.17	$0.07	$0.32
Diluted	$0.05	$0.15	$0.06	$0.29
Weighted average number of common shares outstanding:
Basic	28,687,064	27,960,776	28,558,134	27,665,800
Diluted	31,672,842	30,516,302	31,494,079	30,018,887

See accompanying notes.

BIOTELEMETRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$1,922	$8,794
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	5,207	5,302
Depreciation	5,551	5,257
Non-cash lease (benefit) expense	(102)	27
Deferred income tax expense (benefit)	3	(444)
Change in fair value of acquisition-related contingent consideration	(605)	—
Change in fair value of derivative instrument	898	—
Equity method investment loss	196	114
Stock-based compensation	4,200	2,619
Amortization of intangibles	1,989	1,673
Accretion of discount on debt	110	109
Changes in operating assets and liabilities:
Healthcare and other accounts receivables	(7,280)	(5,866)
Inventory	845	(786)
Prepaid expenses and other assets	(289)	391
Accounts payable	(3,237)	1,789
Accrued and other liabilities	1,325	(1,453)
Net cash provided by operating activities	10,733	17,526

INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	—	(17,970)
Purchases of property and equipment and investment in internally developed software	(6,197)	(5,692)
Purchases of derivative instrument	(1,322)	—
Investment in equity method investee	(350)	—
Net cash used in investing activities	(7,869)	(23,662)

FINANCING ACTIVITIES
Proceeds related to the exercising of stock options and employee stock purchase plan	3,602	1,236
Tax payments related to the vesting of shares	(1,881)	(2,325)
Borrowings under revolving loans	—	14,500
Principal payments on long-term debt	(626)	(635)
Principal payments on capital lease obligations	(132)	(183)
Net cash provided by (used in) financing activities	963	12,593
Effect of exchange rate changes on cash	19	—

Net increase in cash and cash equivalents	3,846	6,457
Cash and cash equivalents - beginning of period	23,052	18,986
Cash and cash equivalents - end of period	$26,898	$25,443

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash purchases of property and equipment	$498	$—
Cash paid for interest	$648	$654
Cash paid for taxes	$1,232	$132

See accompanying notes.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

1.              Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows.  In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and necessary for a fair presentation of BioTelemetry, Inc.’s (“BioTelemetry,” “Company,” “we,” “our” or “us” ) financial position as of June 30, 2017 and December 31, 2016, the results of operations for the three months and six months ended June 30, 2017 and 2016 and cash flows for the six months ended June 30, 2017 and 2016.  The financial data and other information disclosed in these notes to the consolidated financial statements related to the three and six months ended June 30, 2017 and 2016 are unaudited.  The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for any future period.

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

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income	$1,726	$4,697	$1,922	$8,794
Denominator:
Weighted average shares used in computing basic net income per share	28,687,064	27,960,776	28,558,134	27,665,800
Potential dilutive common shares due to dilutive stock option and restricted stock units	2,985,778	2,555,526	2,935,945	2,353,087
Weighted average shares used in computing diluted net income per share	31,672,842	30,516,302	31,494,079	30,018,887
Net income per share:
Basic net income per share	$0.06	$0.17	$0.07	$0.32
Diluted net income per share	$0.05	$0.15	$0.06	$0.29

Certain stock options, which are priced higher than the market price of our shares as of June 30, 2017 and 2016, would be anti-dilutive and therefore have been excluded from the weighted average shares used in computing diluted net income per share. These options could become dilutive in future periods.

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

Our financial instruments consist primarily of cash and cash equivalents, Healthcare accounts receivable, other accounts receivable, accounts payable, short-term debt and long-term debt.  With the exception of the long-term debt, the carrying value of these financial instruments approximates their fair value because of their short-term nature (classified as Level 1).  For long-term debt, based on the borrowing rates currently available, the fair value was determined to be $25,188 as of June 30, 2017.  This is equal to the nominal value, which is the carrying value, exclusive of debt discount and deferred charges (classified as Level 2).

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

In addition to the recurring fair value measurements, the fair value of assets acquired and liabilities assumed in connection with a business combination are recorded at the acquisition date, primarily using a discounted cash flow model (classified as Level 3).  This valuation technique requires the Company to make certain assumptions, including, but not limited to, future operating performance and cash flows, royalty rate and other such variables which are discounted to present value using a discount rate that reflects the risk factors associated with future cash flow, the characteristics of the assets acquired and liabilities assumed and the experience of the acquired business.

Derivative Instruments

During the second quarter of 2017, we purchased a foreign currency option with a notional value of $194,185 to mitigate the foreign exchange risk related to the Swiss Franc denominated purchase price of LifeWatch AG.  This derivative instrument was not designated as a hedge for accounting purposes.  The derivative instrument is recorded at fair value in the consolidated balance sheet as a component of prepaid expenses and other current assets and the changes to the fair value of the instrument are recorded as a component of interest and other loss, net in the consolidated statements of operations and comprehensive income.

The fair values of certain non-exchange-traded commodity derivatives designated as Level 2 are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. The fair value of our Level 2 foreign currency option was based upon third-party quotes or indicative values based on recent market transactions.

The following summarizes the changes in our derivative instruments during the six months ended June 30, 2017:

Derivative instruments
Balance at December 31, 2016	$—
Premium paid on derivative instrument	1,322
Change in fair value	(898)
Balance at June 30, 2017	$424

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

Upon adoption, we recognized all previously unrecognized tax benefits which resulted in a cumulative-effect adjustment of $1,752 to our accumulated deficit. These previously unrecognized tax benefits were recorded as a deferred tax asset, which was fully offset by a valuation allowance on January 1, 2016, thus there was no net impact from the adoption of ASU 2016-09 as of the same date. In addition, we recognized excess tax benefits as an adjustment to our previously reported (provision for) income taxes of $362 and $489 for the three and six months ended June 30, 2016, respectively. Corresponding adjustments were recorded in the operating section of our statement of cash flows for the six months ended June 30, 2016. The weighted average number of common shares outstanding for calculating diluted net income per share increased by 459,585 and 399,591 for the three and six months ended June 30, 2016.

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

We are continuing to evaluate the impact that ASU 2014-09 will have on our consolidated financial statements and related disclosures.  As we continue the evaluation and implementation process, we expect that there will be an impact to our financial reporting disclosures as well as any related business operations processes and Internal Controls Over Financial Reporting (“ICFR”).  As part of the assessment performed through the date of this filing, we have created an implementation working group, which includes internal and third-party resources.  As part of our implementation plan, we have adopted implementation controls that will allow us to properly and timely adopt the new revenue accounting standard on its effective date.  In particular, we implemented the following:

•                  Developed a detailed project plan with key milestone dates;

•                  Performed education of the new accounting standard;

•                  Outlined our revenue generating activities that fall within the scope of ASU 2014-09, and are continuing to assess what impact the new accounting standard will have on those activities, and;

•                  Monitoring and assessment of the impact of changes to ASU 2014-09 and its interpretations as they become available

Specific considerations made to date on the impact of adopting ASU 2014-09 include:

•                  Healthcare Revenue — the valuation of our Healthcare revenue and accounts receivable, including whether differences between our list prices and negotiated contractual rates for our healthcare monitoring services constitute price concessions or acceptance of the customer’s credit risk and how this impacts the timing of our healthcare revenue recognition. Our current accounting policy is revenue is recognized upon agreed upon reimbursement rates. If we do not have agreed upon reimbursement rates, we recognize revenue based on historical experience, or if no historical experience, when cash is received. Adjustments to the estimated net realizable value, based on final settlement with the third-party payors, are recorded upon settlement.

•                  Research revenue — the treatment of our long-term research contracts, including whether the various services promised in these contracts are distinct performance obligations, and the pattern of revenue recognition for these services. Under our current accounting policy, revenue for our Research segment is provided on a fee-for-service basis, and revenue is recognized as the related services are performed.  Unearned revenue, including upfront deposits, are deferred, and then recognized as the services are performed.

•                  Technology revenue — Our preliminary assessment was we do not expect the standard to have a material impact on Technology revenue.  We are confirming this assessment through various procedures, including evaluating the timing of revenue recognition for product shipments. Under our current accounting policy, revenue in our Technology segment is received from the sale of products, product repair and supplies which are recognized when shipped, or as service is completed.

•                  Contract Costs - We are continuing to assess the impact of ASU 2014-09 on the costs to acquire and fulfill our customer contracts, including whether we can apply the practical expedient of expensing contract costs when incurred if the amortization period of the asset that we would have recognized is one year or less. Currently, our accounting policy is to expense contract costs as they are incurred.

•                  Transition Method —We are continuing to evaluate the transition method we will elect.

Significant assessment and implementation matters to be addressed prior to adopting ASU 2014-09 include completing our review of customer contracts, confirming our transition method of adoption, determining the impact the new accounting standard will have on our consolidated financial statements and related disclosures and updating, as needed, our business processes, systems and controls required to comply with ASU 2014-09 upon its effective date (January 1, 2018). We will make continuous updates to our quarterly and year-end disclosures, with a focus on implementation status updates related to the impact ASU 2014-09 will have on our consolidated financial statements and related footnotes.

The assessment and implementation procedures performed through June 30, 2017 have not included LifeWatch AG, which we acquired on July 12, 2017. During the quarter ending September 30, 2017, we will assess the impact of the acquisition on our implementation plan and procedures, which may result in the identification of additional revenue streams.

We expect to confirm our method of adoption by September 30, 2017, and will include any known quantitative information on transition method impact on our third quarter 2017 Form 10-Q.  We expect to complete our assessment of the full financial impact of ASU 2014-09 during the next six months and expect to adopt ASU 2014-09 when it becomes effective for the Company on January 1, 2018.

2.              Acquisitions

Telcare, Inc.

On December 1, 2016, the Company, through its wholly-owned subsidiary BioTelemetry Care Management, LLC, entered into the Agreement with Telcare pursuant to which the Company acquired the stock of Telcare Medical Supply, Inc. and certain assets of Telcare, Inc. The total consideration paid at closing amounted to $7,000 in cash, with the potential for a performance-based earn out up to $5,000 upon reaching certain financial milestones. The fair value of the total consideration transferred in the acquisition, including contingent consideration, was $9,700 at the acquisition date.

The acquisition of Telcare provides us the opportunity to apply our expertise in remote monitoring to the diabetes market and increases our presence in the digital population health management market. We accounted for the transaction as a business combination, and as such, all assets acquired and liabilities assumed were recorded at their estimated fair values. The excess of the fair value of the purchase price over the fair value of the net assets acquired has been recognized as goodwill, which represents the expected future benefits arising from the assembled workforce and other synergies attributable to cost savings opportunities. The Company recognized $3,608 of goodwill as a result of the acquisition, all of which has been assigned to the Technology segment. We expect $649 of this goodwill will be deductible for tax purposes.

The amounts below represent our preliminary fair value estimates as of June 30, 2017 and are subject to subsequent adjustment as additional information is obtained during the applicable measurement period. A measurement period adjustment was recorded in the second quarter of 2017 reducing the valuation of inventory by $269. The primary areas of these preliminary estimates that are not yet finalized related to certain tangible assets acquired and liabilities assumed, including deferred taxes, as well as the identifiable intangible assets. The Company expects to finalize all accounting for the acquisition of Telcare within one year of the acquisition date.

The total consideration and related preliminary allocation for Telcare is summarized as follows:

	Amount	Weighted Average Life (Years)
Fair value of assets acquired:
Other accounts receivable	$235
Inventory	1,522
Prepaid expenses and other current assets	1,261
Property and equipment	55
Other assets	933
Identifiable intangible assets:
Customer relationships	400	5
Technology	2,000	5
Tradename	400	Indefinite
Total identifiable intangible assets	2,800
Total assets acquired	6,806
Fair value of liabilities assumed:
Accounts payable	459
Accrued liabilities	206
Deferred revenue	49
Total liabilities assumed	714
Total identifiable net assets	6,092
Goodwill	3,608
Net assets acquired	$9,700

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

Pro forma financial information for the periods presented is summarized as follows:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Revenue	$53,986	$103,746
Net Income	$4,023	$7,003
Net income per common share:
Basic	$0.14	$0.25
Diluted	$0.13	$0.23
Weighted average number of common shares outstanding:
Basic	27,960,776	27,665,800
Diluted	30,516,302	30,018,887

Contingent Consideration

The Agreement includes the potential for a performance-based earn out up to $5,000 upon reaching certain milestones. The fair value of the contingent consideration associated with the Telcare acquisition was $2,700 as of the acquisition date and at June 30, 2017.  At June 30, 2017, contingent consideration is included as a component of accrued expenses and other long-term liabilities in the accompanying consolidated balance sheets in the amounts of $2,400 and $300 respectively.

The following summarizes the changes in our contingent consideration during the six months ended June 30, 2017:

Total Contingent Consideration
Balance at December 31, 2016	$2,700
Change in fair value of acquisition-related contingent consideration	—
Balance at June 30, 2017	$2,700

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

The acquisition of VirtualScopics expands the Company’s existing clinical research offerings and gives the Company further access to established customer relationships.  We accounted for the transaction as a business combination, and as such, all assets acquired and liabilities assumed were recorded at their estimated fair values.  The excess of the consideration paid over the fair value of the net assets acquired has been recognized as goodwill, which represents the expected future benefits arising from the assembled workforce and other synergies attributable to cost savings opportunities.  The Company recognized $4,343 of goodwill as a result of the acquisition, all of which has been assigned to the Research segment.  We do not expect that any of this goodwill will be deductible for tax purposes.

The amounts below represent our final fair value estimates, which were completed in the second quarter of 2017.  A measurement period adjustment was recorded in the second quarter of 2017 to recognize $292 of deferred tax assets resulting from state NOLs. The total consideration and related allocation for VirtualScopics is summarized as follows:

		Weighted
		Average Life
	Amount	(Years)
Fair value of assets acquired:
Cash and cash equivalents	$849
Other accounts receivable	3,679
Inventory	111
Prepaid expenses and other current assets	396
Property and equipment	500
Deferred taxes	20
Identifiable intangible assets:
Customer relationships	5,200	12
Technology	2,000	10
Backlog	3,100	4
Total identifiable intangible assets	10,300
Total assets acquired	15,855
Fair value of liabilities assumed:
Accounts payable	325
Accrued liabilities	2,945
Current portion of capital lease obligations	59
Current portion of long-term debt	91
Deferred revenue	700
Long-term capital lease obligations	162
Long-term debt	97
Total liabilities assumed	4,379
Total identifiable net assets	11,476
Goodwill	4,343
Net assets acquired	$15,819

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

Pro forma financial information for the periods presented is summarized as follows:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Revenue	$54,762	$107,258
Net Income	$5,383	$10,132
Net income per common share:
Basic	$0.19	$0.37
Diluted	$0.18	$0.34
Weighted average number of common shares outstanding:
Basic	27,960,776	27,665,800
Diluted	30,516,302	30,018,887

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

Contingent Consideration

The APA includes the potential for a performance based earn out up to $3,000 upon reaching certain milestones.  The fair value of the contingent consideration associated with the ePatch acquisition was $0 and $605 at June 30, 2017 and December 31, 2016, respectively, and is included as a component of other long-term liabilities in the accompanying consolidated balance sheets.

The following summarizes the changes in our contingent consideration during the six months ended June 30, 2017:

Total Contingent Consideration
Balance at December 31, 2016	$605
Change in fair value of acquisition-related contingent consideration	(605)
Balance at June 30, 2017	$—

3.              Inventory

Inventory consists of the following:

	June 30, 2017	December 31, 2016
Raw materials	$2,878	$2,866
Finished goods	1,243	2,310
Total inventory	$4,121	$5,176

Inventory, which includes purchased parts, materials, direct labor and applied manufacturing overhead, is stated at the lower of cost or net realizable value, with cost determined by use of the first-in, first-out method.

4.              Goodwill

Goodwill was recognized at the time of our acquisitions.  The carrying amount of goodwill as of June 30, 2017 and December 31, 2016 was $40,963 and $41,068, respectively.  The decrease in goodwill during the three and six months ended June 30, 2017 is due to purchase period adjustments related to our 2016 acquisitions.

The changes in the carrying amounts of goodwill by segment were as follows:

	Reporting Segment
	Healthcare	Research	Technology	Total
Balance at December 31, 2016	$14,724	$16,643	$9,701	$41,068
Goodwill adjustments related to 2016 acquisitions	—	(350)	245	(105)
Balance at June 30, 2017	$14,724	$16,293	$9,946	$40,963

5.              Equity Method Investment

In December 2015, we acquired an ownership interest in Well Bridge Health, Inc. (“WellBridge”) through the conversion of an outstanding note receivable and the related accrued interest.  The investment is accounted for under the equity method. In December 2015, the equity method basis difference of $891 was allocated to equity method goodwill. As of June 30, 2017, our investment in WellBridge represented 31% of its outstanding stock.  A summary of our investment in Wellbridge is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balance	$1,029	$1,079	$1,125	$1,100
Capital contributions	350	—	350	—
Our share of the investee’s losses	(100)	(93)	(196)	(114)
Ending balance	$1,279	$986	$1,279	$986

6.              Credit Agreement

On December 30, 2014, we entered into a Credit Agreement with Healthcare Financial Solutions, LLC (“HFS”), previously the General Electric Capital Corporation, as agent for the lenders (“Lenders”), and as a lender and swingline lender.  Pursuant to the Credit Agreement, the Lenders agreed to make loans to us as follows:  (i) Term Loans in an amount of $25,000 as of the closing date with an uncommitted ability to increase such Term Loans up to an amount not to exceed $10,000 and (ii) Revolving Loans up to $15,000.  As of both June 30, 2017 and December 31, 2016, $3,000 was drawn on the Revolving Loans.  The loan, inclusive of Term Loans and Revolving Loans, is recorded on our consolidated balance sheets as of June 30, 2017 in the amount of $24,645, which is net of a debt discount and deferred charges of $543.

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

The Credit Agreement contains affirmative and financial covenants regarding the operations of our business and certain negative covenants that, among other things, limit our ability to incur additional indebtedness, grant certain liens, make certain investments, merge or consolidate, make certain restricted payments and engage in certain asset dispositions, including a sale of all, or substantially all, of our property.  As of June 30, 2017, we were in compliance with all covenants.

7.                                      Stockholders’ Equity

Stock-Based Compensation

In May 2017, the shareholders and Board of Directors approved the BioTelemetry, Inc. 2017 Omnibus Incentive Plan (“OIP”). The OIP plan replaces the previous stock plan, the BioTelemetry, Inc. 2017 Equity Incentive Plan. Stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”) and performance stock options (“PSOs”) are granted under the OIP. At June 30, 2017, 2,977,927 shares remain available for grant under the OIP.

We recognized $1,142 and $1,441 of stock-based compensation expense for the three months ended June 30, 2017 and 2016, respectively. We recognized $4,200 and $2,619 of stock-based compensation expense for the six months ended June 30, 2017 and 2016, respectively.

Stock option and RSU activity is summarized as follows:

	Stock Options		Restricted Stock Units
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value
Stock outstanding as of December 31, 2016	3,568,434	$7.82	592,349	$9.86
Granted	173,881	24.12	78,991	24.65
Cancelled/forfeited	—	—	—	—
Exercised/vested	(191,998)	7.45	(176,362)	8.89
Stock outstanding as of March 31, 2017	3,550,317	$8.64	494,978	$12.57
Granted	25,000	31.59	36,623	28.47
Cancelled/forfeited	(85,448)	17.97	(17,172)	14.74
Exercised/vested	(82,840)	7.47	(11,385)	15.42
Stock outstanding as of June 30, 2017	3,407,029	$8.60	503,044	$13.59

PSO and PSU activity is summarized as follows:

	Performance Stock Options		Performance Stock Units
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value
Stock outstanding as of December 31, 2016	100,000	$18.33	132,992	$8.68
Vested	100,000	21.45	—	—
Cancelled/forfeited	—	—	(132,992)	8.68
Exercised	(30,000)	18.33	—	—
Stock outstanding as of March 31, 2017	170,000	$20.17	—	$—
Vested	—	—	—	—
Cancelled/forfeited	—	—	—	—
Exercised	(20,000)	18.33	—	—
Stock outstanding as of June 30, 2017	150,000	$20.41	—	$—

Stock-based compensation expense is only recognized for outstanding PSUs where the performance conditions are deemed probable for achievement. For PSUs deemed probable for achievement, stock-based compensation expense is recognized ratably over the expected vesting period. For the three and six months ended June 30, 2017, no stock-based compensation expense was recognized related to the PSUs. For the three and six months ended June 30, 2016, we incurred PSU expense of $355 and $444, respectively.

PSOs are valued and stock-based compensation expense is only recognized once the performance conditions of the outstanding PSOs have been met. We incurred PSO expense of $1,533 for both the three and six months ended June 30, 2017. For the three and six months ended June 30, 2016, no stock-based compensation expense was recognized related to the PSOs.

Employee Stock Purchase Plan

For the six months ended June 30, 2017, 47,966 shares were purchased in accordance with the 2008 Employee Stock Purchase Plan (“2008 ESPP”). Net proceeds from the issuance of shares of common stock under the 2008 ESPP for the six months ended June 30, 2017 were $636. In May 2017, the shareholders and Board of Directors approved the BioTelemetry, Inc. 2017 Employee Stock Purchase Plan (“2017 ESPP”), which will replace the 2008 ESPP. At June 30, 2017, 500,000 shares remain available for purchase under the 2017 ESPP.

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

We account for expenses associated with acquisition and integration related costs and certain litigation as other charges as incurred. These expenses were primarily a result of activities surrounding our acquisitions and legal fees related to patent litigation in which we are the plaintiff.  Other charges are costs that are not considered necessary to the ongoing business operations. For the six months ending June 30, 2017, other charges has been partially offset by a reduction in contingent consideration. A summary of these expenses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Legal fees	$1,885	$1,242	$2,867	$2,611
Professional fees	2,172	278	3,332	446
Severance and employee related costs	347	72	532	323
Change in contingent consideration	—	—	(605)	—
Other costs	247	67	264	67
Total	$4,651	$1,659	$6,390	$3,447

9.              Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur.  We review and update our estimated annual effective tax rate each quarter.  Income tax expense of $1,270 and $404 was recorded for the three and six months ended June 30, 2017, respectively, primarily due to AMT levied on taxable income, net of allowable AMT net operating loss carryovers and certain state taxes.  We recorded an income  tax benefit of $209 and $195 for the three and six months ended June 30, 2016, respectively.  These amounts have been recast to include excess tax benefits related to stock based compensation in association with the adoption of ASU 2016-09.

At June 30, 2017 and December 31, 2016, we had deferred tax assets, net of deferred tax liabilities and valuation allowance, of $36,925 and $36,636, respectively.

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

For the three months ended:

	Healthcare	Research	Technology	Corporate and Other	Consolidated
June 30, 2017
Revenues	$44,070	$9,562	$4,497	—	$58,129
Intersegment revenues	—	—	4,007	$(4,007)	—
Income (loss) before income taxes	16,729	322	2,357	(16,412)	2,996
Depreciation and amortization	2,706	1,039	270	(190)	3,825
Capital expenditures	2,713	466	51	—	3,230

	Healthcare	Research	Technology	Corporate and Other	Consolidated
June 30, 2016
Revenues	$42,165	$7,896	$2,619	—	$52,680
Intersegment revenues	—	—	2,282	$(2,282)	—
Income (loss) before income taxes	15,582	387	747	(12,228)	4,488
Depreciation and amortization	2,500	1,080	142	(58)	3,664
Capital expenditures	1,626	541	12	—	2,179

For the six months ended:

	Healthcare	Research	Technology	Corporate and Other	Consolidated
June 30, 2017
Revenues	$86,581	$18,886	$8,543	—	$114,010
Intersegment revenues	—	—	8,217	$(8,217)	—
Income (loss) before income taxes	30,708	700	3,838	(32,920)	2,326
Depreciation and amortization	5,567	2,072	513	(612)	7,540
Capital expenditures	5,603	466	128	—	6,197

	Healthcare	Research	Technology	Corporate and Other	Consolidated
June 30, 2016
Revenues	$83,314	$13,289	$4,717	—	$101,320
Intersegment revenues	—	—	5,674	$(5,674)	—
Income (loss) before income taxes	29,782	405	1,693	(23,281)	8,599
Depreciation and amortization	4,981	1,884	192	(127)	6,930
Capital expenditures	4,316	1,350	26	—	5,692

11.       United States Department of Health and Human Services Settlement

In 2011, we experienced the theft of two unencrypted laptop computers and, as a result, were required to provide notices under the HIPAA Breach Notification Rule to the United States Department of Health and Human Services’ Office for Civil Rights (“OCR”).  During the first quarter of 2017, the OCR concluded its investigation into the matter and reached a settlement agreement with the Company.  Per the agreement, BioTelemetry will pay the OCR $2,500 and agreed to submit a two-year corrective action plan regarding the Company’s HIPAA compliance program.  We did not admit any liability or wrongdoing.  As a result of the settlement, we recorded a non-operating charge of $2,500 to Interest and other loss, net in the consolidated statements of operations for the three and six months ended June 30, 2017.

12.       Subsequent Events

On July 12, 2017, we completed the acquisition of LifeWatch AG (“LifeWatch”), a Swiss corporation.  The acquisition follows a transaction agreement governing the acquisition, dated April 9, 2017, and the subsequent public tender offer.  At settlement, we paid an aggregate consideration of 3,615,840 shares of BioTelemetry Common Stock and cash in the amount of CHF157,503, approximately $162,967, to holders of tendered LifeWatch Shares.  The cash payment was funded with the proceeds of a term loan.  As a result of the Offer, we became the majority owner of LifeWatch and intend to acquire the remaining untendered LifeWatch Shares pursuant to a short-form merger or a squeeze-out procedure in accordance with Swiss law and takeover regulation.

Concurrent with the acquisition of LifeWatch, we entered into a credit agreement with Suntrust Bank, as a lender and an agent for the lenders (the “Lenders”).  Pursuant to the credit agreement, the Lenders agreed to make loans to the Company as follows; (i) a term loan in an aggregate principal amount equal to $205,000; and (ii) a $50,000 revolving credit facility for ongoing working capital purposes, which remains undrawn.  The proceeds of the loans were used to refinance our existing indebtedness in the amount of approximately $25,000, pay a portion of the consideration for the acquisition of LifeWatch and pay related transaction fees and expenses of the acquisition of LifeWatch.

The loans bear interest at an annual rate, at the election of the Company, of (i) with respect to LIBOR rate loans, LIBOR plus the applicable margin and (ii) with respect to base rate loans, the Base Rate (the “prime rate” as published in the Wall Street Journal plus the applicable margin).  The applicable margin is determined by reference to the Company’s Consolidated Total Net Leverage Ratio, as defined in the credit agreement.  Currently, the applicable margin is 2.00% for LIBOR loans and 1.00% for base rate loans.

The outstanding principal of the loan will be paid as follows:

•                  Beginning January 1, 2018, the principal amount of the term loan will be repaid, on a quarterly basis, in installments of $513, plus accrued interest;

•                  Beginning January 1, 2019, the principal amount of the term loan will be repaid, on a quarterly basis, in installments of $1,281, plus accrued interest;

•                  Beginning January 1, 2020, the principal amount of the term loan will be repaid, on a quarterly basis, in installments of $3,844, plus accrued interest;

•                  Beginning January 1, 2021, the principal amount of the term loan will be repaid, on a quarterly basis, in installments of $5,125, plus accrued interest;

•                  The remaining principal balance will be repaid on or before July 12, 2022 (or such earlier date upon an acceleration of the loans by Lenders upon an event of default or termination by the Company).

The loans are secured by substantially all of the assets of the Company and by a pledge of the capital stock of the Company’s U.S. based subsidiaries as well as a pledge of 65% of the capital stock of its first tier material foreign subsidiaries, including 65% of the capital stock the Company owns of LifeWatch AG.

In connection with the Suntrust credit agreement, we paid approximately $25,000 outstanding indebtedness under the Credit Agreement between the Company and Healthcare Financial Solutions, LLC (“HFS”), previously the General Electric Capital Corporation, as agent for the lenders, and as a lender, and we terminated the General Electric Credit Agreement.

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

Company Background

We provide cardiac monitoring services, centralized core laboratory services and manufacture cardiac and blood glucose monitoring devices.  We operate under three reportable segments:  Healthcare, Research and Technology.  The Healthcare segment is focused on the diagnosis and monitoring of cardiac arrhythmias, or heart rhythm disorders. We offer cardiologists and electrophysiologists a full spectrum of solutions which provides them with a single source of cardiac monitoring services.  These services range from the differentiated Mobile Cardiac Telemetry (“MCT”) service marketed as Mobile Cardiac Outpatient TelemetryTM (“MCOTTM”) or External Cardiac Ambulatory Telemetry (“ECAT”), to wireless and trans-telephonic event, Holter, Pacemaker and International Normalized Ratio (“INR”) monitoring.  The Research segment is engaged in central core laboratory services providing cardiac monitoring, imaging, scientific consulting and data management services for pharmaceutical and medical device clinical trials.  The Technology segment focuses on the development, manufacturing, testing and marketing of medical devices to medical companies, clinics and hospitals.

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

On July 12, 2017, we completed the acquisition of LifeWatch.  At settlement, we paid an aggregate consideration of 3,615,840 shares of BioTelemetry Common Stock and cash in the amount of CHF157.5 million, approximately $163.0 million, to holders of tendered LifeWatch Shares.  The cash payment was funded with the proceeds of a term loan.  As a result of the Offer, we became the majority owner of LifeWatch and intend to acquire the remaining untendered LifeWatch Shares pursuant to a short-form merger or a squeeze-out procedure in accordance with Swiss law and takeover regulation. LifeWatch  will be included in the Healthcare segment.

Revenue Recognition

Healthcare

Healthcare revenue includes revenue from MCT, Event, Holter, Pacemaker and INR monitoring services.  We receive a significant portion of our revenue from third-party commercial insurance organizations and governmental entities.  We also receive reimbursement directly from patients through co-pays and self-pay arrangements.  Billings for services reimbursed by contracted third-party payors, including Medicare, are recorded as revenue, net of contractual allowances.  Adjustments to the estimated receipts, based on final settlement with the third-party payors, are recorded upon settlement.  If we do not have sufficient historical information regarding collectability from a given payor to support revenue recognition at the time of service, revenue is recognized when cash is received.  Unearned amounts are appropriately deferred until the service has been completed.  For the three months ended June 30, 2017 and 2016, revenue from Medicare as a percentage of our Healthcare revenue was 42.0% and 41.4%, respectively. For the six months ended June 30, 2017 and 2016, revenue from Medicare as a percentage of our Healthcare revenue was 41.2% and 41.6%, respectively.

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

We write-off receivables when the likelihood for collection is remote and when we believe collection efforts have been fully exhausted and we do not intend to devote additional resources in attempting to collect. We perform write-offs on a monthly basis.  In the Healthcare segment, we wrote off $3.8 million and $3.9 million of receivables for the six months ended June 30, 2017 and 2016, respectively.  The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts.  There were no material write-offs in the Research and Technology segments.  We recorded bad debt expense of $2.4 million and $5.2 million, respectively, for the three and six months ended June 30, 2017. We recorded bad debt expense of $2.7 million and $5.3 million, respectively, for the three and six months ended June 30, 2016.

Other Charges

We account for expenses associated with our acquisitions and certain litigation as other charges as incurred. These expenses were primarily a result of legal fees related to patent litigation in which we are the plaintiff and activities surrounding our acquisitions. Other charges are costs that are not considered necessary to the ongoing business operations.

Results of Operations

Three Months Ended June 30, 2017 and 2016

Revenues.   Total revenues for the three months ended June 30, 2017 were $58.1 million compared to $52.7 million for the three months ended June 30, 2016, reflecting an increase of $5.4 million, or 10.3%.  Healthcare revenue increased $1.9 million due to increased patient volumes and a favorable product mix, partially offset by a reduction in MCT Medicare pricing effective January 1, 2017.  Research revenue increased $1.6 million, due to growth in and the full quarter impact of the acquisition of the imaging business, VirtualScopics, which occurred in the second quarter of 2016.  Technology revenue increased $1.9 million due to the acquisition of Telcare which occurred in the fourth quarter of 2016.

Gross Profit.   Gross profit increased to $36.0 million for the three months ended June 30, 2017 from $32.9 million for the three months ended June 30, 2016, reflecting an increase of $3.1 million, or 9.3%.  Gross profit as a percentage of revenues was 61.9% for the three months ended June 30, 2017 compared to 62.5% for the three months ended June 30, 2016.  The decrease in gross margin percentage was due to the impact of our acquisitions, which carry lower profit margins than our existing business, as well as the aforementioned reduction in MCT Medicare pricing effective January 1, 2017.

General and Administrative Expense.   General and administrative expense was $14.4 million for both the three months ended June 30, 2017 and for the three months ended June 30, 2016.  A $1.1 million increase related to our 2016 acquisitions was fully offset by a $0.9 million decrease in employee related costs and $0.2 million decrease in amortization. As a percent of total revenues, general and administrative expense was 24.7% for the three months ended June 30, 2017 compared to 27.3% for the three months ended June 30, 2016.

Sales and Marketing Expense.   Sales and marketing expense was $7.6 million for the three months ended June 30, 2017 compared to $7.1 million for the three months ended June 30, 2016. The increase of $0.5 million, or 7.1%, was due to a $0.4 million increase in employee related costs, driven in part by the creation of our strategic sales group, and a $0.1 million increase in travel and meeting expenses due to the timing of sales meetings and tradeshows. As a percent of total revenues, sales and marketing expense was 13.1% for the three months ended June 30, 2017 compared to 13.5% for the three months ended June 30, 2016.

Bad Debt Expense.   Bad debt expense was $2.4 million for the three months ended June 30, 2017 compared to $2.7 million for the three months ended June 30, 2016. The decrease of $0.3 million, or 9.3%, was due to the timing of revenues and collections.  As a percentage of total revenues, bad debt expense was 4.2% for the three months ended June 30, 2017 compared to 5.1% for the three months ended June 30, 2016.  Substantially all of our bad debt expense relates to the Healthcare segment.  Bad debt expense in the Research and Technology segments, which include our recently acquired companies, was minimal and is recorded on a specific account basis.

Research and Development Expense.   Research and development expense was $2.5 million for the three months ended June 30, 2017 compared to $2.0 million for the three months ended June 30, 2016. The increase of $0.5 million, or 28.0%, was due to the addition of $0.3 million from our acquired businesses and a $0.2 million increase in consulting services related to the development of new hardware. As a percent of total revenues, research and development expense was 4.3% for the three months ended June 30, 2017 compared to 3.7% for the three months ended June 30, 2016.

Other Charges.   During the three months ended June 30, 2017, we incurred $4.7 million of other charges primarily related to professional service fees related to our pending and prior year acquisitions.  For the three months ended June 30, 2017, other charges were 8.0% of total revenues.

During the three months ended June 30, 2016, we incurred $1.7 million of other charges primarily related to legal fees for patent litigation as well as professional service fees related to our 2016 acquisitions.  For the three months ended June 30, 2016, other charges were 3.1% of total revenue.

Interest and Other Loss, net.   Interest and other loss, net was $1.4 million for the three months ended June 30, 2017 compared to $0.6 million for the three months ended June 30, 2016.  The increase was due to a non-operating charge of $0.9 million related to the change in fair value of a derivative instrument.

Income Taxes.   For the three months ended June 30, 2017, we recorded an income tax provision of $1.3 million.  After considering discrete tax benefits from the exercise of stock options, but excluding the impact of the acquisition of LifeWatch, we expect our 2017 annual effective tax rate to be approximately 34%, absent changes in tax laws or significant changes in uncertain tax positions.  For the three months ended June 30, 2016, we recorded an income tax benefit of $0.2 million.

Net Income.   We recognized net income of $1.7 million for the three months ended June 30, 2017 compared to net income of $4.7 million for the three months ended June 30, 2016.

Six Months Ended June 30, 2017 and 2016

Revenues.   Total revenues for the six months ended June 30, 2017 were $114.0 million compared to $101.3 million for the six months ended June 30, 2016, reflecting an increase of $12.7 million, or 12.5%.  Healthcare revenue increased $3.3 million due to increased patient volumes and a favorable product mix, partially offset by a reduction in MCT Medicare pricing effective January 1, 2017.  Research revenue increased $5.6 million, due to growth in and the full year impact of the acquisition of the imaging business, VirtualScopics, which occurred during the second quarter of 2016. Technology revenue increased $3.8 million, due to the acquisition of Telcare during the fourth quarter of 2016.

Gross Profit.   Gross profit increased to $68.9 million for the six months ended June 30, 2017 from $63.5 million for the six months ended June 30, 2016, reflecting an increase of $5.4 million, or 8.4%.  Gross profit as a percentage of revenues was 60.4% for the six months ended June 30, 2017 compared to 62.7% for the six months ended June 30, 2016.  The decrease in gross margin percentage was due to the impact of our acquisitions, which carry lower profit margins than our existing business, as well as the aforementioned reduction in MCT Medicare pricing effective January 1, 2017.

General and Administrative Expense.   General and administrative expense was $30.3 million for the six months ended June 30, 2017 compared to $26.7 million for the six months ended June 30, 2016.  The increase of $3.6 million, or 13.3%, was due to the addition of $3.1 million from our acquired businesses, a $0.3 million increase in employee related costs and a $0.3 million increase technology costs.  As a percent of total revenues, general and administrative expense was 26.6% for the six months ended June 30, 2017 compared to 26.4% for the six months ended June 30, 2016.

Sales and Marketing Expense.   Sales and marketing expense was $15.3 million for the six months ended June 30, 2017 compared to $14.7 million for the six months ended June 30, 2016.  The increase of $0.6 million, or 4.5%, was due to an increase in employee related costs, driven by the creation of our strategic sales group.  As a percent of total revenues, sales and marketing expense was 13.4% for the six  months ended June 30, 2017 compared to 14.5% for the six months ended June 30, 2016.

Bad Debt Expense.   Bad debt expense was $5.2 million for the six months ended June 30, 2017 compared to $5.3 million for the six months ended June 30, 2016. The decrease of $0.1 million, or 1.8%, was due to the timing of revenues and collections.  As a percentage of total revenues, bad debt expense was 4.6% for the six months ended June 30, 2017 compared to 5.2% for the six months ended June 30, 2016.  Substantially all of our bad debt expense relates to the Healthcare segment.  Bad debt expense in the Research and Technology segments, which include our recently acquired companies, was minimal and is recorded on a specific account basis.

Research and Development Expense.   Research and development expense was $4.9 million for the six months ended June 30, 2017 compared to $3.8 million for the six months ended June 30, 2016. The increase of $1.1 million, or 31.9%, was due to the addition of $0.8 million from our acquired businesses, a $0.1 million increase in consulting services related to the development of new hardware and a $0.1 million increase in employee related expenses. As a percent of total revenues, research and development expense was 4.3% for the six months ended June 30, 2017 compared to 3.7% for the six months ended June 30, 2016.

Other Charges.   During the six months ended June 30, 2017, we incurred $6.4 million of other charges primarily related to professional service fees related to our pending and prior year acquisitions.  These charges were partially offset by a $0.6 million decrease in fair value of acquisition-related contingent consideration. For the six months ended June 30, 2017, other charges were 5.6% of total revenues.

During the six months ended June 30, 2016, we incurred $3.4 million of other charges primarily related to legal fees for patent litigation as well as professional services related to our acquisitions.  For the six months ended June 30, 2016, other charges were 3.4% of total revenue.

Interest and Other Loss, net.   Interest and other loss, net was $4.4 million for the six months ended June 30, 2017 compared to $1.1 million for the six months ended June 30, 2016.  The increase was due to a non-operating charge of $2.5 million recorded for a settlement with the Office for Civil Rights related to the theft of two unencrypted laptop computers in 2011 and a $0.9 million charge related to the change in fair value of a derivative instrument.

Income Taxes.   For the six months ended June 30, 2017, we recorded an income tax provision of $0.4 million.  After considering discrete tax benefits from the exercise of stock options, but excluding the impact of the acquisition of LifeWatch, we expect our 2017 annual effective tax rate to be approximately 34%, absent changes in tax laws or significant changes in uncertain tax positions.  For the six months ended June 30, 2016, we recorded an income tax benefit of $0.2 million.

Net (Loss) Income.   We recognized net income of $1.9 million for the six months ended June 30, 2017 compared to net income of $8.8 million for the six months ended June 30, 2016.

Liquidity and Capital Resources

Our Annual Report on Form 10-K for the year ended December 31, 2016 includes a detailed discussion of our liquidity, contractual obligations and commitments.  The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

As of June 30, 2017, our principal source of liquidity was cash and cash equivalents of $26.9 million and net healthcare and other accounts receivables of $28.9 million.  We had working capital of $33.5 million as of June 30, 2017.

We generated $10.7 million of cash from operations for the six months ended June 30, 2017.  Our ongoing operations during this period resulted in net income of $1.9 million, which included $17.4 million of non-cash items primarily related to bad debt, depreciation, amortization and stock-based compensation expense.  These items were partially offset by $8.6 million of cash used for working capital.

We used $7.9 million of cash in investing activities for the six months ended June 30, 2017.  We used $6.2 million of cash for capital purchases primarily related to medical devices in the Healthcare and Research segments for use in our ongoing operations and an investment in internally developed software for the six months ended June 30, 2017.

In December 2014, we entered into a $25.0 million Term Loan and $15.0 million Revolving Loan with Healthcare Financial Solutions, LLC, previously the General Electric Capital Corporation.  At June 30, 2017, $3.0 million was drawn under the Revolving Loan.

In July 2017, we entered into a $205.0 million Term Loan and $50 million revolving credit facility with Suntrust Bank, as a lender and an agent for the lenders.  The proceeds of the Loans were used to refinance our existing indebtedness in the amount of approximately $25 million, pay a portion of the consideration for the acquisition of LifeWatch and pay related transaction fees and expenses of the acquisition of LifeWatch.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our cash balance as of June 30, 2017 was $26.9 million.  We do not invest in any trading securities.

At June 30, 2017, we had $25.2 million of variable rate debt, exclusive of debt discounts and deferred charges, based off of LIBOR rates.  A change in LIBOR rates would result in an incremental change in interest expense.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2017 to ensure that information required to be disclosed in these reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit Number

3.1	Certificate of Incorporation of BioTelemetry, Inc. (conformed copy incorporating all amendments through June 5, 2017).
3.2	Bylaws of BioTelemetry, Inc., as amended through June 5, 2017.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document

BioTelemetry, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOTELEMETRY, INC.

Date: August 8, 2017	By:	/s/ Heather C. Getz
Heather C. Getz, CPA
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and authorized officer of the Registrant)