Form 10-Q
period 2017-09-30
BioTelemetry, Inc.
filed 2017-11-07
CIK 1574774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 1, 2017, 32,408,118 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

BIOTELEMETRY, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2017

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

FORWARD-LOOKING STATEMENTS

This document includes certain forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995 regarding, among other things, our growth prospects, the prospects of our products and our confidence in our future.  These statements may be identified by words such as “expect,” “anticipate,” “estimate,” “intend,” “plan,” “believe,” “promises” and other words and terms of similar meaning.  Examples of forward-looking statements include statements we make regarding our ability to increase demand for our products and services, to leverage our Mobile Cardiac Outpatient TelemetryTM (“MCOTTM”) platform to expand into new markets, our market share, our expectations regarding revenue trends in our segments and the achievement of cost efficiencies through process improvement and gross margin improvements.  Such forward looking statements are based on current expectations and involve inherent risks and uncertainties, including important factors that could delay, divert or change any of these expectations, and could cause actual outcomes and results to differ materially from current expectations.  These factors include, among other things:

•                  our ability to identify acquisition candidates, acquire them on attractive terms and successfully integrate their operations into our business;

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

PART I — FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

BIOTELEMETRY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	September 30, 2017	December 31, 2016

ASSETS

Current assets:
Cash and cash equivalents	$26,242	$23,052
Healthcare accounts receivable, net of allowance for doubtful accounts of $14,498 and $12,198, at September 30, 2017 and December 31, 2016, respectively	23,651	14,594
Other accounts receivable, net of allowance for doubtful accounts of $567 and $665, at September 30, 2017 and December 31, 2016, respectively	13,109	12,261
Inventory	6,086	5,176
Prepaid expenses and other current assets	9,295	4,477
Total current assets	78,383	59,560

Property and equipment, net	56,680	25,823
Intangible assets, net	140,064	33,472
Goodwill	227,524	41,068
Deferred tax asset	15,498	36,636
Other assets	2,562	2,425
Total assets	$520,711	$198,984

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$14,367	$12,425
Accrued liabilities	23,048	13,698
Current portion of capital lease obligations	4,728	162
Current portion of long-term debt	1,546	1,250
Deferred revenue	5,171	3,972
Total current liabilities	48,860	31,507

Long-term capital lease obligations	2,480	126
Long-term debt	197,815	23,911
Other long-term liabilities	3,242	4,526
Total liabilities	252,397	60,070

Equity:
Common stock—$.001 par value as of September 30, 2017 and December 31, 2016; 200,000,000 shares authorized as of September 30, 2017 and December 31, 2016; 32,408,118 and 28,261,503 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	32	28
Paid-in capital	405,859	281,642
Accumulated other comprehensive income (loss)	1	(34)
Accumulated deficit	(143,085)	(142,722)
Total stockholders’ equity	262,807	138,914
Noncontrolling interests	5,507	—
Total equity	268,314	138,914
Total liabilities and equity	$520,711	$198,984

See accompanying notes.

BIOTELEMETRY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine months Ended September 30,
	2017	2016	2017	2016
Revenues:
Healthcare	$69,528	$40,395	$156,109	$123,709
Research	9,313	10,420	28,199	23,709
Technology	2,182	2,240	10,725	6,957
Total revenues	81,023	53,055	195,033	154,375

Cost of revenues:
Healthcare	24,493	13,030	53,516	39,662
Research	5,581	5,604	16,733	13,306
Technology	1,880	1,555	6,839	4,993
Total cost of revenues	31,954	20,189	77,088	57,961

Gross profit	49,069	32,866	117,945	96,414

Operating expenses:
General and administrative	25,320	13,853	55,603	40,577
Sales and marketing	9,719	7,018	25,051	21,687
Bad debt expense	3,768	2,495	8,975	7,797
Research and development	3,277	2,137	8,225	5,888
Other charges	8,152	2,397	14,542	5,844
Total operating expenses	50,236	27,900	112,396	81,793

Income (loss) from operations	(1,167)	4,966	5,549	14,621

Other income (expense):
Interest expense	(1,841)	(544)	(2,622)	(1,402)
Loss on extinguishment of debt	(543)	—	(543)	—
Loss on equity method investment	(106)	(69)	(302)	(184)
Other non-operating income (expense), net	658	(17)	(2,755)	(100)
Total other income (expense)	(1,832)	(630)	(6,222)	(1,686)

Income (loss) before income taxes	(2,999)	4,336	(673)	12,935
Benefit from (provision for) income taxes	435	(141)	31	54

Net income (loss)	(2,564)	4,195	(642)	12,989
Net loss attributable to noncontrolling interests	(279)	—	(279)	—
Net income (loss) attributable to BioTelemetry, Inc.	$(2,285)	$4,195	$(363)	$12,989

Other comprehensive income (loss):
Foreign currency translation gain	16	150	35	2
Comprehensive income (loss)	$(2,269)	$4,345	$(328)	$12,991

Net income (loss) per common share attributable to BioTelemetry, Inc.:
Basic	$(0.07)	$0.15	$(0.01)	$0.47
Diluted	$(0.07)	$0.14	$(0.01)	$0.43
Weighted average number of common shares outstanding:
Basic	31,897,237	28,102,196	29,682,210	27,810,763
Diluted	31,897,237	30,880,773	29,682,210	30,306,017

See accompanying notes.

BIOTELEMETRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months Ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$(642)	$12,989
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	8,975	7,797
Depreciation	11,233	7,884
Amortization of intangibles	5,326	2,735
Stock-based compensation	5,685	3,757
Equity method investment loss	302	184
Change in fair value of acquisition-related contingent consideration	(2,005)	—
Write off of derivative premium	1,322	—
Accretion of discount on debt	369	163
Loss on extinguishment of debt	543	—
Non-cash gain on legal settlement	(1,333)	—
Non-cash lease (benefit) expense	(63)	111
Deferred income tax benefit	(563)	(476)
Changes in operating assets and liabilities:
Healthcare and other accounts receivables	(9,413)	(8,390)
Inventory	(89)	(1,221)
Prepaid expenses and other assets	365	(2,079)
Accounts payable	(8,724)	934
Accrued and other liabilities	(627)	2,017
Net cash provided by operating activities	10,661	(26,405)

INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(166,244)	(17,970)
Purchases of property and equipment and investment in internally developed software	(11,940)	(8,507)
Purchases of derivative instrument	(1,322)	—
Investment in equity method investee	(490)	—
Net cash used in investing activities	(179,996)	(26,477)

FINANCING ACTIVITIES
Proceeds related to the exercising of stock options and employee stock purchase plan	5,705	2,380
Tax payments related to the vesting of shares	(1,881)	(2,324)
Issuance of long-term debt	205,000	—
Borrowings under revolving loans	—	14,500
Repayments of revolving loans	(3,000)	—
Payment of debt issuance costs	(6,319)	—
Principal payments on long-term debt	(25,851)	(958)
Principal payments on capital lease obligations	(1,164)	(257)
Net cash provided by financing activities	172,490	13,341

Effect of exchange rate changes on cash	35	—

Net increase in cash and cash equivalents	3,190	13,269
Cash and cash equivalents - beginning of period	23,052	18,986
Cash and cash equivalents - end of period	$26,242	$32,255

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash purchases of property and equipment	$498	$—
Non-cash fair value of common stock returned in legal settlement	2,753	—
Non-cash fair value of equity issued for acquisition of business	117,440	—
Cash paid for interest	2,353	965
Cash paid for taxes	$1,355	$289

See accompanying notes.

BIOTELEMETRY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands, except share amounts)

	BioTelemetry, Inc. Equity
	Common Stock		Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Equity
Balance December 31, 2016	28,261,503	$28	$281,642	$(34)	$(142,722)	—	$138,914
Exercise of stock options and purchase of shares related to the employee stock purchase plan	480,433		5,705	—	—	—	5,705
Stock-based compensation	187,747	—	5,685	—	—	—	5,685
RSUs and PSUs withheld to cover taxes	(77,878)	—	(1,881)	—	—	—	(1,881)
Business combination	3,615,840	4	116,788	—	—	11,224	128,016
Acquistion of noncontrolling interest	19,806	—	673	—	—	(5,438)	(4,765)
Common shares returned to Company in legal settlement	(79,333)	—	(2,753)	—	—	—	(2,753)
Currency translation adjustment	—	—	—	35	—	—	35
Net loss	—	—	—	—	(363)	$(279)	(642)
Balance September 30, 2017	32,408,118	$32	$405,859	$1	$(143,085)	$5,507	$268,314

See accompanying notes.

BIOTELEMETRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

1.              Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows.  In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and necessary for a fair presentation of BioTelemetry, Inc.’s (“BioTelemetry,” “Company,” “we,” “our” or “us” ) financial position as of September 30, 2017 and December 31, 2016, the results of operations for the three months and nine months ended September 30, 2017 and 2016 and cash flows for the nine months ended September 30, 2017 and 2016.  The financial data and other information disclosed in these notes to the consolidated financial statements related to the three and nine months ended September 30, 2017 and 2016 are unaudited.  The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for any future period.

Net Income (Loss) Per Share

We compute net income (loss) per share in accordance with Accounting Standards Codification (“ASC”) 260, Earnings Per Share.  Basic net income (loss) per share is computed by dividing net income (loss) attributable to BioTelemetry by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed by giving effect to all potential dilutive common shares, including stock options and restricted stock units, using the treasury stock method.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) attributable to BioTelemetry, Inc.	$(2,285)	$4,195	$(363)	$12,989
Denominator:
Weighted average shares used in computing basic net income (loss) per share	31,897,237	28,102,196	29,682,210	27,810,763
Dilutive stock option and restricted stock units	—	2,778,577	—	2,495,254
Weighted average shares used in computing diluted net income per share	31,897,237	30,880,773	29,682,210	30,306,017
Net income (loss) per share attributable to BioTelemetry, Inc:
Basic net income (loss) per share	$(0.07)	$0.15	$(0.01)	$0.47
Diluted net income (loss) per share	$(0.07)	$0.14	$(0.01)	$0.43

Certain stock options, which are priced higher than the market price of our shares as of September 30, 2017 and 2016, would be anti-dilutive and therefore have been excluded from the weighted average shares used in computing diluted net income (loss) per share.  These options could become dilutive in future periods.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation.  This consists of disaggregating the components within other income (expense) in the consolidated statements of operations.  The reclassification had no impact on previously reported net income (loss), cash flows or accumulated deficit.

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

Level 3—Inputs that are unobservable for the asset or liability, based on our own assumptions about the assumptions a market participant would use in pricing the asset or liability.

Our financial instruments consist primarily of cash and cash equivalents, Healthcare accounts receivable, other accounts receivable, accounts payable, short-term debt and long-term debt.  With the exception of long-term debt, the carrying value of these financial instruments approximates their fair value because of their short-term nature (classified as Level 1).  For long-term debt, based on the borrowing rates currently available, the fair value was determined to be $205,000 (classified as Level 2) as of September 30, 2017.

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

In addition to the recurring fair value measurements, certain assets acquired and liabilities assumed in connection with a business combination are recorded at fair value primarily using a discounted cash flow model (classified as Level 3).  This valuation technique requires us to make certain assumptions, including, but not limited to, future operating performance and cash flows, royalty rate and other such variables which are discounted to present value using a discount rate that reflects the risk factors associated with future cash flow, the characteristics of the assets acquired and liabilities assumed and the experience of the acquired business.

Derivative Instruments

During the second quarter of 2017, we purchased a foreign currency option with a notional value of $194,185 to mitigate the foreign exchange risk related to the Swiss Franc denominated purchase price of LifeWatch AG (“LifeWatch”).  This derivative instrument was not designated as a hedge for accounting purposes.  The derivative instrument was recorded at fair value in the consolidated balance sheet as a component of prepaid expenses and other current assets.  We did not exercise this option and the contract expired during the third quarter of 2017, resulting in a write off of the premium of $1,322 which was recorded as a component of other non-operating income (expense), net in the consolidated statements of operations and comprehensive income (loss).

Equity Method Investments

We account for investments using the equity method of accounting if the investment provides us the ability to exercise significant influence, but not control, over the investee.  Significant influence is generally deemed to exist if the Company’s ownership interest in the voting stock of the investee ranges between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate.  Under the equity method of accounting, the investment is recorded at cost in the consolidated balance sheet as a component of other assets and is periodically adjusted for capital contributions, dividends received and our share of the investee’s earnings or losses together with other-than-temporary impairments which are recorded as loss on equity method investment in the consolidated statements of operations and comprehensive income (loss).

Noncontrolling interests

The consolidated financial statements reflect the application of ASC 810, Consolidations, which establishes accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within shareholder’s equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statements of income; and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently.

We acquired approximately 97.0% of LifeWatch AG on July 12, 2017.  On that date, we acquired control of LifeWatch AG and began consolidating its financial statements.  The interest represented by the shares not tendered or subsequently acquired through September 30, 2017 are presented as noncontrolling interests in our consolidated financial statements.  The fair value of the noncontrolling interest was determined based on the observable quoted share price as of the acquisition date.  As of September 30, 2017, we owned 98.5% of LifeWatch AG and expect to acquire the remaining outstanding shares in the fourth quarter of 2017 or shortly thereafter.

LifeWatch AG owns 55% of LifeWatch Turkey Holding AG (“LifeWatch Turkey”) with their partner, IKSIR TEKNOLOJI SAGLIK VE KIMYA SAN. ve TIC. A.S., a company located in Ankara, Turkey, to provide digital health solutions to the Turkish market.  Concurrent with our acquisition of LifeWatch AG, we acquired control of LifeWatch Turkey and began consolidating their financial statements.  As of September 30, 2017, LifeWatch Turkey’s net assets were $3,097 and their loss since July 12, 2017 was $526.

Amounts pertaining to the noncontrolling ownership interest of both LifeWatch AG and LifeWatch Turkey Holding AG held by third parties in the operating results of the Company are combined and reported as noncontrolling interests in the accompanying consolidated financial statements.

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

Accounting Pronouncements Recently Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting.  The standard revises the accounting for certain aspects of share-based compensation arrangements and requires any excess tax benefits or tax deficiencies to be recorded directly in the income statement when such awards vest or settle.  In addition, the cash flows related to any excess tax benefits will no longer be separately classified as a financing activity, but will rather be classified as an operating activity, along with all other income tax cash flows.  The standard also makes certain changes to the way the treasury stock method is applied when calculating diluted net income per share, as well as allows for a policy election to account for forfeitures as they occur, rather than using the estimation method currently prescribed by ASC 718, Compensation — Stock Compensation (“ASC 718”).  The standard is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted.

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

Upon adoption, we recognized all previously unrecognized tax benefits which resulted in a cumulative-effect adjustment of $1,752 to our accumulated deficit.  These previously unrecognized tax benefits were recorded as a deferred tax asset, which was fully offset by a valuation allowance on January 1, 2016, thus there was no net impact from the adoption of ASU 2016-09 as of the same date.  In addition, we recognized excess tax benefits as an adjustment to our previously reported (provision for) income taxes of $94 and $583 for the three and nine months ended September 30, 2016, respectively.  Corresponding adjustments were recorded in the operating section of our statement of cash flows for the nine months ended September 30, 2016.  The weighted average number of common shares outstanding for calculating diluted net income per share increased by 547,196 and 448,792 for the three and nine months ended September 30, 2016.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory.  The standard requires inventory to be measured at the lower of cost or net realizable value.  The guidance will not apply to inventories for which cost is determined using the last-in, first-out method or the retail inventory method.  Our adoption of this standard in the first quarter of 2017 did not have a material impact on our consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In January 2017, the FASB released ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses.  The amendments in this ASU should be applied prospectively and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted.  No disclosures are required at transition.  We will adopt this standard effective January 1, 2018 and do not expect the standard to have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases.  The standard will require lessees to recognize most leases on their balance sheet and makes selected changes to lessor accounting.  The standard is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted.  A modified retrospective transition approach is required, with certain practical expedients available.  We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which has been updated through several revisions and clarifications since its original issuance.  The standard will require revenue recognized to represent the transfer of promised goods or services to customers at an amount that reflects the consideration which a company expects to receive in exchange for those goods or services.  The standard also requires new, expanded disclosures regarding revenue recognition.  The standard will be effective January 1, 2018, with early adoption permissible beginning January 1, 2017.

We have substantially completed the detailed review of our contract portfolio and revenue streams to identify potential differences in accounting as a result of the new standard.

We expect that there will be an impact to our financial reporting disclosures as well as any related business operations processes and internal controls over financial reporting.  As part of the assessment performed through the date of this filing, we have created an implementation working group, which includes internal and third-party resources.  As part of our implementation plan, we have adopted implementation controls that will allow us to properly and timely adopt the new revenue accounting standard on its effective date.  In particular, we implemented the following:

•                  Developed a detailed project plan with key milestone dates;

•                  Performed education of the new accounting standard;

•                  Outlined our revenue generating activities that fall within the scope of ASU 2014-09, and assessed what impact the new accounting standard will have on those activities, and;

•                  Monitored and assessed the impact of changes to ASU 2014-09 and its interpretations.

Specific considerations made to date on the impact of adopting ASU 2014-09 include:

•                  Healthcare Revenue —We continue to evaluate the valuation of our Healthcare revenue and accounts receivable with respect to adopting ASU 2014-09.  This evaluation includes determining whether the Company has historical experience of collecting substantially all of the negotiated contractual rates or any implicit price concessions are provided.  If the Company determines it has not provided an implicit price concession but, rather, that it has chosen to accept the risk of default by the patient, adjustments to the transaction price would be presented as bad debts.  This impacts whether revenue will be recognized on a gross basis or a net basis.  For this assessment, we combined LifeWatch revenue with the existing legacy Healthcare revenue streams.  Our current accounting policy is such that revenue is recognized upon agreed upon reimbursement rates.  If we do not have agreed upon reimbursement rates, we recognize revenue based on historical experience, or if no historical experience, when cash is received.  Adjustments to the estimated net realizable value, based on final settlement with the third-party payors, are recorded upon settlement.

•                  Research revenue — The Company has concluded that the majority of the clinical research arrangements in its Research segment will represent a single performance obligation.  We expect to account for revenue for this single performance obligation over time using either an input or output method to measure progress.  We are still evaluating the appropriate selection of the measure of progress for these arrangements.

•                  Technology revenue — The Company has concluded that the standard will not have a material impact on Technology revenue.  We will continue to recognize revenue in our Technology segment when products are shipped or as services are rendered.

•                  Contract Costs — The Company has concluded that all material costs to acquire customer contracts will continue to be expensed as we have elected the practical expedient of expensing contract costs when incurred as the amortization period of the asset that we would have recognized is one year or less.  We are evaluating the impact of fulfillment cost capitalization in conjunction with its measure of progress selection under the input or output method for Research revenue.  We currently expense all contract costs.

•                  Transition Method —We will be electing to adopt ASU 2014-09 using the modified retrospective approach.

In addition to the open matters discussed above, significant implementation matters to be addressed prior to adopting ASU 2014-09 include determining the transition adjustment resulting from the new accounting standard on our consolidated financial statements, and updating, as needed, our business processes, systems and controls required to comply with ASU 2014-09 upon its effective date.  We will make continuous updates to our year-end disclosures, with a focus on implementation status updates related to the impact ASU 2014-09 will have on our consolidated financial statements and related footnotes.

We expect to complete our assessment of the full financial impact of ASU 2014-09 during the next three months and expect to adopt ASU 2014-09 when it becomes effective on January 1, 2018.

2.              Acquisitions

LifeWatch AG

On July 12, 2017, the Company, through its wholly-owned subsidiary Cardiac Monitoring Holding Company, LLC, acquired approximately 97.0% of the outstanding shares of LifeWatch AG for aggregate consideration of 3,615,840 shares of BioTelemetry common stock with a fair value of $116,792 and cash in the amount of $165,782.  On that date, we acquired control of LifeWatch AG and began consolidating its financial statements.  The interest represented by the shares not tendered or subsequently acquired through September 30, 2017 are presented as noncontrolling interests in our consolidated financial statements.  The fair value of the noncontrolling interest was determined based on the observable quoted share price as of the acquisition date.

Through September 30, 2017, we purchased 343,525 additional shares of LifeWatch for cash consideration of $4,765 and the issuance of 19,806 shares with a fair value of $648.  We intend to acquire the remaining untendered LifeWatch shares pursuant to a squeeze-out procedure in accordance with Swiss law and takeover regulation.  As of September 30, 2017, we owned 98.5% of LifeWatch AG and expect to acquire the remaining outstanding shares in the fourth quarter of 2017 or shortly thereafter.

Also on July 12, 2017, in connection with the closing of the acquisition of LifeWatch, and refinancing of its existing debt, the Company entered into a Credit Agreement pursuant to which the Company obtained loans as follows; (i) a term loan (funded on July 12, 2017) in an aggregate principal amount equal to $205,000, the proceeds of which were used to (a) pay our existing General Electric Credit Agreement of $24,875 and acquired LifeWatch debt of $3,027, (b) pay a portion of the cash consideration for the acquisition of LifeWatch, and (c) pay related transaction fees and expenses of the acquisition of LifeWatch; and (ii) a $50,000 revolving credit facility for ongoing working capital purposes, which remains undrawn.  The term loan will be repaid in quarterly installments beginning January 1, 2018, with the remaining principal balance repaid on or before July 12, 2022.

The acquisition of LifeWatch strengthens our position as the leader in wireless medicine, creating the foremost connected health platform, significantly enhancing our ability to improve quality of life and reduce cost of care.  We accounted for the transaction as a business combination, and as such, all assets acquired and liabilities assumed were recorded at their estimated fair values.  The excess of the fair value of the purchase price over the fair value of the net assets acquired has been recognized as goodwill, which represents the expected future benefits arising from the assembled workforce and other synergies attributable to cost savings opportunities.  The Company recognized $186,456 of goodwill as a result of the acquisition, all of which has been assigned to the Healthcare segment.

The amounts below represent our preliminary fair value estimates as of September 30, 2017 and are subject to subsequent adjustment as additional information is obtained during the applicable measurement period.  The primary areas of these preliminary estimates that are not yet finalized related to certain tangible assets acquired and liabilities assumed, including deferred taxes, identifiable intangible assets, as well as the determination of the amount of the goodwill that will be deductible for tax purposes.  The Company expects to finalize all accounting for the acquisition of LifeWatch within one year of the acquisition date.

	Amount	Weighted Average Life (Years)
Fair value of assets acquired:
Cash and cash equivalents	$4,303
Healthcare accounts receivable	9,467
Inventory	1,136
Prepaid expenses and other current assets	4,392
Property and equipment	30,200
Other assets	713
Identifiable intangible assets:
Customer relationships	109,400	10
Technology	2,100	5
Total identifiable intangible assets	111,500
Total assets acquired	161,711
Fair value of liabilities assumed:
Accounts payable	10,666
Accrued liabilities	8,879
Current portion of capital lease obligations	4,664
Current portion of long-term debt	3,027
Long-term capital lease obligations	3,420
Deferred tax liabilities	21,993
Other liabilities	1,720
Total liabilities assumed	54,369

Total identifiable net assets	107,342
Fair value of noncontrolling interest	(11,224)
Goodwill	186,456
Net assets acquired	$282,574

For the period from July 12, 2017 to September 30, 2017, LifeWatch contributed revenues of $27,386 and net loss of $1,998 to our consolidated results of operations and comprehensive income (loss), and are included as components of our Healthcare and Technology segments.

We incurred $3,148 and $8,188 of acquisition-related costs related to LifeWatch for the three and nine month periods ended September 30, 2017, respectively. These costs were included in other charges in our consolidated statements of operations and comprehensive income (loss).

The following unaudited pro forma financial information has been prepared using historical financial results of the Company and LifeWatch as if the acquisition had occurred as of January 1, 2016.  Certain adjustments related to the elimination of transaction costs, as well as the addition of interest on the debt, depreciation and amortization related to fair value adjustments on the tangible and identifiable intangible assets acquired, and the change in the share count resulting from the share issuance have been reflected for the purposes of the unaudited pro forma financial information presented below.  We believe the assumptions used in preparing the unaudited pro forma financial information are reasonable, but not necessarily indicative of actual results should the acquisition have occurred on January 1, 2016.

Pro forma financial information for the periods presented is summarized as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2017	2016	2017	2016
Revenue	$84,349	$80,881	$257,976	239,215
Net income (loss) attributable to BioTelemetry, Inc	(3,681)	1,612	(2,753)	(9,073)
Net income (loss) per common share attributable to BioTelemetry, Inc:
Basic	$(0.11)	$0.05	$(0.09)	$(0.29)
Diluted	$(0.11)	$0.05	$(0.09)	$(0.29)
Weighted average number of common shares outstanding:
Basic	32,350,858	31,737,842	32,245,396	31,446,409
Diluted	32,350,858	34,516,419	32,245,396	31,446,409

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

The acquisition of Telcare provides us the opportunity to apply our expertise in remote monitoring to the diabetes market and increases our presence in the digital population health management market.  We accounted for the transaction as a business combination, and as such, all assets acquired and liabilities assumed were recorded at their estimated fair values.  The excess of the fair value of the purchase price over the fair value of the net assets acquired has been recognized as goodwill, which represents the expected future benefits arising from the assembled workforce and other synergies attributable to cost savings opportunities.  The Company recognized $3,713 of goodwill as a result of the acquisition, all of which has been assigned to the Technology segment.  We expect $668 of this goodwill will be deductible for tax purposes.

The amounts below represent our preliminary fair value estimates as of September 30, 2017 and are subject to subsequent adjustment as additional information is obtained during the applicable measurement period.  Measurement period adjustments reducing the valuation of inventory of $269 and $105 were recorded in the second and third quarters of 2017, respectively.  The primary areas of these preliminary estimates that are not yet finalized related to deferred taxes.  We expect to finalize all accounting for the acquisition of Telcare within one year of the acquisition date.

The total consideration and related preliminary allocation for Telcare is summarized as follows:

	Amount	Weighted Average Life (Years)
Fair value of assets acquired:
Other accounts receivable	$235
Inventory	1,417
Prepaid expenses and other current assets	1,261
Property and equipment	55
Other assets	933
Identifiable intangible assets:
Customer relationships	400	5
Technology	2,000	5
Tradename	400	Indefinite
Total identifiable intangible assets	2,800
Total assets acquired	6,701
Fair value of liabilities assumed:
Accounts payable	459
Accrued liabilities	206
Deferred revenue	49
Total liabilities assumed	714
Total identifiable net assets	5,987
Goodwill	3,713
Net assets acquired	$9,700

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

Pro forma financial information for the periods presented is summarized as follows:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Revenue	$54,169	$157,915
Net Income	$3,414	$10,417
Net income per common share:
Basic	$0.12	$0.37
Diluted	$0.11	$0.34
Weighted average number of common shares outstanding:
Basic	28,102,196	27,810,763
Diluted	30,880,773	30,306,017

Contingent Consideration

The Agreement includes the potential for a performance-based earn out up to $5,000 upon reaching certain milestones.  The fair value of the contingent consideration associated with the Telcare acquisition was $2,700 as of the acquisition date and $1,300 at September 30, 2017.  At September 30, 2017, contingent consideration is included as a component of accrued expenses and other long-term liabilities in the accompanying consolidated balance sheets in the amounts of $1,000 and $300 respectively.

The following summarizes the changes in our contingent consideration during the nine months ended September 30, 2017:

Total Contingent Consideration
Balance at December 31, 2016	$2,700
Change in fair value of acquisition-related contingent consideration	(1,400)
Balance at September 30, 2017	$1,300

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

The acquisition of VirtualScopics expands the Company’s existing clinical research offerings and gives the Company further access to established customer relationships.  We accounted for the transaction as a business combination, and as such, all assets acquired and liabilities assumed were recorded at their estimated fair values.  The excess of the consideration paid over the fair value of the net assets acquired has been recognized as goodwill, which represents the expected future benefits arising from the assembled workforce and other synergies attributable to cost savings opportunities.  The Company recognized $4,343 of goodwill as a result of the acquisition, all of which has been assigned to the Research segment.  None of this goodwill will be deductible for tax purposes.

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

Pro forma financial information for the periods presented is summarized as follows:

Nine Months Ended September 30, 2016
Revenue	$160,314
Net Income	$14,933
Net income per common share:
Basic	$0.54
Diluted	$0.49
Weighted average number of common shares outstanding:
Basic	27,810,763
Diluted	30,306,017

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

Contingent Consideration

The APA includes the potential for a performance based earn out up to $3,000 upon reaching certain milestones.  The fair value of the contingent consideration associated with the ePatch acquisition was $0 and $605 at September 30, 2017 and December 31, 2016, respectively, and is included as a component of other long-term liabilities in the accompanying consolidated balance sheets.

The following summarizes the changes in our contingent consideration during the nine months ended September 30, 2017:

Total Contingent Consideration
Balance at December 31, 2016	$605
Change in fair value of acquisition-related contingent consideration	(605)
Balance at September 30, 2017	$—

3.     Inventory

Inventory consists of the following:

	September 30, 2017	December 31, 2016
Raw materials	$3,185	$2,866
Finished goods	2,901	2,310
Total inventory	$6,086	$5,176

Inventory, which includes purchased parts, materials, direct labor and applied manufacturing overhead, is stated at the lower of cost or net realizable value, with cost determined by use of the first-in, first-out method.

4.     Property and Equipment

Property and equipment consists of the following:

	Estimated Useful Life (Years)	September 30, 2017	December 31, 2016
Cardiac monitoring devices, device parts and components	3 - 5	$72,541	$55,825
Computers	3 - 5	24,303	18,027
Equipment, tools and molds	3 - 5	8,049	6,666
Furniture, fixtures and other	5 - 7	2,005	1,467
Leasehold improvements	Life of lease	6,111	3,171
Capital leases	3 - 7	7,305	737
Total property and equipment, at cost		120,314	85,893
Less accumulated depreciation		(63,634)	(60,070)
Total property and equipment, net		$56,680	$25,823

Depreciation expense associated with property and equipment, inclusive of amortization of assets recorded under capital leases, was $5,682 and $2,627 for the three months ended September 30, 2017 and 2016, respectively, and $11,233 and $7,884 for the nine months ended September 30, 2017 and 2016, respectively.

5.     Goodwill and Intangible Assets

Goodwill was recognized at the time of our acquisitions.  The carrying amount of goodwill as of September 30, 2017 and December 31, 2016 was $227,524 and $41,068, respectively.  The increase in goodwill during the three and nine months ended September 30, 2017 was primarily due to the LifeWatch acquisition, partially offset by measurement period adjustments related to our 2016 acquisitions.

The changes in the carrying amounts of goodwill by segment were as follows:

	Reporting Segment
	Healthcare	Research	Technology	Total
Balance at December 31, 2016	$14,724	$16,643	$9,701	$41,068
Goodwill adjustments related to 2016 acquisitions	—	(350)	350	—
Goodwill acquired during the year	186,456	—	—	186,456
Balance at September 30, 2017	$201,180	$16,293	$10,051	$227,524

The change to goodwill in the Research segment relate to measurement period changes in the first quarter of 2017 to accrued liabilities and in the second quarter of 2017 to accrued liabilities and deferred taxes for our VirtualScopics, Inc. acquisition.  The change to goodwill in the Technology segement relate to measurement period changes in the first quarter of 2017 to inventory and accrued liabilities, and in the second and third quarters of 2017 for inventory for our Telcare, Inc. acquisition.  The increase in the Healthcare segment is due to the LifeWatch acquisition.

The gross carrying amounts and accumulated amortization of our intangible assets as of September 30, 2017 and December 31, 2016 are as follows:

	Estimated Useful Life	September 30, 2017	December 31, 2016
	(Years)
Customer relationships	5 - 15	$126,750	$16,700
Technology including internally developed software	3 - 10	23,654	21,135
Backlog	1 - 4	6,860	6,860
Covenants not to compete	5 - 7	1,040	1,040
Total intangible assets, gross		158,304	45,735
Customer relationships		(7,715)	(3,809)
Technology including internally developed software		(7,896)	(6,588)
Backlog		(4,833)	(4,176)
Covenants not to compete		(796)	(690)
Total accumulated amortization		(21,240)	(15,263)
Indefinite-lived trade names		3,000	3,000
Total intangible assets, net		$140,064	$33,472

The estimated amortization expense for remainder of 2017, the next four years and thereafter is summarized as follows at September 30, 2017:

2017	$3,836
2018	15,573
2019	15,845
2020	15,294
2021	14,868
Thereafter	71,648
Total estimated amortization	$137,064

Amortization expense for the three months ended September 30, 2017 and 2016 was $3,337 and $1,062, respectively, and amortization expense for the nine months ended September 30, 2017 and 2016 was $5,326 and $2,735, respectively.

6.     Equity Method Investment

In December 2015, we acquired an ownership interest in Well Bridge Health, Inc. (“WellBridge”) through the conversion of an outstanding note receivable and the related accrued interest.  The investment is accounted for under the equity method. In December 2015, the equity method basis difference of $891 was allocated to equity method goodwill. As of September 30, 2017, our investment in WellBridge represented 31% of its outstanding stock.  A summary of our investment in Wellbridge is as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2017	2016	2017	2016
Beginning balance	$1,279	$985	$1,125	$1,100
Capital contributions	140	312	490	312
Our share of the investee’s losses	(106)	(69)	(302)	(184)
Ending balance	$1,313	$1,228	$1,313	$1,228

7.              Credit Agreement

Concurrent with the acquisition of LifeWatch, as discussed in Note 2. Acquisitions, we entered into a credit agreement with SunTrust Bank, as a lender and an agent for the lenders (the “Lenders”).  Pursuant to the credit agreement, the Lenders agreed to make loans to the Company as follows; (i) a term loan in an aggregate principal amount equal to $205,000; and (ii) a $50,000 revolving credit facility for ongoing working capital purposes, which remains undrawn.  The proceeds of the loans were used to pay our existing General Electric Credit Agreement of $24,875 and acquired LifeWatch debt of $3,027, pay a portion of the consideration for the acquisition of LifeWatch and pay related transaction fees and expenses of the acquisition of LifeWatch.

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

The loans are secured by substantially all of the assets of the Company and by a pledge of the capital stock of the Company’s U.S. based subsidiaries as well as a pledge of 65% of the capital stock of its first tier material foreign subsidiaries, including 65% of the capital stock the Company owns of LifeWatch.

The carrying amount of the term loan was $199,047 as of September 30, 2017, which is the principal amount outstanding, net of $5,953 of unamortized deferred financing costs to be amortized over the remaining term of the credit facility.

In connection with the SunTrust credit agreement, we paid the $24,875 outstanding indebtedness under the Credit Agreement between the Company and Healthcare Financial Solutions, LLC, previously the General Electric Capital Corporation, as agent for the lenders, and as a lender, and we terminated the General Electric Credit Agreement.  We wrote-off the unamortized deferred financing fees related to the existing debt of $543, which is included in loss on extinguishment of debt in our consolidated statements of operations and comprehensive income (loss).

8.              Equity

Stock-Based Compensation

In May 2017, the shareholders and Board of Directors approved the BioTelemetry, Inc. 2017 Omnibus Incentive Plan (“OIP”).  The OIP plan replaces the previous stock plan, the BioTelemetry, Inc. 2008 Equity Incentive Plan.  Stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”) and performance stock options (“PSOs”) are granted under the OIP.  At September 30, 2017, 2,780,965 shares remain available for grant under the OIP.

We recognized $1,485 and $1,138 of stock-based compensation expense for the three months ended September 30, 2017 and 2016, respectively.  We recognized $5,685 and $3,757 of stock-based compensation expense for the nine months ended September 30, 2017 and 2016, respectively.

Stock option and RSU activity is summarized as follows:

	Stock Options		Restricted Stock Units
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value
Stock outstanding as of December 31, 2016	3,568,434	$7.82	592,349	$9.86
Granted	173,881	24.12	78,991	24.65
Cancelled/forfeited	—	—	—	—
Exercised/vested	(191,998)	7.45	(176,362)	8.89
Stock outstanding as of March 31, 2017	3,550,317	$8.64	494,978	$12.57
Granted	25,000	31.59	36,623	28.47
Cancelled/forfeited	(85,448)	17.97	(17,172)	14.74
Exercised/vested	(82,840)	7.47	(11,385)	15.42
Stock outstanding as of June 30, 2017	3,407,029	$8.60	503,044	$13.59
Granted	280,000	35.79	—	—
Cancelled/forfeited	(44,015)	13.78	(19,023)	12.53
Exercised/vested	(60,380)	22.93	—	—
Stock outstanding as of September 30, 2017	3,582,634	$10.42	484,021	$13.63

PSO and PSU activity is summarized as follows:

	Performance Stock Options		Performance Stock Units
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value
Stock outstanding as of December 31, 2016	100,000	$18.33	132,992	$8.68
Vested	100,000	21.45	—	—
Cancelled/forfeited	—	—	(132,992)	8.68
Exercised	(30,000)	18.33	—	—
Stock outstanding as of March 31, 2017	170,000	$20.17	—	$—
Vested	—	—	—	—
Cancelled/forfeited	—	—	—	—
Exercised	(20,000)	18.33	—	—
Stock outstanding as of June 30, 2017	150,000	$20.41	—	$—
Vested	—	—	—	—
Cancelled/forfeited	—	—	—	—
Exercised	—	—	—	—
Stock outstanding as of September 30, 2017	150,000	$20.41	—	$—

Stock-based compensation expense is only recognized for outstanding PSUs where the performance conditions are deemed probable for achievement.  For PSUs deemed probable for achievement, stock-based compensation expense is recognized ratably over the expected vesting period.  For the three and nine months ended September 30, 2017, no stock-based compensation expense was recognized related to the PSUs.  For the three and nine months ended September 30, 2016, we incurred stock-based compensation expense of $0 and $444, respectively, related to PSUs.

PSOs are valued and stock-based compensation expense is only recognized once the performance conditions of the outstanding PSOs have been met.  We incurred stock-based compensation expense of $0 and $1,533 for the three and nine months ended September 30, 2017 related to the PSOs.  For the three and nine months ended September 30, 2016, no stock-based compensation expense was recognized related to the PSOs.

Employee Stock Purchase Plan

For the nine months ended September 30, 2017, 47,966 shares were purchased in accordance with the 2008 Employee Stock Purchase Plan (“2008 ESPP”).  Net proceeds from the issuance of shares of common stock under the 2008 ESPP for the nine months ended September 30, 2017 were $636.  In May 2017, the shareholders and Board of Directors approved the BioTelemetry, Inc. 2017 Employee Stock Purchase Plan (“2017 ESPP”), with 500,000 shares reserved for issuance under the 2017 ESPP, which will replace the 2008 ESPP.  For the nine months ended September 30, 2017, 47,249 shares were purchased in accordance with the 2017 ESPP.  Net proceeds from the issuance of shares of common stock under the 2017 ESPP for the nine months ended September 30, 2017 were $720.  At September 30, 2017, 452,751 shares remain available for purchase under the 2017 ESPP.

9.              Other Charges

We account for expenses associated with exit or disposal activities in accordance with ASC 420, Exit or Disposal Cost Obligations, and record the expenses in other charges in our consolidated statements of operations and comprehensive income (loss) and record the related accrual in the accrued liabilities line on our consolidated balance sheets.  These costs are primarily comprised of severance and employee related costs.

We account for expenses associated with acquisition and integration related costs and certain litigation as other charges as incurred.  These expenses were primarily a result of activities surrounding our acquisitions and legal fees related to patent litigation in which we are the plaintiff.  Other charges are costs that are not considered necessary to the ongoing business operations.  For the periods ending September 30, 2017, other charges have been partially offset by reductions in contingent consideration.  A summary of these expenses is as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2017	2016	2017	2016
Legal fees	$930	$1,965	$3,797	$4,576
Professional fees	4,462	144	7,794	590
Severance and employee related costs	3,210	238	3,742	561
Change in contingent consideration	(1,400)	—	(2,005)	—
Other costs	950	50	1,214	117
Total	$8,152	$2,397	$14,542	$5,844

10.       Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur.  We review and update our estimated annual effective tax rate each quarter.  Income tax benefit of $435 and $31 was recorded for the three and nine months ended September 30, 2017, respectively, primarily due to a discrete benefit recorded for equity compensation deduction under ASU 2016-09.  We recorded an income tax expense of $141 and an income tax benefit of $54 for the three and nine months ended September 30, 2016, respectively.  These amounts have been recast to include excess tax benefits related to stock based compensation in association with the adoption of ASU 2016-09.

At September 30, 2017 and December 31, 2016, we had deferred tax assets, net of deferred tax liabilities and valuation allowance, of $15,498 and $36,636, respectively.  The net deferred tax asset as of September 30, 2017 reflects a preliminary estimate of the deferred taxes from the LifeWatch acquisition.

11.       Segment Information

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

For the three months ended:

	Healthcare	Research	Technology	Corporate and Other	Consolidated
September 30, 2017
Revenues	$69,528	$9,313	$2,182	—	$81,023
Intersegment revenues	—	—	5,217	$(5,217)	—
Income (loss) before income taxes	14,721	217	508	(18,445)	(2,999)
Depreciation and amortization	7,337	1,040	404	238	9,019
Capital expenditures	4,796	608	339	—	5,743

	Healthcare	Research	Technology	Corporate and Other	Consolidated
September 30, 2016
Revenues	$40,395	$10,420	$2,240	—	$53,055
Intersegment revenues	—	—	3,396	$(3,396)	—
Income (loss) before income taxes	14,722	1,442	1,059	(12,887)	4,336
Depreciation and amortization	2,434	1,180	141	(66)	3,689
Capital expenditures	2,481	327	7	—	2,815

For the nine months ended:

	Healthcare	Research	Technology	Corporate and Other	Consolidated
September 30, 2017
Revenues	$156,109	$28,199	$10,725	—	$195,033
Intersegment revenues	—	—	13,434	$(13,434)	—
Income (loss) before income taxes	45,429	917	4,346	(51,365)	(673)
Depreciation and amortization	12,904	3,112	917	(374)	16,559
Capital expenditures	10,399	1,074	467	—	11,940

	Healthcare	Research	Technology	Corporate and Other	Consolidated
September 30, 2016
Revenues	$123,709	$23,709	$6,957	—	$154,375
Intersegment revenues	—	—	9,070	$(9,070)	—
Income (loss) before income taxes	44,504	1,847	2,752	(36,168)	12,935
Depreciation and amortization	7,415	3,064	333	(193)	10,619
Capital expenditures	6,797	1,677	33	—	8,507

12.       Legal Proceedings

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

In the third quarter of 2017, a settlement was reached with the selling stockholder of Mednet Healthcare Technologies, Inc., Heartcare Corporation of America, Inc., Universal Medical, Inc., and Universal Medical Laboratory, Inc. (together, “Mednet”), whereby 79,333 shares of BioTelemetry common stock with a fair value of $2,753 were returned to the Company.  These shares were part of the consideration paid in the January 31, 2014 acquisition of Mednet and had been subject to certain terms and conditions set forth in the Stock Purchase Agreement ( the “Agreement”).  In accordance with the terms of the Agreement, BioTelemetry sought indemnification for alleged breaches of certain representations and warranties.  Accordingly, in 2016 the company recorded a $1,420 indemnification asset.  However, as a result of the settlement’s fair value exceeding the indemnification asset recorded, a gain of $1,333 was recorded as a component of other non-operating income (expense), net in the consolidated statements of operations for the nine months ended September 30, 2017.

In 2011, we experienced the theft of two unencrypted laptop computers and, as a result, were required to provide notices under the HIPAA Breach Notification Rule to the United States Department of Health and Human Services’ Office for Civil Rights (“OCR”).  During the first quarter of 2017, the OCR concluded its investigation into the matter and reached a settlement agreement with the Company.  Per the agreement, BioTelemetry paid the OCR $2,500 and agreed to submit a two-year corrective action plan regarding our HIPAA compliance program.  We did not admit any liability or wrongdoing.  As a result of the settlement, we recorded a non-operating charge of $2,500 to other non-operating income (expense), net in the consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2017.

In January 2017, ZTech, Inc., Biorita LLC, and the Cleveland Clinic Foundation (the “Claimants”) filed an arbitration demand against LifeWatch with the American Arbitration Association.  Claimants allege that LifeWatch violated the 2015 Stock Purchase Agreement for the purchase of FlexLife Health, Inc., a remote international normalized ratio (“INR”) monitoring business.  Claimants filed the pending demand after LifeWatch terminated the INR business in late 2016.  The demand alleges LifeWatch did not make commercially reasonable efforts to achieve certain conditions precedent and did not have a reasonable basis for terminating the business line.  Claimants seek liquidated damages and attorneys’ fees.  We are vigorously defending against these claims and are seeking recovery of attorneys’ fees related to our defense.  Discovery is ongoing, and the arbitration hearing is scheduled for February 2018, in Cleveland, Ohio.  The probable outcome of this matter cannot be determined, nor can we estimate a range of potential loss.  Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this matter.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016, and in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and related notes.  This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties.  Our actual results and the timing of certain events could differ materially from those contained in these forward-looking statements due to a number of factors, including, but not limited to, those set forth herein and elsewhere in this report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”).  See the “Forward-Looking Statements” section at the beginning of this report.  Unless otherwise noted, the figures in the following discussions are unaudited.

Company Background

We provide cardiac monitoring services, centralized core laboratory services and manufacture cardiac and blood glucose monitoring devices.  We operate under three reportable segments:  Healthcare, Research and Technology.  The Healthcare segment is focused on the diagnosis and monitoring of cardiac arrhythmias, or heart rhythm disorders.  We offer cardiologists and electrophysiologists a full spectrum of solutions which provides them with a single source of cardiac monitoring services.  These services range from the differentiated Mobile Cardiac Telemetry (“MCT”) service marketed as Mobile Cardiac Outpatient TelemetryTM (“MCOTTM”), External Cardiac Ambulatory Telemetry (“ECAT”) or Ambulatory Cardiac Telemetry (“ACT”) to wireless and trans-telephonic event, Holter, Pacemaker and International Normalized Ratio (“INR”) monitoring.  The Research segment is engaged in central core laboratory services providing cardiac monitoring, imaging, scientific consulting and data management services for pharmaceutical and medical device clinical trials.  The Technology segment focuses on the development, manufacturing, testing and marketing of medical devices to medical companies, clinics and hospitals.

Recent Acquisitions

On July 12, 2017, we acquired control of LifeWatch AG (“LifeWatch”) via the acquisition of approximately 97% of their outstanding shares.  At settlement, we paid aggregate consideration of 3,615,840 shares of BioTelemetry common stock and cash in the amount of approximately $165.8 million.  On that date, we acquired control of LifeWatch AG and began consolidating its financial statements.  The interest represented by the shares not tendered or subsequently acquired through September 30, 2017 are presented as noncontrolling interests in our consolidated financial statements.  The fair value of the noncontrolling interest was determined based on the observable quoted share price as of the acquisition date.  As of September 30, 2017, we owned 98.5% of LifeWatch AG and expect to acquire the remaining untendered LifeWatch shares pursuant to a squeeze-out procedure in accordance with Swiss law and takeover regulation in the fourth quarter of 2017 or shortly thereafter.

On December 1, 2016, we entered into a Share and Asset Purchase Agreement (“Agreement”) with Telcare, Inc. (“Telcare”) pursuant to which we acquired the stock of Telcare Medical Supply, Inc. and certain assets of Telcare.  The total consideration paid at closing amounted to $7.0 million in cash, with the potential for a performance-based earn out up to $5.0 million upon reaching certain milestones, as defined in the Agreement.  The fair value of the total consideration transferred in the acquisition, including contingent consideration, was $9.7 million at the acquisition date.  Telcare is included in the Technology segment.

On May 11, 2016, we completed the acquisition of VirtualScopics, Inc. (“VirtualScopics”), a leading provider of clinical trial imaging solutions.  The all cash Tender Offer commenced on April 8, 2016 and ended on May 9, 2016, pursuant to which the business and operations of VirtualScopics were acquired by us.  The total consideration paid at closing amounted to $15.0 million, net of cash acquired of $0.8 million.  VirtualScopics is included in the Research segment.

On April 1, 2016, we entered into an Asset Purchase Agreement (“APA”) with DELTA Danish Electronics, Light, and Acoustics (“DELTA”), pursuant to which we acquired substantially all of the assets of the ePatch division of DELTA, inclusive of all products and indications currently under development.  The total consideration paid at closing amounted to $3.0 million in cash and 244,519 shares of our common stock valued at $2.9 million.  In addition, there is the potential for a performance-based earn out up to $3.0 million upon reaching certain milestones, as defined in the APA.  The fair value of the total consideration transferred in the acquisition, including contingent consideration, was $6.5 million at the acquisition date.  ePatch is included in the Technology segment.

Critical Accounting Policies and Estimates

Revenue Recognition

Healthcare

Healthcare revenue includes revenue from MCT, Event, Holter, Pacemaker and INR monitoring services.  We receive a significant portion of our revenue from third-party commercial insurance organizations and governmental entities.  We also receive reimbursement directly from patients through co-pays and self-pay arrangements.  Billings for services reimbursed by contracted third-party payors, including Medicare, are recorded as revenue, net of contractual allowances.  Adjustments to the estimated receipts, based on final settlement with the third-party payors, are recorded upon settlement.  If we do not have sufficient historical information regarding collectability from a given payor to support revenue recognition at the time of service, revenue is recognized when cash is received.  Unearned amounts are appropriately deferred until the service has been completed.  For the three months ended September 30, 2017 and 2016, revenue from Medicare as a percentage of our Healthcare revenue was 42.7% and 41.5%, respectively.  For the nine months ended September 30, 2017 and 2016, revenue from Medicare as a percentage of our Healthcare revenue was 41.9% and 41.6%, respectively.

Research

Research revenue includes revenue for core laboratory services, including cardiac monitoring, imaging, scientific consulting and data management services.  Our Research revenue is provided on a fee-for-service basis, and revenue is recognized as the related services are performed.  We also provide consulting services on a time and materials basis and this revenue is recognized as the services are performed.  Our site support revenue, consisting of equipment rentals and sales along with related supplies and logistics management, are recognized at the time of sale or over the rental period.  Under a typical contract, customers pay us a portion of our fee for these services upon contract execution as an upfront deposit.  Unearned revenue, including upfront deposits, are deferred, and then recognized as the services are performed.

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

We write-off receivables when the likelihood for collection is remote and when we believe collection efforts have been fully exhausted and we do not intend to devote additional resources in attempting to collect.  We perform write-offs on a monthly basis.  In the Healthcare segment, we wrote off $6.4 million and $6.3 million of receivables for the nine months ended September 30, 2017 and 2016, respectively.  The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts.  There were no material write-offs in the Research and Technology segments.  We recorded bad debt expense of $3.8 million and $9.0 million, respectively, for the three and nine months ended September 30, 2017.  We recorded bad debt expense of $2.5 million and $7.8 million, respectively, for the three and nine months ended September 30, 2016.

Other Charges

We account for expenses associated with our acquisitions and certain litigation as other charges as incurred.  These expenses were primarily a result of legal fees related to patent litigation in which we are the plaintiff as well as activities surrounding our acquisitions.  Other charges are costs that are not considered necessary to the ongoing business operations.

Results of Operations

Three Months Ended September 30, 2017 and 2016

Revenues.  Total revenues for the three months ended September 30, 2017 were $81.0 million compared to $53.1 million for the three months ended September 30, 2016, reflecting an increase of $27.9 million, or 52.7%.  Healthcare revenue increased $29.1 million due to our acquisition of LifeWatch, which accounted for $27.4 million in revenue, as well as increased patient volumes and a favorable product mix, partially offset by a reduction in MCT Medicare pricing effective January 1, 2017.  Research revenue decreased $1.1 million, due to lower cardiac study volumes.  Technology revenue was consistent with the prior year quarter.

Gross Profit.  Gross profit increased to $49.1 million for the three months ended September 30, 2017 from $32.9 million for the three months ended September 30, 2016, reflecting an increase of $16.2 million, or 49.3%.  Gross profit as a percentage of revenues was 60.6% for the three months ended September 30, 2017 compared to 61.9% for the three months ended September 30, 2016.  The decrease in gross margin percentage was due to the impact of our recent acquisitions, which carry lower profit margins than our existing business, as well as the aforementioned reduction in MCT Medicare pricing effective January 1, 2017.

General and Administrative Expense.  General and administrative expense was $25.3 million for the three months ended September 30, 2017 compared to $13.9 million for the three months ended September 30, 2016.  The increase of $11.4 million or 82.8%, was due to the addition of $11.1 million from the acquisition of LifeWatch as well as a $0.3 million increase in consulting expenses, partially offset by acquisition synergies.  As a percent of total revenues, general and administrative expense was 31.3% for the three months ended September 30, 2017 compared to 26.1% for the three months ended September 30, 2016.

Sales and Marketing Expense.  Sales and marketing expense was $9.7 million for the three months ended September 30, 2017 compared to $7.0 million for the three months ended September 30, 2016.  The increase of $2.7 million, or 38.5%, was due to a $3.2 million increase from the acquisition of LifeWatch, partially offset by a $0.5 million decrease in travel and meeting expenses due to the timing of sales meetings and tradeshows.  As a percent of total revenues, sales and marketing expense was 12.0% for the three months ended September 30, 2017 compared to 13.2% for the three months ended September 30, 2016.

Bad Debt Expense.  Bad debt expense was $3.8 million for the three months ended September 30, 2017 compared to $2.5 million for the three months ended September 30, 2016.  The increase of $1.3 million, or 51.0%, was due to increased revenue from our acquisition of LifeWatch and the timing of revenues and collections.  As a percentage of total revenues, bad debt expense was 4.7% for the three months ended September 30, 2017 and for the three months ended September 30, 2016.  Substantially all of our bad debt expense relates to the Healthcare segment.  Bad debt expense in the Research and Technology segments was minimal and is recorded on a specific account basis.

Research and Development Expense.  Research and development expense was $3.3 million for the three months ended September 30, 2017 compared to $2.1 million for the three months ended September 30, 2016.  The increase of $1.2 million, or 53.3%, was due to the addition of $0.6 million from the acquisition of LifeWatch, a $0.3 million increase in consulting services related to the development of new hardware, as well as a $0.2 million increase in employee related costs.  As a percent of total revenues, research and development expense was 4.0% for the three months ended September 30, 2017 and September 30, 2016.

Other Charges.  During the three months ended September 30, 2017, we incurred $8.2 million of other charges primarily related to legal and professional fees, as well as severance costs related to the acquisition of LifeWatch.  For the three months ended September 30, 2017, other charges were 10.1% of total revenues.

During the three months ended September 30, 2016, we incurred $2.4 million of other charges primarily related to legal fees for patent litigation as well as professional service fees related to our 2016 acquisitions.  For the three months ended September 30, 2016, other charges were 4.5% of total revenues.

Interest Expense.  Interest expense was $1.9 million for the three months ended September 30, 2017 compared to $0.5 million for the three months ended September 30, 2016.  The increase was primarily due to the interest from the $205.0 million term loan entered into in July 2017.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt was $0.5 million for the three months ended September 30, 2017 and represented a write off of the unamortized debt issuance costs when we paid off our General Electric Credit Agreement in July 2017.  There was no loss on extinguishment of debt for the three months ended September 30, 2016.

Loss on Equity Method Investment.  Loss on equity method investment was $0.1 million for the three months ended September 30, 2017 and 2016, respectively.

Other non-operating income (expense), net.  Other non-operating income was $0.7 million for the three months ended September 30, 2017 compared to a nominal expense for the three months ended September 30, 2016.  The increase was primarily due to a gain of $1.3 million for a settlement with a former owner of Mednet, partially offset by $0.4 million related to the write off of the derivative instrument premium.

Income Taxes.  For the three months ended September 30, 2017, we recorded an income tax benefit of $0.4 million.  After considering discrete tax benefits from the exercise of stock options, but excluding the impact of the acquisition of LifeWatch, we expect our 2017 annual effective tax rate to be approximately 35%, absent changes in tax laws or significant changes in uncertain tax positions.  For the three months ended September 30, 2016, we recorded an income tax expense of $0.1 million.

Net Loss Attributable to Noncontrolling Interests.  The amount of net loss attributable to noncontrolling interests of $0.3 million for the three months ended September 30, 2017 is related to the post-acquisition activity of the 1.5% of LifeWatch shares that we have not yet acquired and the 45% of LifeWatch Turkey that we do not own.

Net Income (Loss) Attributable to BioTelemetry, Inc.  We recognized a net loss attributable to BioTelemetry of $2.3 million for the three months ended September 30, 2017 compared to net income attributable to BioTelemetry of $4.2 million for the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 and 2016

Revenues.  Total revenues for the nine months ended September 30, 2017 were $195.0 million compared to $154.4 million for the nine months ended September 30, 2016, reflecting an increase of $40.6 million, or 26.3%.  Healthcare revenue increased $32.4 million primarily due to our acquisition of LifeWatch, which accounted for $27.4 million in revenue, and increased patient volumes and a favorable product mix, partially offset by a reduction in MCT Medicare pricing effective January 1, 2017.  Research revenue increased $4.5 million due to growth in as well as the full year impact of the acquisition of the imaging business, VirtualScopics, which occurred during the second quarter of 2016, partially offset by lower cardiac study volumes.  Technology revenue increased $3.7 million, due to the acquisition of Telcare during the fourth quarter of 2016.

Gross Profit.  Gross profit increased to $117.9 million for the nine months ended September 30, 2017 from $96.4 million for the nine months ended September 30, 2016, reflecting an increase of $21.5 million, or 22.3%.  Gross profit as a percentage of revenues was 60.5% for the nine months ended September 30, 2017 compared to 62.5% for the nine months ended September 30, 2016.  The decrease in gross margin percentage was due to the impact of our recent acquisitions, which carry lower profit margins than our existing business, as well as the aforementioned reduction in MCT Medicare pricing effective January 1, 2017.

General and Administrative Expense.  General and administrative expense was $55.6 million for the nine months ended September 30, 2017 compared to $40.6 million for the nine months ended September 30, 2016.  The increase of $15.0 million, or 37.0%, was due to the addition of $11.1 million from the acquisition of LifeWatch, $1.4 million of additional employee related costs, a $1.0 million increase in technology costs and a $0.8 million increase in consulting costs, partially offset by synergies related to the acquisitions.  As a percent of total revenues, general and administrative expense was 28.5% for the nine months ended September 30, 2017 compared to 26.3% for the nine months ended September 30, 2016.

Sales and Marketing Expense.  Sales and marketing expense was $25.1 million for the nine months ended September 30, 2017 compared to $21.7 million for the nine months ended September 30, 2016.  The increase of $3.4 million, or 15.5%,was due to a $3.2 million increase related to the acquisition of LifeWatch and a $2.0 million increase in employee related costs, driven by the creation of our strategic sales group.  As a percent of total revenues, sales and marketing expense was 12.8% for the nine months ended September 30, 2017 compared to 14.0% for the nine months ended September 30, 2016.

Bad Debt Expense.  Bad debt expense was $9.0 million for the nine months ended September 30, 2017 compared to $7.8 million for the nine months ended September 30, 2016.  The increase of $1.2 million, or 15.1%, was due to increased revenue due in part to our acquisition of LifeWatch and the timing of revenues and collections.  As a percentage of total revenues, bad debt expense was 4.6% for the nine months ended September 30, 2017 compared to 5.1% for the nine months ended September 30, 2016.  Substantially all of our bad debt expense relates to the Healthcare segment.  Bad debt expense in the Research and Technology segments was minimal and is recorded on a specific account basis.

Research and Development Expense.  Research and development expense was $8.2 million for the nine months ended September 30, 2017 compared to $5.9 million for the nine months ended September 30, 2016.  The increase of $2.3 million, or 39.7%, was due to the addition of $0.6 million from the acquisition of LifeWatch, a $1.0 million increase in consulting services related to the development of our next generation device and a $0.6 million increase in employee related costs.  As a percent of total revenues, research and development expense was 4.2% for the nine months ended September 30, 2017 compared to 3.8% for the nine months ended September 30, 2016.

Other Charges.  During the nine months ended September 30, 2017, we incurred $14.5 million of other charges primarily related to legal and professional fees, as well as severance costs related to the acquisition of LifeWatch.  These charges were partially offset by a $2.0 million decrease in fair value of acquisition-related contingent consideration.  For the nine months ended September 30, 2017, other charges were 7.5% of total revenues.

During the nine months ended September 30, 2016, we incurred $5.8 million of other charges primarily related to legal fees for patent litigation as well as professional services related to our acquisitions.  For the nine months ended September 30, 2016, other charges were 3.8% of total revenues.

Interest Expense.  Interest expense was $2.6 million for the nine months ended September 30, 2017 compared to $1.4 million for the nine months ended September 30, 2016.  The increase was primarily due to the interest from the $205.0 million term loan entered into in July 2017.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt was $0.5 million for the nine months ended September 30, 2017 and represented a write off of the unamortized debt issuance costs when we paid off our General Electric Credit Agreement in July 2017.  There was no loss on extinguishment of debt for the nine months ended September 30, 2016.

Loss on Equity Method Investment.  Loss on equity method investment was $0.3 million for the nine months ended September 30, 2017 compared to $0.2 million for the nine months ended September 30, 2016.

Other non-operating expense, net.  Other non-operating expense was $2.8 million for the nine months ended September 30, 2017 compared to other expense of $0.1 million for the nine months ended September 30, 2016.  The increase was primarily due to a non-operating charge of $2.5 million recorded in the first quarter of 2017 for a settlement with the Office for Civil Rights related to the theft of two unencrypted laptop computers in 2011 and a $1.3 million charge related to the write off of the derivative instrument premium, partially offset by a gain of $1.3 million for a settlement with a former owner of Mednet.

Income Taxes.  For the nine months ended September 30, 2017, we recorded a nominal income tax benefit.  After considering discrete tax benefits from the exercise of stock options, but excluding the impact of the acquisition of LifeWatch, we expect our 2017 annual effective tax rate to be approximately 35%, absent changes in tax laws or significant changes in uncertain tax positions.  For the nine months ended September 30, 2016, we recorded an income tax benefit of $0.1 million.

Net Loss Attributable to Noncontrolling Interests.  The amount of net loss attributable to noncontrolling interests of $0.3 million for the nine months ended September 30, 2017 is related to the post-acquisition activity of the 1.5% of LifeWatch shares that we have not yet acquired and the 45% of LifeWatch Turkey that we do not own.

Net Income (Loss) attributable to BioTelemetry, Inc.  We recognized a net loss attributable to BioTelemetry of $0.4 million for the nine months ended September 30, 2017 compared to net income attributable to BioTelemetry of $13.0 million for the nine months ended September 30, 2016.

Liquidity and Capital Resources

Our Annual Report on Form 10-K for the year ended December 31, 2016 includes a detailed discussion of our liquidity, contractual obligations and commitments.  The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

As of September 30, 2017, our principal source of liquidity was cash and cash equivalents of $26.2 million and net healthcare and other accounts receivables of $36.8 million.  We had working capital of $29.5 million as of September 30, 2017.

We generated $10.7 million of cash from operations for the nine months ended September 30, 2017.  Our ongoing operations during the nine months ended September 30, 2017 resulted in a net loss of $0.6 million, which included $29.8 million of non-cash items primarily related to bad debt, depreciation, amortization and stock-based compensation expense.  These items were partially offset by $18.5 million of cash used for working capital.

We used $180.0 million of cash in investing activities for the nine months ended September 30, 2017.  We used $166.2 million of cash, net of cash acquired, for the acquisition of LifeWatch and $11.9 million of cash for capital purchases primarily related to medical devices in the Healthcare and Research segments for use in our ongoing operations and an investment in internally developed software for the nine months ended September 30, 2017.

In July 2017, we entered into a $205.0 million term loan and a $50.0 million revolving credit facility with SunTrust Bank, as a lender and an agent for the lenders.  The proceeds of the Loans were used pay off our General Electric Credit Agreement balance of $24.9 million and acquired LifeWatch debt of $3.0 million, pay a portion of the consideration for the acquisition of LifeWatch and pay related transaction fees and expenses for the acquisition of LifeWatch.  At September 30, 2017, the revolving credit facility remained undrawn.

Contractual Obligations and Commitments

Our contractual obligations reflected in Part II, Item 7 of our 2016 Annual Report on Form 10-K for the fiscal year ended December 31, 2016 have materially changed as a result of the LifeWatch acquisition.  Except for the debt obligation as of December 31, 2016, which was refinanced with SunTrust Bank in conjunction with the LifeWatch acquisition, our existing obligations at December 31, 2016 have not materially changed.  Below are the updates to the undiscounted payment commitments as of September 30, 2017 in conjunction with the LifeWatch acquisition and the related SunTrust refinancing:

	(in thousands) Payments due by period
Contractual obligations	Total	2017	2018	2019	2020	2021	Beyond
Additional operating lease obligations	$6,081	$772	$2,763	$1,100	$616	$577	$253
Additional capital lease obligations	7,652	1,239	4,561	1,763	89	—	—
Revised debt principal repayment obligations*	$205,000	—	$2,050	$5,125	$15,375	$20,500	$161,950

* the accrued interest has been excluded from these amounts as the rate is variable, determined annually, as defined by the credit agreement.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our cash balance as of September 30, 2017 was $26.2 million.  We do not invest in any trading securities.

At September 30, 2017, we had $205.0 million of variable rate debt, exclusive of debt discounts and deferred charges, based off of LIBOR rates.  A change in LIBOR rates would result in an incremental change in interest expense.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2017 to ensure that information required to be disclosed in these reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  This evaluation of  the effectiveness of the Company’s internal control over financial reporting did not include the internal controls of LifeWatch, which was acquired in the third quarter of 2017, due to the timing of the acquisition.  LifeWatch will be included in our evaluation of  the effectiveness of the Company’s internal control over financial reporting for periods beginning after January 1, 2018.

Changes in Internal Control over Financial Reporting

On July 12, 2017, we completed the acquisition of LifeWatch.  We are in the process of integrating the acquired LifeWatch entities and our management is in the process of evaluating any related changes to our internal control over financial reporting as a result of this integration.  Except for any changes relating to this integration, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the nine months ended September 30, 2017, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit Number
2.1	Transaction Agreement by and among Lifewatch AG, Biotelemetry, Inc. and Cardiac Monitoring Holding Company, LLC, dated April 4, 2017.
10.1	Credit Agreement by and among Biotelemetry, Inc. and SunTrust Bank, as agent for the lenders and swingline lender, dated July 12, 2017.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document

BioTelemetry, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOTELEMETRY, INC.

Date: November 7, 2017	By:	/s/ Heather C. Getz
Heather C. Getz, CPA
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and authorized officer of the Registrant)