Form 10-Q
period 2018-03-31
BIOTELEMETRY, INC.
filed 2018-04-27
CIK 1574774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission File Number 000-55039
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	46-2568498
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Cedar Hollow Road #102
Malvern, Pennsylvania	19355
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of April 19, 2018, 32,794,129 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

BIOTELEMETRY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2018

Unless the context otherwise indicates or requires, the terms “we,” “our,” “us,” “BioTelemetry” and the “Company,” as used in this Quarterly Report on Form 10-Q, refer to BioTelemetry, Inc. and its directly and indirectly owned subsidiaries as a combined entity, except where otherwise stated or where it is clear that the terms mean only BioTelemetry, Inc. exclusive of its subsidiaries. We do not use the ® or ™ symbol in each instance in which one of our registered or common law trademarks appears in this Quarterly Report on Form 10-Q, but this should not be construed as any indication that we will not assert our rights thereto to the fullest extent permissible under applicable law.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This document includes certain forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995 regarding, among other things, our growth prospects, the prospects for our products and our confidence in our future. These statements may be identified by words such as “expect,” “anticipate,” “estimate,” “intend,” “plan,” “believe,” “promises” and other words and terms of similar meaning. Examples of forward-looking statements include statements we make regarding our ability to increase demand for our products and services, to leverage our Mobile Cardiac Outpatient Telemetry platform to expand into new markets to grow our market share, our expectations regarding revenue trends in our segments and the achievement of cost efficiencies through process improvement. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including important factors that could delay, divert or change any of these expectations, and could cause actual outcomes and results to differ materially from current expectations. These factors include, among other things:

•	our ability to identify acquisition candidates, acquire them on attractive terms and integrate their operations into our business, including our recent acquisition of LifeWatch AG (“LifeWatch”);

•	our ability to educate physicians and continue to obtain prescriptions for our products and services;

•	changes to insurance coverage and reimbursement levels by Medicare and commercial payors for our products and services;

•	our ability to attract and retain talented executive management and sales personnel;

•	the commercialization of new competitive products;

•	our ability to obtain and maintain required regulatory approvals for our products, services and manufacturing facilities;

•	changes in governmental regulations and legislation;

•	our ability to obtain and maintain adequate protection of our intellectual property;

•	acceptance of our new products and services;

•	adverse regulatory action;

•	interruptions or delays in the telecommunications systems that we use;

•	our ability to successfully resolve outstanding legal proceedings; and

•	the other factors that are described in “Part I; Item 1A. Risk Factors” of our Annual Report on Form 10-K.
We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as may be required by law.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements
BIOTELEMETRY, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)	(Unaudited) March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$36,346	$36,022
Healthcare accounts receivable, net of allowance for doubtful accounts of $18,138 and $15,556, at March 31, 2018 and December 31, 2017, respectively	31,802	25,190
Other accounts receivable, net of allowance for doubtful accounts of $1,536 and $1,425, at March 31, 2018 and December 31, 2017, respectively	15,370	13,296
Inventory	6,353	5,332
Prepaid expenses and other current assets	8,524	10,268
Total current assets	98,395	90,108
Property and equipment, net of accumulated depreciation of $71,996 and $71,902, at March 31, 2018 and December 31, 2017, respectively	47,838	49,194
Intangible assets	137,614	141,707
Goodwill	223,699	223,105
Deferred tax asset	17,988	17,681
Other assets	2,491	2,767
Total assets	$528,025	$524,562
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$16,858	$14,529
Accrued liabilities	21,639	26,055
Current portion of capital lease obligations	3,817	4,023
Current portion of long-term debt	2,819	2,050
Deferred revenue	5,064	4,298
Total current liabilities	50,197	50,955
Long-term portion of capital lease obligations	726	1,486
Long-term debt	196,336	197,306
Other long-term liabilities	24,412	25,112
Total liabilities	271,671	274,859
Stockholders’ equity:
Common stock—$.001 par value as of March 31, 2018 and December 31, 2017; 200,000,000 shares authorized as of March 31, 2018 and December 31, 2017; 32,794,129 and 32,460,668 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	33	32
Paid-in capital	411,328	409,517
Accumulated other comprehensive loss	(311)	(114)
Accumulated deficit	(152,696)	(158,678)
Total BioTelemetry, Inc.’s stockholders’ equity	258,354	250,757
Noncontrolling interest	(2,000)	(1,054)
Total equity	256,354	249,703
Total liabilities and equity	$528,025	$524,562
See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In thousands, except per share data)	March 31, 2018	March 31, 2017
Revenue:
Healthcare	$80,551	$42,511
Research	11,244	9,324
Other	2,701	4,046
Total revenue	94,496	55,881
Cost of revenue:
Healthcare	27,582	14,648
Research	6,326	5,571
Other	2,540	2,753
Total cost of revenue	36,448	22,972
Gross profit	58,048	32,909
Operating expenses:
General and administrative	26,719	15,917
Sales and marketing	11,340	7,701
Bad debt expense	4,879	2,791
Research and development	3,289	2,433
Other charges	5,085	1,739
Total operating expenses	51,312	30,581
Income from operations	6,736	2,328
Other expense:
Interest expense	(1,890)	(388)
Loss on equity method investment	(139)	(95)
Other non-operating income/(expense), net	187	(2,515)
Total other expense	(1,842)	(2,998)
Income/(loss) before income taxes	4,894	(670)
Benefit from income taxes	142	866
Net income	5,036	196
Net loss attributable to noncontrolling interest	(946)	—
Net income attributable to BioTelemetry, Inc.	$5,982	$196

Net income per common share attributable to BioTelemetry, Inc.:
Basic	$0.18	$0.01
Diluted	$0.17	$0.01
Weighted average number of common shares outstanding:
Basic	32,570	28,429
Dilutive stock options and restricted stock units	2,665	2,886
Diluted	35,235	31,315
Anti-dilutive stock options and restricted stock units excluded from weighted average calculation	579	496
See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In thousands)	March 31, 2018	March 31, 2017
Net income attributable to BioTelemetry, Inc.	$5,982	$196
Other comprehensive income/(loss):
Foreign currency translation gain/(loss)	(197)	1
Comprehensive income attributable to BioTelemetry, Inc.	$5,785	$197

See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(in thousands)	March 31, 2018	March 31, 2017
OPERATING ACTIVITIES
Net income	$5,036	$196
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	4,879	2,791
Depreciation	5,507	2,720
Amortization of intangibles	4,321	995
Stock-based compensation	2,065	3,058
Equity method investment loss	139	95
Change in fair value of acquisition-related contingent consideration	(700)	(605)
Accretion of discount on debt	311	55
Non-cash lease income	(3)	(50)
Non-cash tax benefit	(307)	(635)
Changes in operating assets and liabilities:
Healthcare and other accounts receivables	(13,565)	(7,286)
Inventory	(1,021)	810
Prepaid expenses and other assets	1,287	368
Accounts payable	2,329	463
Accrued and other liabilities	(1,204)	1,678
Net cash provided by operating activities	9,074	4,653
INVESTING ACTIVITIES
Purchases of property and equipment and investment in internally developed software	(3,938)	(2,967)
Net cash used in investing activities	(3,938)	(2,967)
FINANCING ACTIVITIES
Proceeds related to the exercising of stock options and employee stock purchase plan	2,486	2,617
Tax payments related to the vesting of shares	(2,739)	(1,881)
Principal payments on long-term debt	(513)	(312)
Principal payments on capital lease obligations	(966)	(65)
Acquisition of noncontrolling interests	(2,885)	—
Net cash (used in)/provided by financing activities	(4,617)	359
Effect of exchange rate changes on cash	(195)	1
Net increase in cash and cash equivalents	324	2,046
Cash and cash equivalents - beginning of period	36,022	23,052
Cash and cash equivalents - end of period	$36,346	$25,098
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash purchases of property and equipment	$441	$498
Non-cash fair value of equity issued for acquisition of business	1,972	—
Cash paid for interest	1,497	310
Cash paid for taxes	$20	$47
See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	BioTelemetry, Inc. Equity
	Common Stock		Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity
(In thousands, except shares)	Shares	Amount
Balance at December 31, 2017	32,460,668	$32	$409,517	$(114)	$(158,678)	$(1,054)	$249,703
Share issuances related to stock compensation plans	354,620	1	2,485	—	—	—	2,486
Stock-based compensation	—	—	2,065	—	—	—	2,065
Shares withheld to cover taxes on vesting of share based awards	(79,945)	—	(2,739)	—	—	—	(2,739)
Acquisition of noncontrolling interests	58,786	—	—	—	—	—	—
Currency translation adjustment	—	—	—	(197)	—	—	(197)
Net income/(loss)	—	—	—	—	5,982	(946)	5,036
Balance at March 31, 2018	32,794,129	$33	$411,328	$(311)	$(152,696)	$(2,000)	$256,354

See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies
a) Principles of Consolidation & Reclassifications
The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X and include the accounts of BioTelemetry, Inc. and its controlled subsidiaries (“BioTelemetry,” the “Company,” “we,” “our” or “us”). In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of March 31, 2018 and the results of operations and cash flows for the interim periods ended March 31, 2018 and 2017 have been included. All intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Certain reclassifications have been made to prior period statements to conform to the current period presentation. These consist of:

•	reclassifying trade payable invoices received but not yet processed in our purchasing system from accrued liabilities to accounts payable in the consolidated balance sheets,

•	disaggregating the components of other expense in the consolidated statements of operations,

•	disaggregating the equity method investment loss from the change in prepaid expenses and other assets in the consolidated statements of cash flows,

•	reclassifying research and development costs from the Corporate and Other category to the Healthcare segment in our segment information disclosures, and

•	aggregating the Technology operating segment into the Corporate and Other category.
The reclassifications had no impact on previously reported consolidated results of operations, cash flows or accumulated deficit.
b) Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.
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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
Our financial instruments consist primarily of cash and cash equivalents, Healthcare accounts receivable, other accounts receivable, accounts payable, short-term debt and long-term debt. With the exception of contingent consideration and long-term debt, the carrying value of these financial instruments approximates their fair value because of their short-term nature (classified as Level 1).
Our long-term debt (classified as Level 2) is measured using market prices for similar instruments, inputs such as the borrowing rates currently available, benchmark yields, actual trade data, broker/dealer quotes and other similar data obtained from quoted market prices or independent pricing vendors.
The fair value of contingent consideration (classified as Level 3) is measured on a recurring basis using unobservable inputs such as projected payment dates, probabilities of meeting specified milestones and other such variables resulting in payment amounts which are discounted back to present value using a probability-weighted discounted cash flow model. Adjustments to contingent consideration are recorded in other charges in the consolidated statements of operations.
In addition to the recurring fair value measurements, the fair value of certain assets acquired and liabilities assumed in connection with a business combination are recorded at fair value, primarily using a discounted cash flow model (classified as Level 3). This valuation technique requires us to make certain assumptions, including, but not limited to, future operating performance and cash flows, royalty rate and other such variables which are discounted to present value using a discount rate that reflects the risk factors associated with future cash flow, the characteristics of the assets acquired and liabilities assumed and the experience of the acquired business. Non-financial assets such as goodwill, intangible assets, and property and equipment are subsequently measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. We assess the impairment of intangible assets annually or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable.
d) Accounts Receivable and Allowance for Doubtful Accounts
Healthcare accounts receivable is related to the Healthcare segment and is recorded at the time revenue is recognized, net of contractual allowances, and is presented on the consolidated balance sheet net of an allowance for doubtful accounts. The ultimate collection of accounts receivable may not be known for several months after services have been provided and billed. The percentages and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods and analyses, including current and historical cash collections and the aging of receivables by payor. Because of continuing changes in the health care industry and third-party reimbursement, it is possible that our

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

estimates of collectability could change, which could have a material impact on our operations and cash flows.
Other accounts receivable is related to the Research segment and Corporate and Other category and is recorded at the time revenue is recognized, when products are shipped or services are performed. We estimate an allowance for doubtful accounts on a specific account basis, and consider several factors in our analysis including customer specific information and the aging of the account.
We write-off receivables when the likelihood for collection is remote and when we believe collection efforts have been fully exhausted and we do not intend to devote additional resources in attempting to collect. We perform write-offs on a monthly basis. Additionally, we recorded bad debt expense of $4.9 million and $2.8 million for the three months ended March 31, 2018 and March 31, 2017, respectively.
e) Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, Healthcare accounts receivable and other accounts receivable. We maintain our cash and cash equivalents with high quality financial institutions to mitigate this risk. We perform ongoing credit evaluations of our customers and generally do not require collateral. We record an allowance for doubtful accounts in accordance with the procedures described above. Past-due amounts are written-off against the allowance for doubtful accounts when collections are believed to be unlikely and all collection efforts have ceased.
At March 31, 2018 and December 31, 2017, one payor, Medicare, accounted for 16% and 21%, respectively, of our gross accounts receivable.
f) Noncontrolling Interest
The consolidated financial statements reflect the application of Accounting Standards Codification (“ASC”) 810 - Consolidations, which establishes accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within stockholders’ equity, but separate from the parent’s equity; (ii) the amount of consolidated net income/(loss) attributable to the parent and the noncontrolling interest to be clearly identified and presented in the consolidated statements of operations; and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently.
We acquired approximately 97% of LifeWatch on July 12, 2017. On that date, we acquired control of LifeWatch and began consolidating its financial statements. As of December 31, 2017, we owned 100% of LifeWatch.
LifeWatch owns 55% of LifeWatch Turkey Holding AG (“LifeWatch Turkey,” domiciled in Switzerland), with their partner, IKSIR TEKNOLOJI SAGLIK VE KIMYA SAN. ve TIC. A.S., a company located in Ankara, Turkey, to provide digital health solutions to the Turkish market. Concurrent with our acquisition of LifeWatch, we acquired control of LifeWatch Turkey and began consolidating their financial statements. As of March 31, 2018, LifeWatch Turkey’s net assets were $0.1 million and their loss for the three months ended March 31, 2018 was $2.1 million.
Amounts pertaining to the noncontrolling ownership interest of LifeWatch Turkey held by third parties are reported as noncontrolling interests in the accompanying consolidated financial statements.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

g) Stock-Based Compensation
ASC 718, Compensation—Stock Compensation (“ASC 718”), addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for: (i) equity instruments of the enterprise or (ii) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. ASC 718 requires that an entity measures the cost of equity-based service awards based on the grant-date fair value of the award and recognizes the cost of such awards over the requisite service period (generally, the vesting period of the award). ASC 718 requires that an entity measure the cost of liability-based service awards based on current fair value that is remeasured subsequently at each reporting date through the settlement date. The compensation expense associated with performance stock units (“PSUs”) is recognized ratably over the period between when the performance conditions are deemed probable of achievement and when the awards are vested. Performance stock options (“PSOs”) are valued and stock-based compensation expense is only recognized once the performance conditions of the outstanding PSOs have been met. We account for equity awards issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees.
We have historically recorded stock-based compensation expense based on the number of options or restricted stock units (“RSUs”) we expect to vest using our historical forfeiture experience and periodically update those forfeiture rates to apply to new grants. While we early adopted Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting during the year ended December 31, 2016, we have elected to continue to estimate forfeitures under the true-up provision of ASC 718. We record additional expense if the actual forfeiture rate is lower than estimated, and record a recovery of prior expense if the actual forfeiture rate is higher than estimated.
We estimate the fair value of our options using the Black‑Scholes option valuation model. The Black‑Scholes option valuation model requires the use of certain subjective assumptions. The most significant of these assumptions are the estimates of the expected volatility of the market price of our stock and the expected term of the award. We base our estimates of expected volatility on the historical average of our stock price. The expected term represents the period of time that share‑based awards granted are expected to be outstanding. Other assumptions used in the Black‑Scholes option valuation model include the risk‑free interest rate and expected dividend yield. The risk‑free interest rate for periods pertaining to the expected term of each option is based on the U.S. Treasury yield of a similar duration in effect at the time of grant. We have never paid, and do not expect to pay, dividends in the foreseeable future.
We estimate the fair value of our PSUs using a Monte Carlo simulation. This model uses assumptions, including the risk free interest rate, expected volatility of our stock price and those of the performance group, dividends of the performance group members, and expected life of the awards. As noted above, we continue to estimate forfeitures under the true-up provision of ASC 718. If it becomes probable that the PSU performance targets will be met, compensation expense will be recorded for these awards ratably over the requisite service period. The PSUs are forfeited to the extent the performance criteria are not met.
h) Income Taxes
We account for income taxes under the liability method, as described in ASC 740 - Income Taxes (“ASC 740”). Deferred income taxes are recognized for the tax consequences of temporary differences between the tax and financial statement reporting bases of assets and liabilities. When we determine that

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

we will not be able to realize our deferred tax assets, we adjust the carrying value of the deferred tax asset through the valuation allowance.
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
On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted in the U.S. The TCJA represents sweeping changes in U.S. tax law. Under ASC 740, the effects of changes in tax rates and laws on deferred tax balances are recognized in the period in which the new legislation is enacted. The total effect of tax law changes on deferred tax balances is recorded as a component of income tax expense.
In response to the TCJA, the Staff of the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance to registrants in applying ASC 740 in connection with the TCJA. SAB 118 provides that in the period of enactment, the income tax effects of the TCJA may be reported as a provisional amount based on a reasonable estimate (to the extent a reasonable estimate can be determined), which would be subject to adjustment during a measurement period. The measurement period begins in the reporting period of the TCJA’s enactment and ends when a registrant has obtained, prepared, and analyzed the information that was needed in order to complete the accounting requirements under ASC 740. SAB 118 also describes supplemental disclosures that should accompany the provisional amounts. As of December 31, 2017, we applied the guidance in SAB 118 to account for the financial accounting impacts of the TCJA and have provided the applicable supplemental disclosures in “Note 13. Income Taxes.”
i) Net Income Per Share
We compute net income per share in accordance with ASC 260 - Earnings Per Share. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by giving effect to all potential dilutive common shares, including stock options and RSUs, using the treasury stock method. Potentially dilutive common shares are not included in the weighted-average shares outstanding for determining net loss per share, as the result would be anti-dilutive.
Certain stock options, which are priced higher than the market price of our shares as of March 31, 2018 and 2017 would be anti-dilutive and therefore have been excluded from the weighted average shares used in computing diluted net income per share. These options could become dilutive in future periods. Similarly, certain recently granted RSUs are also excluded using the treasury stock method as their impact would be anti-dilutive.
j) Segment Information
ASC 280 - Segment Reporting, establishes standards for reporting information regarding operating segments in annual financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group in making decisions on how to allocate resources and assess performance.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

We report our business under two segments: Healthcare and Research. The Healthcare segment is focused on the remote cardiac monitoring to identify cardiac arrhythmias or heart rhythm disorders. We offer cardiologists and electrophysiologists, neurologists and primary care physicians a full spectrum of solutions which provides them with a single source of cardiac monitoring services. The Research segment is engaged in centralized core laboratory services providing cardiac monitoring, imaging services, scientific consulting and data management services for drug and medical device trials. During the first quarter of 2018, as part of the continuing LifeWatch integration, our forward-looking integration and rebranding plans, considering full year 2018 financial forecasts of the results of the integrated company, and re-evaluating the significance and materiality of our segments, we aggregated the Technology operating segment into the Corporate and Other category. Included in the Corporate and Other category is the manufacturing, testing and marketing of cardiovascular and blood glucose monitoring devices to medical companies, clinics and hospitals and corporate overhead and other items not allocated to any of our reportable segments.
k) Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In March 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, to add various SEC paragraphs pursuant to the issuance of SAB 118 to ASC 740. SAB 118 was issued by the SEC in December 2017 to provide immediate guidance for accounting implications of U.S. tax reform under the TCJA. We have evaluated the potential impacts of SAB 118 and have applied this guidance to our consolidated financial statements and related disclosures as of January 1, 2018.
In May 2017, the FASB released ASU 2017-09, Scope of Modification Accounting, which clarifies the changes to terms or conditions of a share based payment award that requires application of modification accounting under Topic 718. A change to an award should be accounted for as a modification unless the fair value of the modified award is the same as the original award, the vesting conditions do not change and the classification as an equity or liability instrument does not change. This update is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. We adopted this standard effective January 1, 2018, and this standard did not have a material impact on our financial position, results of operations or disclosures.
In January 2017, the FASB released ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this ASU should be applied prospectively and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. No disclosures are required at transition. We adopted this standard effective January 1, 2018, and this standard did not have a material impact on our financial position, results of operations or disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which has been updated through several revisions and clarifications since its original issuance (collectively, the “Revenue Updates”). The Revenue Updates require revenue recognized to represent the transfer of promised goods or services to customers at an amount that reflects the consideration that a company expects to receive in exchange for those goods or services. The Revenue Updates also require new, expanded

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

disclosures regarding revenue recognition. We adopted the Revenue Updates effective January 1, 2018. See “Note 2. Revenue Recognition.”
Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases. This standard will require lessees to recognize most leases on their balance sheet and makes selected changes to lessor accounting. The standard is effective for annual and interim reporting periods beginning after December 15, 2018. A modified retrospective transition approach is required, with certain practical expedients available. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

2. Revenue Recognition
We adopted ASC 606 - Revenue from Contracts with Customers (“ASC 606” or the “Revenue Standard”) on January 1, 2018. The Revenue Standard requires revenue recognized to represent the transfer of promised goods or services to customers at an amount that reflects the consideration that a company expects to receive in exchange for those goods or services.
We utilized the modified retrospective method for adoption, allowing us to not retrospectively adjust prior periods. We applied the modified retrospective method only to contracts that were not complete at January 1, 2018 and accounted for the aggregate effect of any contract modifications upon adoption. No cumulative adjustment to retained earnings was recorded.
Disaggregation of Revenue
We disaggregate revenue from contracts with customers by payor type and major service line. We determined that disaggregating revenue into these categories achieves the disclosure objective of illustrating the differences in the nature, amount, timing and uncertainty of our revenue streams. Disaggregated revenue by payor type and major service line for the three months ended March 31, 2018 was as follows:

(in thousands)	Healthcare	Research	Other	Total Consolidated
Payor/Service Line
Remote cardiac monitoring services - Medicare	$30,215	$—	$—	$30,215
Remote cardiac monitoring services - commercial payors	50,336	—	—	50,336
Clinical trial support and related services	—	11,244	—	11,244
Technology devices, consumable and related services	—	—	2,701	2,701
Total	$80,551	$11,244	$2,701	$94,496
Remote Cardiac Monitoring Services Revenue (Healthcare segment)
Healthcare revenue is generated by remote cardiac monitoring to identify cardiac arrhythmias or heart rhythm disorders. We offer cardiologists and electrophysiologists, neurologists and primary care physicians a full spectrum of solutions which provides them with a single source of cardiac monitoring services. We bill our customers after service commences.
Performance obligations are determined based on the nature of the services provided by us. With our remote cardiac monitoring services, the patient receives the benefits from the cardiac monitoring service

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

over time, resulting in a time elapsed output method for revenue recognition. We believe that this method provides an accurate depiction of the transfer of value over the term of the performance obligation because the level of effort in providing these services is consistent during the service period.
A summary of the payment arrangements with payors is as follows:

•
Medicare and Contracted payors: We determine the transaction price based negotiated prices for services provided, on a case rate basis, as provided for under the relevant Current Procedural Terminology (“CPT”) codes.

•
Non-contracted payors: Non-contracted commercial and government insurance carriers often reimburse out of network rates provided for under the relevant CPT codes on a case rate basis. Our transaction price includes implicit price concessions based on our historical collection experience for our non-contracted patients

We are utilizing the portfolio approach practical expedient in ASC 606 for our patient contracts in the Healthcare segment. We account for the contracts within each portfolio as a collective group, rather than individual contracts. Based on our history with these portfolios and the similar nature and characteristics of the patients within each portfolio, we have concluded that the financial statement effects are not materially different than if accounting for revenue on a contract by contract basis
For the contracted portfolio, we have historical experience of collecting substantially all of the negotiated contractual rates and determined at contract inception that these customers have the intention and ability to pay the promised consideration. As such, we are not providing an implicit price concession but, rather, have chosen to accept the risk of default, and adjustments to the transaction price are recorded as bad debt expense.
For our non-contracted portfolio, we are providing an implicit price concession because we do not have a contract with the underlying payor, the result of which requires us to estimate our transaction price based on historical cash collections utilizing the expected value method. Subsequent adjustments to the transaction price are recorded as an adjustment to Healthcare revenue and not as bad debt expense.
We have not made any significant changes to judgments in applying ASC 606 during the three months ended March 31, 2018.
Clinical Trial Support and Related Services Revenue (Research segment)
Research revenue is generated by providing centralized core laboratory services including cardiac monitoring, imaging services, scientific consulting and data management services for drug and medical device trials. These amounts are due from pharmaceutical companies and contract research organizations. We bill our customers after the services are performed. Under a typical contract, customers pay us a portion of our fee for these services upon contract execution as an upfront refundable deposit. Upfront deposits are deferred and then recognized as the services are performed. If a contract is canceled prior to service being provided, the upfront deposit is refunded.
Performance obligations are determined based on the nature of the services provided by us. Our core laboratory services are provided over time as the customer receives benefits resulting in revenue recognition over the term of the contract. Our research customer contracts have legally enforceable terms that are predominately thirty days due to termination for convenience clauses, which are held by the customer with no significant penalty. Given the short-term nature of these contracts and the structure of our billing

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

practices, our billing practices approximate our performance if measured by an output method, where each output is an individual occurrence of each performance obligation. Accordingly, we utilize the invoice practical expedient as defined in ASC 606 resulting in recognition of revenue in the amount that we have the right to invoice.
We determine the transaction price based on the fixed consideration in our contractual agreements with our customers and allocate the transaction price to each performance obligation based on our relative stand-alone selling prices. We determine the relative stand-alone selling price utilizing either the adjusted market assessment or the cost-plus margin approach depending upon the type of contract.
We have not made any significant changes to judgments in applying ASC 606 during the three months ended March 31, 2018.
Technology Devices, Consumable and Related Service Revenue (Other category)
Our technology device and other related revenue is primarily derived from two operations: (1) manufacturing, engineering and development of non-invasive cardiac monitors for healthcare companies and (2) manufacturing, engineering and development of cellular-enabled blood glucose meter systems for diabetes patients. We bill our customers after goods are delivered or services are performed.
Performance obligations are determined based on the nature of the services provided by us. Our performance obligations consist of the following two categories: (1) the sale of medical devices and related goods produced by us and (2) contract manufacturing on behalf of a customer. These contracts transfer control to a customer at a point in time based on the transfer of title for the underlying good or service. We provide standard warranty provisions.
We determine the transaction price based on fixed consideration in our contractual agreements with our customers and allocate the transaction price to each performance obligation based on the relative stand-alone selling price. We determine the relative stand-alone selling price utilizing our observable prices for the sale of the underlying goods.
We have not made any significant changes to judgments in applying ASC 606 during the three months ended March 31, 2018.
Deferred Revenue
ASC 606 requires an entity to present a revenue contract as a contract asset when the entity performs its obligations under the contract by transferring goods or services to a customer before the customer pays consideration or before payment is due. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer.
We currently do not have any contract assets. We recognize contract liabilities in the form of deferred revenue in the Research segment in instances where a customer pays an upfront deposit upon contract execution for future services to be performed by us. We receive payments from our customers based on standard terms and conditions. No significant changes or impairment losses occurred to contract balances during the three months ended March 31, 2018.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of March 31, 2018, we had deferred revenue of $5.1 million primarily related to the Research services where customers paid upfront deposits upon contract execution for future services to be performed by us. If the contract is canceled, these upfront deposits are refundable if service was not yet provided. For the three months ended March 31, 2018, amounts moved from deferred revenue to revenue were $1.5 million.
Practical Expedient Elections
We have elected the following practical expedients in applying ASC 606 across all reportable segments unless otherwise noted below.
Unsatisfied Performance Obligations: Because all of our performance obligations relate to contracts with a duration of less than one year, we have elected to apply the optional exemption provided in ASC 606 and, therefore, are not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.
Contract Costs: All incremental customer contract acquisition costs are expensed as they are incurred as the amortization period of the asset that we otherwise would have recognized is one year or less in duration.
Significant Financing Component: We do not adjust the promised amount of consideration for the effects of a significant financing component as we expect, at contract inception, that the period between when we transfer a promised good or service to a customer and when the customer pays for that good or service will be one year or less.
Sales Tax Exclusion from the Transaction Price: We exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by us from the customer.
Shipping and Handling Activities: For our technology device, consumable and related service revenue, we account for shipping and handling activities we perform after a customer obtains control of the good as activities to fulfill the promise to transfer the good.

3. Acquisitions
LifeWatch
On July 12, 2017, we, through our wholly-owned subsidiary Cardiac Monitoring Holding Company, LLC, acquired approximately 97% of the outstanding shares of LifeWatch for aggregate consideration of 3,615,840 shares of BioTelemetry common stock with a fair value of $116.8 million and cash in the amount of $165.8 million. On that date, we acquired control of LifeWatch and began consolidating its financial statements.  The acquisition of LifeWatch strengthens our market position as the leader in mobile cardiac monitoring.
We recorded our obligations to acquire the remaining untendered LifeWatch shares, pursuant to a squeeze-out procedure in accordance with Swiss law and takeover regulations related to the offering, as components of accrued liabilities and paid-in capital, and reduced our noncontrolling interest related to our ownership of LifeWatch, in our consolidated balance sheet as of December 31, 2017. As a result, we owned

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

100% of LifeWatch as of December 31, 2017. In early January 2018, we settled those obligations with payment of $2.9 million in cash and the issuance of 58,786 shares of our common stock with a fair market value of $2.0 million.
We accounted for the transaction as a business combination, and as such, all assets acquired and liabilities assumed were recorded at their estimated fair values.  The excess of the fair value of the purchase price over the fair value of the net assets acquired has been recognized as goodwill, which represents the expected future benefits arising from the assembled workforce and other synergies attributable to cost savings opportunities.  We recognized $184.1 million of goodwill as a result of the acquisition, all of which has been assigned to the Healthcare segment. None of this goodwill will be deductible for tax purposes.
The amounts below represent our preliminary fair value estimates as of March 31, 2018 and are subject to subsequent adjustment as additional information is obtained during the applicable measurement period.  The measurement period adjustment recorded during the first quarter of 2018 consisted of reducing certain international non-income tax receivables by $0.6 million. The primary areas of these preliminary estimates that are not yet finalized relate to certain tangible assets acquired and liabilities assumed, including deferred taxes, unrecorded tax provisions and identifiable intangible assets. We expect to finalize all accounting for the acquisition of LifeWatch within one year of the acquisition date.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(in thousands, except lives)	Amount	Weighted Average Life (Years)
Fair value of assets acquired:
Cash and cash equivalents	$4,303
Healthcare accounts receivable	9,467
Inventory	1,136
Prepaid expenses and other current assets	3,798
Property and equipment	28,241
Other assets	713
Identifiable intangible assets:
Customer relationships	126,900	10
Technology	3,005	3
Total identifiable intangible assets	129,905
Total assets acquired	177,563
Fair value of liabilities assumed:
Accounts payable	10,424
Accrued liabilities	9,747
Current portion of capital lease obligations	4,664
Current portion of long-term debt	3,027
Long-term capital lease obligations	3,420
Deferred tax liabilities	14,454
Other long-term liabilities	23,435
Total liabilities assumed	69,171

Total identifiable net assets	108,392
Fair value of noncontrolling interest	(9,961)
Goodwill	184,143
Net assets acquired	$282,574
We have integrated the operations of LifeWatch which are included as components of our Healthcare segment. As a result of this integration, it is impracticable to disclose the amount of revenue and earnings/(loss) attributable to LifeWatch.
There were no acquisition-related costs related to LifeWatch for the three month period ended March 31, 2018.
The following unaudited pro forma financial information has been prepared using historical financial results of BioTelemetry and LifeWatch as if the acquisition had occurred as of January 1, 2016.  Certain adjustments related to the elimination of transaction costs, as well as the addition of interest on the debt, the addition of depreciation and amortization related to fair value adjustments on the tangible and identifiable intangible assets acquired, and the change in the share count resulting from the share issuance have been reflected for the purposes of the unaudited pro forma financial information presented below.  We believe

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

the assumptions used in preparing the unaudited pro forma financial information are reasonable, but not necessarily indicative of actual results should the acquisition have occurred on January 1, 2016.
Pro forma financial information is summarized as follows:

Three Months Ended
(pro forma, unaudited, in thousands, except per share amounts)	March 31, 2017
Revenue	$85,100
Net loss attributable to BioTelemetry, Inc.	(6,100)
Net loss per common share attributable to BioTelemetry, Inc.:
Basic	$(0.19)
Diluted	$(0.19)
Weighted average number of common shares outstanding:
Basic	32,123
Diluted	32,123

4. Inventory
Inventory consists of the following:

(in thousands)	March 31, 2018	December 31, 2017
Raw materials and supplies	$3,861	$3,128
Finished goods	2,492	2,204
Total inventory	$6,353	$5,332
Inventory, which includes purchased parts, materials, direct labor and applied manufacturing overhead, is stated at the lower of cost or net realizable value, with cost determined by use of the first-in, first-out method.

5. Fair Value Measurements
We have determined that our long term debt, classified as Level 2, has a fair value consistent with its carry value, exclusive of debt discount and deferred charges, of $199.2 million and $199.4 million as of March 31, 2018 and December 31, 2017, respectively.
Contingent consideration represents our contingent milestone payment obligations related to our acquisitions and is measured at fair value, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions we believe would be made by a market participant. We assess these estimates on an ongoing basis as additional data impacting the assumptions is obtained. The balances of the fair value of contingent consideration are recognized within other long-term liabilities on our consolidated balance sheets. Adjustments to contingent consideration are recorded in other charges in the consolidated statements of operations.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table provides a reconciliation of the beginning and ending balances of contingent payments associated with acquisitions that occurred during the year ended December 31, 2016:

	Three Months Ended
(in thousands)	March 31, 2018	March 31, 2017
Beginning balance	$700	$3,305
Changes in fair value of contingent consideration	(700)	(605)
Ending balance	$—	$2,700
During the three months ended March 31, 2018 and 2017, the fair values of the contingent consideration decreased $0.7 million and $0.6 million, respectively, as it was no longer probable that certain of the contingencies related to the Telcare or ePatch acquisitions, respectively, would be met.

6. Goodwill and Intangible Assets
Goodwill was recognized at the time of our acquisitions. The following table presents the carrying amount of goodwill allocated to our reportable segments, as well as the changes to goodwill during the three months ended March 31, 2018:

	Reporting Segment
(in thousands)	Healthcare	Research	Corporate and Other	Total
Balance at December 31, 2017	$198,273	$16,293	$8,539	$223,105
Measurement period adjustment	594	—	—	594
Balance at March 31, 2018	$198,867	$16,293	$8,539	$223,699
The measurement period adjustment in the Healthcare segment is due to the LifeWatch acquisition. Refer to “Note 3. Acquisitions” for details related to the measurement period adjustment.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The gross carrying amounts and accumulated amortization of our intangible assets are as follows:

	Estimated Useful Life (Years)
(in thousands, except years)		March 31, 2018	December 31, 2017
Customer relationships	5 - 15	$143,174	$143,174
Technology including internally developed software	3 - 10	16,180	15,953
Backlog	1 - 4	6,860	6,860
Covenants not to compete	5 - 7	1,040	1,040
Total intangible assets, gross		167,254	167,027
Customer relationships		(14,354)	(10,868)
Technology including internally developed software		(9,184)	(8,573)
Backlog		(5,245)	(5,052)
Covenants not to compete		(857)	(827)
Total accumulated amortization		(29,640)	(25,320)
Total intangible assets, net		$137,614	$141,707

7. Equity Method Investment
We hold an ownership interest in Well Bridge Health, Inc. (“WellBridge”). The investment is accounted for under the equity method. Our Chief Executive Officer sits on WellBridge’s Board of Directors, and therefore WellBridge is considered a related party. Except for our periodic investment in WellBridge through capital contributions, there were no related party transactions.
As of March 31, 2018, our investment in WellBridge represented 32.1% of its outstanding stock. A summary of our investment in WellBridge is as follows:

	Three Months Ended
(in thousands)	March 31, 2018	March 31, 2017
Beginning balance	$1,431	$1,125
Loss in equity method investment	(139)	(95)
Ending balance	$1,292	$1,030

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Accrued Liabilities
Accrued liabilities consists of the following:

(in thousands)	March 31, 2018	December 31, 2017
Compensation	$10,783	$13,086
Professional fees	1,904	1,587
Squeeze-out	—	2,885
Severance	758	1,605
Non-income taxes	1,345	588
Interest	341	306
Other	6,508	5,998
Total	$21,639	$26,055

9. Credit Agreement
Concurrent with the acquisition of LifeWatch, we entered into a credit agreement with SunTrust Bank (the “SunTrust Credit Agreement”), as a lender and an agent for the lenders (the “Lenders”). Pursuant to the SunTrust Credit Agreement, the Lenders agreed to make loans to us as follows; (i) a term loan in an aggregate principal amount equal to $205.0 million; and (ii) a $50.0 million revolving credit facility for ongoing working capital purposes. The proceeds of the loans were used to pay (i) our existing Healthcare Financial Solutions, LLC Credit Agreement of $24.9 million; (ii) acquired LifeWatch debt of $3.0 million; (iii) a portion of the consideration for the acquisition of LifeWatch; and (iv) related transaction fees and expenses for the acquisition of LifeWatch.
The loans bear interest at an annual rate, at our election, of (i) with respect to LIBOR rate loans, LIBOR plus the applicable margin and (ii) with respect to base rate loans, the Base Rate (the “prime rate” as published in the Wall Street Journal plus the applicable margin). The applicable margin for both LIBOR and base rate loans is determined by reference to our Consolidated Total Net Leverage Ratio, as defined in the SunTrust Credit Agreement. As of March 31, 2018, the applicable margin is 2.00% for LIBOR loans and 1.00% for base rate loans.
The outstanding principal of the loan is subject to the following payment schedule:

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
(Unaudited)

•	The remaining principal balance will be repaid on or before July 12, 2022 (or such earlier date upon an acceleration of the loans by Lenders upon an event of default or termination by the Company).
The loans are secured by substantially all of our assets and by a pledge of the capital stock of our U.S. based subsidiaries as well as a pledge of 65% of the capital stock of our first tier material foreign subsidiaries, including 65% of our ownership interest of LifeWatch.
The carrying amount of the term loan was $199.2 million as of March 31, 2018, which is the principal amount outstanding, net of $5.3 million of unamortized deferred financing costs to be amortized over the remaining term of the credit facility. The revolving credit facility is subject to an unused commitment fee, which is determined by reference to our Consolidated Total Net Leverage Ratio, as defined in the SunTrust Credit Agreement. Our unused commitment fee as of March 31, 2018 was 0.3%, and the revolving credit facility remains undrawn as of that date.
Covenants
The SunTrust Credit Agreement contains affirmative and financial covenants regarding the operations of our business and certain negative covenants that, among other things, limit our ability to incur additional indebtedness, grant certain liens, make certain investments, merge or consolidate, make certain restricted payments and engage in certain asset dispositions, including a sale of all, or substantially all, of our property. As of March 31, 2018, we were in compliance with our covenants.

10. Equity
Common Stock
As of March 31, 2018 and December 31, 2017, we were authorized to issue 200,000,000 shares of common stock. As of March 31, 2018 and December 31, 2017, we had 32,794,129 and 32,460,668 shares issued and outstanding, respectively. During the three months ended March 31, 2018, in accordance with the squeeze-out procedures under Swiss law, we issued 58,786 shares to the remaining stockholders of LifeWatch. See “Note 3. Acquisitions” for further details related to the LifeWatch acquisition.
Preferred Stock
As of March 31, 2018, we were authorized to issue 10,000,000 shares of preferred stock. As of March 31, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.
Noncontrolling Interest
As of March 31, 2018, the noncontrolling interest of $2.0 million on our consolidated balance sheet represents our partner’s share of the accumulated deficit recorded within LifeWatch Turkey. See “Note 1. Summary of Significant Accounting Policies; f) Noncontrolling Interest” for further details.

11. Stock-Based Compensation
We have three stock plans: our 2017 Omnibus Incentive Plan (“OIP”), our 2008 Equity Incentive Plan (the “2008 Plan”) and our 2003 Equity Incentive Plan (the “2003 Plan”). The OIP is the only remaining

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

stock plan actively granting new stock options or units.  The purpose of these stock plans was, and the OIP is, to grant incentive stock options to employees and non-qualified stock options, RSUs, performance stock and other stock-based incentive awards to officers, directors, employees and consultants.  The Plans are administered by our Board of Directors (the “Board”) or its delegates. The number, type, exercise price, and vesting terms of awards are determined by the Board or its delegates in accordance with the terms of the Plans. The options granted expire on a date specified by the Board, but generally not more than ten years from the grant date. Stock option grants to employees generally vest over four years while RSUs generally vest after three years.
2017 Omnibus Incentive Plan (OIP)
In May 2017, our stockholders approved the OIP, which replaces the 2008 Plan. Stock options, RSUs, PSUs and PSOs are granted under the OIP. At March 31, 2018, 2,498,284 shares remain available for grant under the OIP.
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
Stock option and PSO activity is summarized as follows:

	Stock Options		Performance Stock Options
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2017	3,574,439	$10.78	150,000	$20.41
Granted	185,806	33.15	—	—
Forfeited	(53,077)	28.37	—	—
Exercised	(102,493)	12.94	—	—
Outstanding as of March 31, 2018	3,604,675	$11.61	150,000	$20.41
The table below summarizes certain additional information with respect to our options:

	Three Months Ended
(in thousands, except per option amounts)	March 31, 2018	March 31, 2017
Aggregate intrinsic value of options outstanding at period end	$73,400	$73,660
Aggregate intrinsic value of options exercisable at period end	65,819	59,376
Aggregate intrinsic value of options exercised during the period	2,164	3,752
Cash received from the exercise of stock options during the period	1,327	1,981
Weighted average grant date fair value per option during the period	$19.61	$15.31

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The total compensation cost of options granted but not yet vested at March 31, 2018 was $12.5 million, which is expected to be recognized over a weighted average period of approximately three years.
RSU and PSU activity is summarized as follows:

	Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Units outstanding as of December 31, 2017	467,129	$13.76	—	—
Granted	79,474	32.99	63,345	$37.79
Forfeited	(3,730)	17.84	—	—
Vested	(186,650)	10.33	—	—
Units outstanding as of March 31, 2018	356,223	$19.81	63,345	$37.79
During the three months ended March 31, 2018, we granted awards to certain members of management in the form of PSUs. These PSUs will vest at the end of a three-year performance period only if specific financial performance metrics are met and the vested shares will then be modified based on relative total shareholder return. The 63,345 PSUs were granted at “target” levels, however, for share pool purposes, we have reserved an additional 63,345 shares if the combined financial performance and market conditions achieve maximum levels. As of March 31, 2018, no compensation expense related to these PSUs was recognized in accordance with ASC 718.
Additional information about our RSUs is summarized as follows:

	Three Months Ended
(in thousands)	March 31, 2018	March 31, 2017
Aggregate market value of RSUs vested during the period	$6,395	$4,265
The total compensation cost of RSUs and PSUs granted but not yet vested at March 31, 2018 was $6.8 million, which is expected to be recognized over a weighted average period of approximately two years.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Employee Stock Purchase Plan
In July 2008, we made available an Employee Stock Purchase Plan (“2008 ESPP”) in which substantially all of our full-time employees became eligible to participate effective March 18, 2008. In May 2017, our stockholders approved the BioTelemetry, Inc. 2017 Employee Stock Purchase Plan (“2017 ESPP”), with 500,000 shares reserved for issuance which replaced the 2008 ESPP. Under the 2017 ESPP, employees may contribute through payroll deductions up to $21,500. The price per share is equal to the lower of 85% of the fair market price on the first day of the offering period, or 85% of the fair market price on the day of purchase. Proceeds received from the issuance of shares are credited to stockholders’ equity in the period that the shares are issued. For the three months ended March 31, 2018, an aggregate of 65,477 shares were purchased in accordance with the 2017 ESPP. Net proceeds from the issuance of shares of common stock under the 2017 ESPP for the three months ended March 31, 2018 were $1.2 million. At March 31, 2018, 387,274 shares remain available for purchase under the 2017 ESPP.
Our aggregate stock-based compensation expense is summarized as follows:

	Three Months Ended
(in thousands)	March 31, 2018	March 31, 2017
Stock options	$1,111	$596
Performance stock options	—	1,534
Restricted stock units	720	813
Employee stock purchase plan	234	115
Total stock-based compensation expense	$2,065	$3,058

12. Other Charges
We account for expenses associated with exit or disposal activities in accordance with ASC 420 - Exit or Disposal Cost Obligations, and record the expenses in other charges in our consolidated statements of operations, and record the related accrual in the accrued expenses line of our consolidated balance sheets.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

We account for expenses associated with our acquisitions and certain litigation as other charges as incurred. These expenses were primarily a result of activities surrounding our acquisition and legal fees related to patent litigation in which we are the plaintiff. Other charges are costs that are not considered necessary to the ongoing business operations. A summary of these expenses is as follows:

	Three Months Ended
(in thousands)	March 31, 2018	March 31, 2017
Legal fees	$1,536	$982
Professional fees	1,227	1,160
Severance and employee related costs	1,997	185
Change in fair value of contingent consideration	(700)	(605)
Other costs	1,025	17
Total	$5,085	$1,739
Legal fees, severance and employee related costs and other costs increased primarily due to integration activities related to the LifeWatch acquisition. The change in fair value of contingent consideration is the result of the contingent consideration related to certain 2016 acquisitions being written off as it is no longer probable that certain of the contingencies will be met.

13. Income Taxes
The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur.  We review and update our estimated annual effective tax rate each quarter.  An income tax benefit of $0.1 million and $0.9 million was recorded for the three months ended March 31, 2018 and 2017, respectively, primarily due to a discrete benefit recorded for equity compensation deduction under the previously adopted ASU 2016-9, Improvement to Employee Share Based Payment Accounting.
At March 31, 2018 and December 31, 2017, we had deferred tax assets, net of deferred tax liabilities and valuation allowance, of $18.0 million and $17.7 million, respectively.
On December 22, 2017, the TCJA was enacted in the U.S.  The TCJA represents sweeping changes in U.S. tax law. As of December 31, 2017, we recorded the provisional impact from the TCJA in accordance with SAB 118. As of March 31, 2018, we have not adjusted any of our provisional amounts that were recorded as of December 31, 2017. We will finalize our adjustments during 2018.

14. Segment Information
We operate under two reportable segments: Healthcare and Research. During the first quarter of 2018, we aggregated the Technology operating segment into the “Corporate and Other” category. The Healthcare segment is focused on remote cardiac monitoring to identify cardiac arrhythmias or heart rhythm disorders. We offer cardiologists and electrophysiologists, neurologists and primary care physicians a full spectrum of solutions which provides them with a single source of cardiac monitoring services. The Research segment is engaged in centralized core laboratory services providing cardiac monitoring, imaging

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

services, scientific consulting and data management services for drug and medical device trials. Included in the Corporate and Other category is the manufacturing, testing and marketing of cardiovascular and blood glucose monitoring devices to medical companies, clinics and hospitals and corporate overhead and other items not allocated to any of our reportable segments.
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
During the year ended December 31, 2017 we reclassified research and development costs associated with cardiovascular devices utilized by our Research segment from the Corporate and Other category to the Healthcare segment to synchronize our external reporting with the way our chief operating decision maker reviews the segment performance and makes decisions about the reportable segments.

(in thousands)	Healthcare	Research	Corporate and Other	Consolidated
Three Months Ended March 31, 2018
Revenue	$80,551	$11,244	$2,701	$94,496
Income/(loss) before income taxes	17,724	786	(13,616)	4,894
Depreciation and amortization	11,436	1,010	(2,618)	9,828
Capital expenditures	5,064	291	(1,417)	3,938

(reclassified, in thousands)	Healthcare	Research	Corporate and Other	Consolidated
Three Months Ended March 31, 2017
Revenue	$42,511	$9,324	$4,046	$55,881
Income/(loss) before income taxes	11,759	378	(12,807)	(670)
Depreciation and amortization	2,861	1,033	(179)	3,715
Capital expenditures	2,890	—	77	2,967

15. Legal Proceedings
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
ZTech, Inc., Biorita LLC, and the Cleveland Clinic Foundation Arbitration
In January 2017, ZTech, Inc., Biorita LLC, and the Cleveland Clinic Foundation (the “Claimants”) filed an arbitration demand against LifeWatch with the American Arbitration Association. Claimants alleged that LifeWatch violated the 2015 Stock Purchase Agreement for the purchase of FlexLife Health, Inc., a remote international normalized ratio monitoring business. The demand alleges LifeWatch did not make

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

commercially reasonable efforts to achieve certain conditions precedent and did not have a reasonable basis for terminating the business line. Claimants seek liquidated damages and attorneys’ fees.  We are vigorously defending against these claims and are seeking recovery of attorneys’ fees related to our defense.  The arbitration hearing was held in February 2018, and we are awaiting a decision.  While we believe that the risk of loss in this arbitration is improbable, we cannot determine, nor can we estimate, the range of potential loss.  Accordingly, as we do not believe that a loss is probable, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017, and in conjunction with the accompanying quarterly unaudited consolidated financial statements and related notes.  This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties.  Our actual results and the timing of certain events could differ materially from those contained in these forward-looking statements due to a number of factors, including, but not limited to, those set forth herein and elsewhere in this report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”).  See the “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.  Unless otherwise noted, the figures in the following discussions are unaudited.
Company Background
We provide monitoring services and digital population health management for healthcare providers, medical device manufacturing and centralized core laboratory services for clinical research. We operate under two reportable segments: Healthcare and Research. The Healthcare segment is focused on the diagnosis and monitoring of cardiac arrhythmias or heart rhythm disorders. We offer cardiologists and electrophysiologists, neurologists and primary care physicians a full spectrum of solutions which provides them with a single source of cardiac monitoring services. These services range from the differentiated mobile cardiac telemetry service to event, Holter, extended wear Holter, Pacemaker and International Normalized Ratio monitoring. The Research segment is engaged in central core laboratory services providing cardiac monitoring, imaging services, scientific consulting and data management services for drug and medical device trials. The Corporate and Other category includes corporate overhead and other items not allocated to any of our reportable segments.

Recent Developments
Acquisitions
On July 12, 2017, we acquired, through our wholly owned subsidiary Cardiac Monitoring Holding Company, LLC, approximately 97% of the outstanding shares of LifeWatch AG (“LifeWatch”). On that date, we acquired control of LifeWatch and began consolidating its financial statements. We recorded our obligations for the remaining untendered LifeWatch shares, pursuant to a squeeze-out procedure in accordance with Swiss law and takeover regulations related to the offering, as components of accrued liabilities and paid-in capital, and reduced our noncontrolling interest related to our ownership of LifeWatch, in our consolidated balance sheet as of December 31, 2017. As a result, we owned 100% of LifeWatch as of December 31, 2017. In early January 2018, we settled those obligations with payment of $2.9 million in cash and the issuance of 58,786 shares of our common stock with a fair market value of $2.0 million.

Critical Accounting Policies and Estimates
We have prepared the financial statements and accompanying notes included in “Part I; Item 1. Financial Statements” of this report in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). This requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. These estimates and assumptions are based on historical experience, analysis of current trends, and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions.
We periodically reevaluate our accounting policies, assumptions, and estimates and make adjustments when facts and circumstances warrant. Our significant accounting policies are described in “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 2. Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The accounting policies and related assumptions that we consider to be more critical to the preparation of our financial statements and accompanying notes and involve the most significant management judgments and estimates are described in “Part II; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Except for the implementation of ASC 606 - Revenue from Contracts with Customers, there were no material changes in, or additions to, our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.

Results of Operations
Three Months Ended Ended March 31, 2018 and March 31, 2017
Revenue

	Three Months Ended		Change
(in thousands, except percentages)	March 31, 2018	March 31, 2017	$	%
Healthcare	$80,551	$42,511	$38,040	89.5%
Research	11,244	9,324	1,920	20.6%
Other	2,701	4,046	(1,345)	(33.2)%
Total revenue	$94,496	$55,881	$38,615	69.1%
Total revenue for the three months ended March 31, 2018 increased due primarily to higher Healthcare revenue, which was driven by the combination of the full quarter impact of the LifeWatch acquisition and 12% organic revenue growth. The organic revenue growth stemmed from higher patient volume as well as a favorable service mix. Research revenue increased due to higher image and electrocardiogram volumes. Other revenue decreased due primarily to a large, non-recurring sale of blood glucose meters and strips that occurred in the first quarter of 2017.
Gross Profit

	Three Months Ended		Change
(in thousands, except percentages)	March 31, 2018	March 31, 2017	$	%
Gross profit	$58,048	$32,909	$25,139	76.4%
Percentage of revenue	61.4%	58.9%
Gross profit for the three months ended March 31, 2018 increased due primarily to the full quarter impact of the LifeWatch acquisition, the organic revenue growth, and realized synergies from our acquisitions. The increase in gross margin percentage was due to the favorable Healthcare service mix and the impact of the synergies resulting from the integration of LifeWatch.

General and Administrative Expense

	Three Months Ended		Change
(in thousands, except percentages)	March 31, 2018	March 31, 2017	$	%
General and administrative expense	$26,719	$15,917	$10,802	67.9%
Percentage of revenue	28.3%	28.5%
General and administrative expense increased for the three months ended March 31, 2018 due primarily to the $6.4 million full quarter impact of the LifeWatch acquisition, a $3.3 million impact from intangible asset amortization attributed to LifeWatch, $0.5 million higher consulting expense driven by system optimization efforts, as well as a $0.3 million increase in headcount-related expense, partially offset by $0.2 million in headcount synergies. The decrease in the general and administrative expense as a percent of revenue was the result of improved leverage due to the impact of synergies and higher revenue.
Sales and Marketing Expense

	Three Months Ended		Change
(in thousands, except percentages)	March 31, 2018	March 31, 2017	$	%
Sales and marketing expense	$11,340	$7,701	$3,639	47.3%
Percentage of revenue	12.0%	13.8%
The increase to sales and marketing expense for the three months ended March 31, 2018 was due primarily to the $5.4 million full quarter impact of the LifeWatch acquisition and $0.9 million due to higher sales meeting costs, partially offset by approximately $2.8 million of synergies due to the integration of LifeWatch. Sales and marketing expense decreased as a percentage of revenue due to improved leverage resulting from the synergies realized from our LifeWatch acquisition.
Bad Debt Expense

	Three Months Ended		Change
(in thousands, except percentages)	March 31, 2018	March 31, 2017	$	%
Bad debt expense	$4,879	$2,791	$2,088	74.8%
Percentage of revenue	5.2%	5.0%
The increase in bad debt expense for the three months ended March 31, 2018 was due to increased Healthcare revenue and the timing of revenue and collections. Substantially all of our bad debt expense relates to the Healthcare segment. Bad debt expense in the Research segment and the Corporate and Other category was minimal and is recorded on a specific account basis.

Research and Development Expense

	Three Months Ended		Change
(in thousands, except percentages)	March 31, 2018	March 31, 2017	$	%
Research and development expense	$3,289	$2,433	$856	35.2%
Percentage of revenue	3.5%	4.4%
Research and development expense for the three months ended March 31, 2018 increased due primarily to the $0.7 million full quarter impact of the LifeWatch acquisition, offset partially by $0.2 million of synergies realized from the integration of LifeWatch and other cost savings.
Other Charges

	Three Months Ended		Change
(in thousands, except percentages)	March 31, 2018	March 31, 2017	$	%
Other charges	$5,085	$1,739	$3,346	192.4%
Percentage of revenue	5.4%	3.1%
The increase in other charges for the three months ended March 31, 2018 was primarily related to $3.2 million for the consolidation and closure of certain legacy LifeWatch international locations and $0.7 million of higher legal expenses, offset by a $0.5 million decrease in integration expenses related to our 2016 acquisitions.
Other Expense

	Three Months Ended		Change
(in thousands, except percentages)	March 31, 2018	March 31, 2017	$	%
Interest expense	$(1,890)	$(388)	$(1,502)	387.1%
Loss on equity method investment	(139)	(95)	(44)	46.3%
Other non-operating income/(expense), net	187	(2,515)	2,702	(107.4)%
Total Other expense	$(1,842)	$(2,998)	$1,156	(38.6)%
Percentage of revenue	1.9%	5.4%
Total other expense for the three months ended March 31, 2018 was affected by $1.5 million of additional interest expense in the current year resulting from our new SunTrust Credit Agreement entered into concurrent with our LifeWatch acquisition, offset by the reduction of $2.7 million in other non-operating charges associated with our 2017 settlement with the Office of Civil Rights related to the theft of two unencrypted laptop computers in 2011.

Income Taxes

	Three Months Ended		Change
(in thousands, except percentages)	March 31, 2018	March 31, 2017	$	%
Benefit from income taxes	$142	$866	$(724)	(83.6)%
Effective tax benefit rate	2.9%	129.3%
For the three months ended March 31, 2018 and 2017, we recognized a modest income tax benefit. After considering windfall benefits from the exercise of stock options, we expect our 2018 annual effective tax rate to be in the range of 25% to 27% absent changes in tax laws or significant changes in uncertain tax positions.

Liquidity and Capital Resources
The following table highlights certain information related to our liquidity and capital resources:

(in thousands, except ratios)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$36,346	$36,022
Healthcare accounts receivable, net of allowance for doubtful accounts	31,802	25,190
Other accounts receivable, net of allowance for doubtful accounts	15,370	13,296
Availability under revolving credit facility	50,000	50,000

Working capital	$48,198	$39,153
Current ratio	2.0	1.8

Total capital lease obligations	$4,543	$5,509
Total debt	$199,155	$199,356
The following table highlights certain cash flow activities:

	Three Months Ended
(in thousands)	March 31, 2018	March 31, 2017
Net income	$5,036	$196
Non-cash adjustments to net income	16,212	8,424
Cash used for working capital	(12,174)	(3,967)
Cash provided by operating activities	9,074	4,653

Cash used in investing activities	(3,938)	(2,967)

Cash provided by/(used in) financing activities	$(4,617)	$359
Non-cash adjustments to income primarily relate to bad debt, depreciation, amortization and stock compensation expense. For the three months ended March 31, 2018, our non-cash adjustments increased compared to the comparative prior year period due primarily to $3.3 million of increased amortization, $2.8 million of increased depreciation and $2.1 million of increased bad debt expense, all related to the acquisition of LifeWatch, offset partially by a decrease of $1.0 million of stock compensation expense related to the prior year recognition of performance stock options.
In conjunction with the LifeWatch acquisition in 2017, we established a new Credit Agreement with SunTrust Bank and lenders named therein in the amount of $205.0 million and extinguished the previous Healthcare Financial Solutions, LLC Credit Agreement. For further details regarding the Credit Agreements, please see “Part I; Item 1. Financial Statements; Notes to Consolidated Financial Statements; Note 9. Credit Agreement.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our cash and cash equivalents as of March 31, 2018 were $36.3 million. We do not invest in any short-term or long-term securities, nor do we hold any derivative financial instruments for trading or speculative purposes.
At March 31, 2018, we had $199.2 million of variable rate debt, inclusive of debt discounts and deferred charges, at a rate of LIBOR plus the applicable margin, or the prime rate plus the applicable margin. A 1.0% change in either the LIBOR rate, prime rate, or the applicable margin would result in a change in interest expense of approximately $2.0 million. For further details regarding the debt, rates or applicable margin, please refer to “Part I; Item 1. Financial Statements; Notes to Consolidated Financial Statements; Note 9. Credit Agreement.”

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer (the Principal Executive Officer) and Chief Financial Officer (the Principal Financial Officer) have concluded that our disclosure controls and procedures were effective as of March 31, 2018.

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
For further details regarding certain legal proceedings to which we are currently a party, which is incorporated herein by reference, please refer to “Part I; Item 1. Financial Statements; Notes to Consolidated Financial Statements; Note 15. Legal Proceedings.”

Item 1A.  Risk Factors
In evaluating an investment in BioTelemetry common stock, investors should consider carefully, among other things, “Part I; Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, as well as the information contained in this Quarterly Report and other reports and registration statements filed by us with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In January 2018, in conjunction with the settlement of the squeeze-out procedures under Swiss law, we issued 58,786 shares of our common stock to the former LifeWatch stockholders.
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

Item 3.  Defaults Upon Senior Securities
Not applicable.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
Not applicable.

Item 6.  Exhibits
EXHIBIT INDEX

		Incorporated by Reference				Filed/Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1*	BioTelemetry, Inc. 2017 Omnibus Incentive Plan					†
10.2*	Form of Option Award Agreement under the BioTelemetry, Inc. 2017 Omnibus Incentive Plan					†
10.3*	Form of Restricted Stock Unit Award Agreement under the BioTelemetry, Inc. 2017 Omnibus Incentive Plan					†
10.4*	Form of Performance Stock Unit Award Agreement under the BioTelemetry, Inc. 2017 Omnibus Incentive Plan					†
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.					†
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.					†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					+
101.INS	XBRL Instance Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management plan or compensatory plan or arrangement.

†	Filed herewith.

+	Furnished herewith.

BioTelemetry, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOTELEMETRY, INC.

Date: April 27, 2018	By:	/s/ Heather C. Getz
Heather C. Getz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and authorized officer of the Registrant)