Form 10-Q
period 2018-06-30
BIOTELEMETRY, INC.
filed 2018-07-27
CIK 1574774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of July 16, 2018, 32,723,308 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

BIOTELEMETRY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2018

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This document includes certain forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995 regarding, among other things, our growth prospects, the prospects for our products and our confidence in our future. These statements may be identified by words such as “expect,” “anticipate,” “estimate,” “intend,” “plan,” “believe,” “promises” and other words and terms of similar meaning. Examples of forward-looking statements include statements we make regarding our ability to increase demand for our products and services, to leverage our Mobile Cardiac Outpatient Telemetry platform to expand into new markets, to grow our market share, our expectations regarding revenue trends in our segments and the achievement of cost efficiencies through process improvements. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including important factors that could delay, divert or change any of these expectations, and could cause actual outcomes and results to differ materially from current expectations. These factors include, among other things:

•	our ability to identify acquisition candidates, acquire them on attractive terms and integrate their operations into our business;

•	our ability to educate physicians and continue to obtain prescriptions for our products and services;

•	changes to insurance coverage and reimbursement levels by Medicare and commercial payors for our products and services;

•	our ability to attract and retain talented executive management and sales personnel;

•	the commercialization of new competitive products;

•	our ability to obtain and maintain required regulatory approvals for our products, services and manufacturing facilities;

•	changes in governmental regulations and legislation;

•	our ability to obtain and maintain adequate protection of our intellectual property;

•	acceptance of our new products and services;

•	adverse regulatory action;

•	interruptions or delays in the telecommunications systems that we use;

•	our ability to successfully resolve outstanding legal proceedings; and

•	the other factors that are described in “Part I; Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017.
We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as may be required by law.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements
BIOTELEMETRY, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)	(Unaudited) June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$39,434	$36,022
Healthcare accounts receivable, net of allowance for doubtful accounts of $22,004 and $15,556, at June 30, 2018 and December 31, 2017, respectively	35,332	25,190
Other accounts receivable, net of allowance for doubtful accounts of $2,198 and $1,425, at June 30, 2018 and December 31, 2017, respectively	14,601	13,296
Inventory	7,708	5,332
Prepaid expenses and other current assets	8,111	10,268
Total current assets	105,186	90,108
Property and equipment, net of accumulated depreciation of $73,642 and $71,902, at June 30, 2018 and December 31, 2017, respectively	47,653	49,194
Intangible assets	133,812	141,707
Goodwill	238,339	223,105
Deferred tax assets	20,939	17,681
Other assets	2,446	2,767
Total assets	$548,375	$524,562
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13,815	$14,529
Accrued liabilities	20,855	26,055
Current portion of capital lease obligations	3,223	4,023
Current portion of long-term debt	3,588	2,050
Deferred revenue	4,456	4,298
Total current liabilities	45,937	50,955
Long-term portion of capital lease obligations	313	1,486
Long-term debt	195,365	197,306
Other long-term liabilities	33,559	25,112
Total liabilities	275,174	274,859
Stockholders’ equity:
Common stock—$.001 par value as of June 30, 2018 and December 31, 2017; 200,000,000 shares authorized as of June 30, 2018 and December 31, 2017; 32,715,190 and 32,460,668 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	33	32
Paid-in capital	415,701	409,517
Accumulated other comprehensive loss	(281)	(114)
Accumulated deficit	(142,252)	(158,678)
Total BioTelemetry, Inc.’s stockholders’ equity	273,201	250,757
Noncontrolling interest	—	(1,054)
Total equity	273,201	249,703
Total liabilities and equity	$548,375	$524,562
See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues	$101,360	$58,129	$195,856	$114,010
Cost of revenues	35,605	22,162	72,053	45,134
Gross profit	65,755	35,967	123,803	68,876
Operating expenses:
General and administrative	28,741	14,366	55,460	30,283
Sales and marketing	11,075	7,631	22,415	15,332
Bad debt expense	6,875	2,416	11,754	5,207
Research and development	2,733	2,515	6,022	4,948
Other charges	5,208	4,651	10,293	6,390
Total operating expenses	54,632	31,579	105,944	62,160
Income from operations	11,123	4,388	17,859	6,716
Other expense:
Interest expense	(2,684)	(392)	(4,574)	(781)
Loss on equity method investment	(45)	(101)	(184)	(196)
Other non-operating income/(expense), net	550	(899)	737	(3,413)
Total other expense	(2,179)	(1,392)	(4,021)	(4,390)
Income before income taxes	8,944	2,996	13,838	2,326
Benefit from/(provision for) income taxes	1,500	(1,270)	1,642	(404)
Net income	10,444	1,726	15,480	1,922
Net loss attributable to noncontrolling interest	—	—	(946)	—
Net income attributable to BioTelemetry, Inc.	$10,444	$1,726	$16,426	$1,922

Net income per common share attributable to BioTelemetry, Inc.:
Basic	$0.32	$0.06	$0.51	$0.07
Diluted	$0.29	$0.05	$0.46	$0.06
Weighted average number of common shares outstanding:
Basic	32,435	28,687	32,227	28,558
Dilutive stock options and restricted stock units	3,143	2,986	3,187	2,936
Diluted	35,578	31,673	35,414	31,494
See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income attributable to BioTelemetry, Inc.	$10,444	$1,726	$16,426	$1,922
Other comprehensive income/(loss):
Foreign currency translation gain/(loss)	30	18	(167)	19
Comprehensive income attributable to BioTelemetry, Inc.	$10,474	$1,744	$16,259	$1,941

See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(in thousands)	June 30, 2018	June 30, 2017
OPERATING ACTIVITIES
Net income	$15,480	$1,922
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	11,754	5,207
Depreciation	11,236	5,551
Amortization of intangibles	8,646	1,989
Stock-based compensation	4,923	4,200
Equity method investment loss	184	196
Change in fair value of acquisition-related contingent consideration	(700)	(605)
Change in fair value of derivative instrument	—	898
Accretion of discount on debt	621	110
Non-cash lease income	(64)	(102)
Non-cash tax (benefit)/expense	(3,258)	3
Changes in operating assets and liabilities:
Healthcare and other accounts receivables	(22,579)	(7,280)
Inventory	(2,376)	845
Prepaid expenses and other assets	1,700	(289)
Accounts payable	(582)	(3,237)
Accrued and other liabilities	(8,849)	1,325
Net cash provided by operating activities	16,136	10,733
INVESTING ACTIVITIES
Purchases of property and equipment and investment in internally developed software	(9,937)	(6,197)
Purchase of derivative instrument	—	(1,322)
Investment in equity method investee	—	(350)
Net cash used in investing activities	(9,937)	(7,869)
FINANCING ACTIVITIES
Proceeds related to the exercising of stock options and employee stock purchase plan	6,152	3,602
Tax payments related to the vesting of shares	(2,890)	(1,881)
Principal payments on long-term debt	(1,025)	(626)
Principal payments on capital lease obligations	(1,973)	(132)
Acquisition of noncontrolling interests	(2,885)	—
Net cash (used in)/provided by financing activities	(2,621)	963
Effect of exchange rate changes on cash	(166)	19
Net increase in cash and cash equivalents	3,412	3,846
Cash and cash equivalents - beginning of period	36,022	23,052
Cash and cash equivalents - end of period	$39,434	$26,898
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash purchases of property and equipment	$1,131	$498
Non-cash acquisitions of noncontrolling interests	3,972	—
Cash paid for interest	3,675	648
Cash paid for taxes	$1,107	$1,232
See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	BioTelemetry, Inc. Equity
	Common Stock		Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity
(In thousands, except shares)	Shares	Amount
Balance at December 31, 2017	32,460,668	$32	$409,517	$(114)	$(158,678)	$(1,054)	$249,703
Share issuances related to stock compensation plans	280,913	1	6,151	—	—	—	6,152
Stock-based compensation	—	—	4,923	—	—	—	4,923
Shares withheld to cover taxes on vesting of share based awards	(85,177)	—	(2,890)	—	—	—	(2,890)
Acquisition of noncontrolling interests	58,786	—	(2,000)	—	—	2,000	—
Currency translation adjustment	—	—	—	(167)	—	—	(167)
Net income/(loss)	—	—	—	—	16,426	(946)	15,480
Balance at June 30, 2018	32,715,190	$33	$415,701	$(281)	$(142,252)	$—	$273,201

See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies
a) Principles of Consolidation & Reclassifications
The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X and include the accounts of BioTelemetry, Inc. and its controlled subsidiaries (“BioTelemetry,” the “Company,” “we,” “our” or “us”). In the opinion of management, all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed herein) considered necessary to present fairly the financial position as of June 30, 2018, the results of operations for the interim three and six month periods ended June 30, 2018 and 2017, and cash flows for the interim six month periods ended June 30, 2018 and 2017 have been included. All intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Certain reclassifications have been made to prior period statements to conform to the current period presentation. These consist of:

•	reclassifying trade payable invoices received but not yet processed in our purchasing system from accrued liabilities to accounts payable in the consolidated balance sheets,

•	reclassifying amounts among the various categories within the accrued expense disclosure,

•	disaggregating the components of other expense in the consolidated statements of operations,

•	reclassifying research and development costs from the Corporate and Other category to the Healthcare segment in our segment information disclosures, and

•	aggregating the Technology operating segment into the Corporate and Other category.
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
In addition to the recurring fair value measurements, the fair value of certain assets acquired and liabilities assumed in connection with a business combination are recorded at fair value, primarily using a discounted cash flow model (classified as Level 3). This valuation technique requires us to make certain assumptions, including, but not limited to, future operating performance and cash flows, royalty rate and other such variables which are discounted to present value using a discount rate that reflects the risk factors associated with future cash flow, the characteristics of the assets acquired and liabilities assumed and the experience of the acquired business. Non-financial assets such as goodwill, intangible assets, and property and equipment are subsequently measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. We assess the impairment of goodwill and indefinite lived assets annually or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

d) Accounts Receivable and Allowance for Doubtful Accounts
Healthcare accounts receivable is recorded at the time Healthcare segment revenue is recognized, net of contractual allowances, and is presented on the consolidated balance sheet net of an allowance for doubtful accounts. The ultimate collection of accounts receivable may not be known for several months after services have been provided and billed. The percentages and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods and analyses, including current and historical cash collections and the aging of receivables by payor. Because of continuing changes in the health care industry and third-party reimbursement, it is possible that our estimates of collectability could change, which could have a material impact on our operations and cash flows.
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
At June 30, 2018 and December 31, 2017, one payor, Medicare, accounted for 17% and 21%, respectively, of our gross accounts receivable.
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
g) Stock-Based Compensation
ASC 718, Compensation—Stock Compensation (“ASC 718”), addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for: (i) equity instruments of the enterprise or (ii) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. ASC 718 requires that an

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

entity measure the cost of equity-based service awards issued to employees, such as stock options and restricted stock units (“RSUs”), based on the grant-date fair value of the award and recognize the cost of such awards over the requisite service period (generally, the vesting period of the award). ASC 718 requires that an entity measure the cost of liability-based service awards based on current fair value that is remeasured subsequently at each reporting date through the settlement date. The compensation expense associated with performance stock units (“PSUs”) is recognized ratably over the period between when the performance conditions are deemed probable of achievement and when the awards are vested. Performance stock options (“PSOs”) are valued and stock-based compensation expense is only recognized once the performance conditions of the outstanding PSOs have been met. We account for equity awards issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees.
We have historically recorded stock-based compensation expense based on the number of stock options or RSUs we expect to vest using our historical forfeiture experience and we periodically update those forfeiture rates to apply to new grants. While we early adopted Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting during the year ended December 31, 2016, we have elected to continue to estimate forfeitures under the true-up provision of ASC 718. We record additional expense if the actual forfeiture rate is lower than estimated, and record a recovery of prior expense if the actual forfeiture rate is higher than estimated.
We estimate the fair value of our stock options using the Black‑Scholes option valuation model. The Black‑Scholes option valuation model requires the use of certain subjective assumptions. The most significant of these assumptions are the estimates of the expected volatility of the market price of our stock and the expected term of the award. We base our estimates of expected volatility on the historical average of our stock price. The expected term represents the period of time that share‑based awards granted are expected to be outstanding. Other assumptions used in the Black‑Scholes option valuation model include the risk‑free interest rate and expected dividend yield. The risk‑free interest rate for periods pertaining to the expected term of each option is based on the U.S. Treasury yield of a similar duration in effect at the time of grant. We have never paid, and do not expect to pay, dividends in the foreseeable future.
We estimate the fair value of our PSUs using a Monte Carlo simulation. This model uses assumptions, including the risk free interest rate, expected volatility of our stock price and those of the performance group, dividends of the performance group members and expected life of the awards. As noted above, we continue to estimate forfeitures under the true-up provision of ASC 718. If it becomes probable that the PSU performance targets will be met, compensation expense will be recorded for these awards ratably over the requisite service period. The PSUs are forfeited to the extent the performance criteria are not met.
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
We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (i) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted in the U.S. The TCJA represents sweeping changes in U.S. tax law. Under ASC 740, the effects of changes in tax rates and tax laws on deferred tax balances are recognized in the period in which the new legislation is enacted. The total effect of tax law changes on deferred tax balances is recorded as a component of income tax expense.
In response to the TCJA, the Staff of the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance to registrants in applying ASC 740 in connection with the TCJA. SAB 118 provides that, in the period of enactment, the income tax effects of the TCJA may be reported as a provisional amount based on a reasonable estimate (to the extent a reasonable estimate can be determined), which would be subject to adjustment during a measurement period. The measurement period begins in the reporting period of the TCJA’s enactment and ends when a registrant has obtained, prepared, and analyzed the information that was needed in order to complete the accounting requirements under ASC 740. SAB 118 also describes supplemental disclosures that should accompany the provisional amounts. As of December 31, 2017, we applied the guidance in SAB 118 to account for the financial accounting impacts of the TCJA and have provided the applicable supplemental disclosures in “Note 13. Income Taxes.”
i) Net Income Per Share
We compute net income per share in accordance with ASC 260 - Earnings Per Share. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by giving effect to all potential dilutive common stock equivalents, including stock options, RSUs, PSOs and PSUs, using the treasury stock method.
Certain stock options, which are priced higher than the market price of our shares as of June 30, 2018 and 2017 would be anti-dilutive and therefore have been excluded from the weighted average shares used in computing diluted net income per share. These options could become dilutive in future periods. Similarly, certain recently granted RSUs and PSUs are also excluded using the treasury stock method as their impact would be anti-dilutive. The dilutive effect of weighted average shares outstanding excludes approximately 0.6 million and 0.7 million shares for the three and six month periods ended June 30, 2018, respectively, and excludes approximately 0.3 million and 0.4 million shares for the three and six month periods ended June 30, 2017, respectively, as their effect would have been anti-dilutive on our net income per share.
j) Segment Information
ASC 280 - Segment Reporting, establishes standards for reporting information regarding operating segments in annual financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance.
We report our business under two segments: Healthcare and Research. The Healthcare segment is focused on remote cardiac monitoring to identify cardiac arrhythmias or heart rhythm disorders. We offer cardiologists, electrophysiologists, neurologists and primary care physicians a full spectrum of solutions

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

which provides them with a single source of cardiac monitoring services. The Research segment is engaged in centralized core laboratory services providing cardiac monitoring, imaging services, scientific consulting and data management services for drug and medical device trials. During the first quarter of 2018, as part of the continuing LifeWatch integration, our forward-looking integration and rebranding plans, and considering the full year 2018 financial forecasts of the results of the integrated company, and re-evaluating the significance and materiality of our segments, we aggregated the Technology operating segment into the Corporate and Other category. Included in the Corporate and Other category is the manufacturing, testing and marketing of cardiovascular and blood glucose monitoring devices to medical companies, clinics and hospitals and corporate overhead and other items not allocated to any of our reportable segments.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which has been updated through several revisions and clarifications since its original issuance (collectively, the “Revenue Updates”). The Revenue Updates require revenue recognized to represent the transfer of promised goods or services to customers at an amount that reflects the consideration that a company expects to receive in exchange for those goods or services. The Revenue Updates also require new, expanded disclosures regarding revenue recognition. We adopted the Revenue Updates effective January 1, 2018. See “Note 2. Revenue Recognition.”

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Accounting Pronouncements Not Yet Adopted
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606 - Revenue from Contracts with Customers (“ASC 606”). The amendments in ASU 2018-07 are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. We are currently evaluating the potential effects of this updated guidance on our consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases. This standard requires lessees to recognize most leases on their balance sheet, make selected changes to lessor accounting and disclose additional key information about leases. The standard is effective for annual and interim reporting periods beginning after December 15, 2018. A modified retrospective transition approach is required, with certain practical expedients available.
Specific determinations and considerations that are in process related to the impact of ASU 2016-02 include:

•	Adoption of this standard on January 1, 2019.

•
Continuing evaluation of our existing leases, including identifying all contracts that are, or contain, leases and accumulating all the necessary information required to properly account for the leases under the new standard.

•	Continuing evaluation of our processes and internal controls to ensure we meet the new reporting and disclosure requirements.

•	Determining the systems and procedures to identify and track leases.

•	Determining the standard’s impact, if any, on our debt covenants.

•	Applying the practical expedients related to historical lease classification.

•
Analysis of the impact to the presentation and disclosure of our financial statements. The quantification of amounts has not yet been determined. We do not believe that these changes will materially impact our liquidity or ability to enter or exit leases.

We expect to complete our assessment of the full financial impact shortly after December 31, 2018, and will include all required presentation and disclosures under ASU 2016-02 in our Form 10-Q for the three months ending March 31, 2019.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2. Revenue Recognition
We adopted ASC 606 on January 1, 2018, which requires revenue recognized to represent the transfer of promised goods or services to customers at an amount that reflects the consideration that a company expects to receive in exchange for those goods or services.
We utilized the modified retrospective method for adoption, allowing us to not retrospectively adjust prior periods. We applied the modified retrospective method only to contracts that were not complete at January 1, 2018 and accounted for the aggregate effect of any contract modifications upon adoption. No cumulative adjustment to retained earnings was recorded.
Disaggregation of Revenue
We disaggregate revenue from contracts with customers by payor type and major service line. We determined that disaggregating revenue into these categories achieves the disclosure objective of illustrating the differences in the nature, amount, timing and uncertainty of our revenue streams. Disaggregated revenue by payor type and major service line for the three and six months ended June 30, 2018 was as follows:

	Three Months Ended June 30, 2018
(in thousands)	Healthcare	Research	Other	Total Consolidated
Payor/Service Line
Remote cardiac monitoring services - Medicare	$36,599	$—	$—	$36,599
Remote cardiac monitoring services - commercial payors	50,124	—	—	50,124
Clinical trial support and related services	—	12,546	—	12,546
Technology devices, consumable and related services	—	—	2,091	2,091
Total	$86,723	$12,546	$2,091	$101,360

	Six Months Ended June 30, 2018
(in thousands)	Healthcare	Research	Other	Total Consolidated
Payor/Service Line
Remote cardiac monitoring services - Medicare	$66,814	$—	$—	$66,814
Remote cardiac monitoring services - commercial payors	100,460	—	—	100,460
Clinical trial support and related services	—	23,790	—	23,790
Technology devices, consumable and related services	—	—	4,792	4,792
Total	$167,274	$23,790	$4,792	$195,856
Remote Cardiac Monitoring Services Revenue (Healthcare segment)
Healthcare segment revenue is generated by remote cardiac monitoring to identify cardiac arrhythmias or heart rhythm disorders. We offer cardiologists, electrophysiologists, neurologists and primary care physicians a full spectrum of solutions which provides them with a single source of cardiac monitoring services. We bill after service commences.
Performance obligations are determined based on the nature of the services provided by us. With our remote cardiac monitoring services, the patient receives the benefits from the cardiac monitoring service over time, resulting in a time elapsed output method for revenue recognition. We believe that this method

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

provides an accurate depiction of the transfer of value over the term of the performance obligation because the level of effort in providing these services is consistent during the service period.
A summary of the payment arrangements with payors is as follows:

•
Medicare and Contracted payors: We determine the transaction price based on negotiated prices for services provided, on a case rate basis, as provided for under the relevant Current Procedural Terminology (“CPT”) codes.

•
Non-contracted payors: Non-contracted commercial and government insurance carriers often reimburse out of network rates provided for under the relevant CPT codes on a case rate basis. Our transaction price includes implicit price concessions based on our historical collection experience for our non-contracted patients

We are utilizing the portfolio approach practical expedient in ASC 606 for our patient contracts in the Healthcare segment. We account for the contracts within each portfolio as a collective group, rather than individual contracts. Based on our history with these portfolios and the similar nature and characteristics of the patients within each portfolio, we have concluded that the financial statement effects are not materially different than if accounting for revenue on a contract by contract basis.
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
For our non-contracted portfolio, we are providing an implicit price concession because we do not have a contract with the underlying payor, the result of which requires us to estimate our transaction price based on historical cash collections utilizing the expected value method. Subsequent adjustments to the transaction price are recorded as an adjustment to Healthcare segment revenue and not as bad debt expense.
We have not made any significant changes to judgments in applying ASC 606 during the three and six months ended June 30, 2018.
Clinical Trial Support and Related Services Revenue (Research segment)
Research revenue is generated by providing centralized core laboratory services, including cardiac monitoring, imaging services, scientific consulting and data management services for drug and medical device trials. These amounts are due from pharmaceutical companies and contract research organizations. We bill our customers after the services are performed. Under a typical contract, some customers pay us a portion of our fee for these services upon contract execution as an upfront refundable deposit. Upfront deposits are deferred and then recognized as the services are performed. If a contract is canceled prior to service being provided, the upfront deposit is refunded.
Performance obligations are determined based on the nature of the services provided by us. Our core laboratory services are provided over time as the customer receives benefits resulting in revenue recognition over the term of the contract. Our research customer contracts have legally enforceable terms that are predominately thirty days due to termination for convenience clauses, which are held by the customer with no significant penalty. Given the short-term nature of these contracts and the structure of our billing practices, our billing practices approximate our performance if measured by an output method, where each

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

output is an individual occurrence of each performance obligation. Accordingly, we utilize the invoice practical expedient as defined in ASC 606, resulting in recognition of revenue in the amount that we have the right to invoice.
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
We have not made any significant changes to judgments in applying ASC 606 during the three and six months ended June 30, 2018.
Technology Devices, Consumable and Related Service Revenue (Other category)
Our technology device, consumable and other related revenue is primarily derived from two operations: (1) manufacturing, engineering and development of non-invasive cardiac monitors for healthcare companies and (2) manufacturing, engineering and development of cellular-enabled blood glucose meter systems for wholesale distributors of diabetes supplies and diabetic patients. We bill our customers after goods are delivered or services are performed.
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
We have not made any significant changes to judgments in applying ASC 606 during the three and six months ended June 30, 2018.
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
We currently do not have any contract assets. We recognize contract liabilities in the form of deferred revenue in the Research segment in instances where a customer pays an upfront deposit upon contract execution for future services to be performed by us. We receive payments from our customers based on standard terms and conditions. No significant changes or impairment losses occurred to contract balances during the three and six months ended June 30, 2018.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of June 30, 2018, we had deferred revenue of $4.5 million primarily related to the Research segment where customers paid upfront deposits upon contract execution for future services to be performed by us. If the contract is canceled, these upfront deposits are refundable if service was not yet provided. For the three months ended June 30, 2018, the amount recognized as revenue from the deferred revenue balance at March 31, 2018 was $1.4 million, while for the six months ended June 30, 2018, the amount recognized as revenue from the deferred revenue balance as of December 31, 2017 was $2.2 million.
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

3. Acquisitions
LifeWatch
On July 12, 2017, we, through our wholly owned subsidiary Cardiac Monitoring Holding Company, LLC, acquired approximately 97% of the outstanding shares of LifeWatch for aggregate consideration of 3,615,840 shares of BioTelemetry common stock with a fair value of $116.8 million and cash in the amount of $165.8 million. On that date, we acquired control of LifeWatch and began consolidating its financial statements.  The acquisition of LifeWatch strengthens our market position as the leader in remote cardiac monitoring.
We recorded our obligations to acquire the remaining untendered LifeWatch shares, pursuant to a squeeze-out procedure in accordance with Swiss law and takeover regulations related to the offering, as components of accrued liabilities and paid-in capital, and reduced our noncontrolling interest related to our

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

ownership of LifeWatch, in our consolidated balance sheet as of December 31, 2017. As a result, we owned 100% of LifeWatch as of December 31, 2017. In early January 2018, we settled those obligations with payment of $2.9 million in cash and the issuance of 58,786 shares of our common stock with a fair market value of $2.0 million.
We accounted for the transaction as a business combination, and as such, all assets acquired and liabilities assumed were recorded at their estimated fair values.  The excess of the fair value of the purchase price over the fair value of the net assets acquired has been recognized as goodwill, which represents the expected future benefits arising from the assembled workforce and other synergies attributable to cost savings opportunities.  We recognized $198.8 million of goodwill as a result of the acquisition, all of which has been assigned to the Healthcare segment. None of this goodwill will be deductible for tax purposes.
The amounts below represent our preliminary fair value estimates as of June 30, 2018 and are subject to subsequent adjustment as additional information is obtained during the applicable measurement period.  The primary areas of these preliminary estimates that are not yet finalized relate to certain tangible assets acquired and liabilities assumed, including deferred taxes and uncertain tax positions. The measurement period adjustments recorded during the six months ended June 30, 2018 were due primarily to a $5.7 million adjustment to increase accrued liabilities related to the ZTech legal matter (see “Note 15. Legal Proceedings” for details) and an $8.9 million increase to other long-term liabilities.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(in thousands, except lives)	Amount	Weighted Average Life (Years)
Fair value of assets acquired:
Cash and cash equivalents	$4,303
Healthcare accounts receivable	10,089
Inventory	1,136
Prepaid expenses and other current assets	3,798
Property and equipment	27,507
Other assets	713
Identifiable intangible assets:
Customer relationships	126,800	10
Technology	3,217	2.5
Total identifiable intangible assets	130,017
Total assets acquired	177,563
Fair value of liabilities assumed:
Accounts payable	10,292
Accrued liabilities	15,579
Current portion of capital lease obligations	4,664
Current portion of long-term debt	3,027
Long-term capital lease obligations	3,420
Deferred tax liabilities	14,465
Other long-term liabilities	32,364
Total liabilities assumed	83,811

Total identifiable net assets	93,752
Fair value of noncontrolling interest	(9,961)
Goodwill	198,783
Net assets acquired	$282,574
We have integrated the operations of LifeWatch into our Healthcare segment. As a result of this integration, it is impracticable to disclose the amount of revenue and income/(loss) attributable to LifeWatch.
There were no acquisition-related costs related to LifeWatch for the three and six month periods ended June 30, 2018.
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
Pro forma financial information is summarized as follows:

(pro forma, unaudited, in thousands, except per share amounts)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Revenue	$88,500	$173,600
Net income/(loss) attributable to BioTelemetry, Inc.	2,600	(3,500)
Net income/(loss) per common share attributable to BioTelemetry, Inc.:
Basic	$0.08	$(0.11)
Diluted	$0.07	$(0.11)
Weighted average number of common shares outstanding:
Basic	32,381	32,282
Diluted	35,921	32,282

4. Inventory
Inventory consists of the following:

(in thousands)	June 30, 2018	December 31, 2017
Raw materials and supplies	$5,012	$3,128
Finished goods	2,696	2,204
Total inventory	$7,708	$5,332
Inventory, which includes purchased parts, materials, direct labor and applied manufacturing overhead, is stated at the lower of cost or net realizable value, with cost determined by use of the first-in, first-out method.

5. Fair Value Measurements
We have determined that our long-term debt, classified as Level 2, has a fair value consistent with its carrying value, exclusive of debt discount and deferred charges, of $199.0 million and $199.4 million as of June 30, 2018 and December 31, 2017, respectively.
Contingent consideration represents our contingent milestone payment obligations related to our acquisitions and is measured at fair value, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions we believe would be made by a market participant. We assess these estimates on an ongoing basis as additional data impacting the assumptions is obtained. The balances of the fair value of contingent consideration were recognized within accrued liabilities and other long-term liabilities on our

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

consolidated balance sheets. Adjustments to contingent consideration are recorded in other charges in the consolidated statements of operations.
The following table provides a reconciliation of the beginning and ending balances of contingent consideration associated with our Telcare and ePatch acquisitions that occurred during the year ended December 31, 2016:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Beginning balance	$—	$2,700	$700	$3,305
Changes in fair value of contingent consideration	—	—	(700)	(605)
Ending balance	$—	$2,700	$—	$2,700
During the six months ended June 30, 2018 and 2017, the fair values of the contingent consideration decreased $0.7 million and $0.6 million, respectively, as it was no longer probable that certain of the contingencies related to the Telcare or ePatch acquisitions, respectively, would be met.

6. Goodwill and Intangible Assets
Goodwill was recognized at the time of our acquisitions. The following table presents the carrying amount of goodwill allocated to our reportable segments, as well as the changes to goodwill during the six months ended June 30, 2018:

	Reporting Segment
(in thousands)	Healthcare	Research	Corporate and Other	Total
Balance at December 31, 2017	$198,273	$16,293	$8,539	$223,105
Measurement period adjustments	15,234	—	—	15,234
Balance at June 30, 2018	$213,507	$16,293	$8,539	$238,339
The measurement period adjustments in the Healthcare segment are due to the LifeWatch acquisition. Refer to “Note 3. Acquisitions” for details related to the measurement period adjustments.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The gross carrying amounts and accumulated amortization of our intangible assets are as follows:

	Estimated Useful Life (Years)
(in thousands, except years)		June 30, 2018	December 31, 2017
Customer relationships	5 - 15	$143,100	$143,174
Technology including internally developed software	1.5 - 10	16,779	15,953
Backlog	1 - 4	6,860	6,860
Covenants not to compete	5 - 7	1,040	1,040
Total intangible assets, gross		167,779	167,027
Customer relationships		(17,836)	(10,868)
Technology including internally developed software		(9,804)	(8,573)
Backlog		(5,439)	(5,052)
Covenants not to compete		(888)	(827)
Total accumulated amortization		(33,967)	(25,320)
Total intangible assets, net		$133,812	$141,707

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
As of June 30, 2018, our investment in WellBridge represented 32.2% of its outstanding stock. A summary of our investment in WellBridge is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Beginning balance	$1,292	$1,030	$1,431	$1,125
Capital contributions	—	350	—	350
Loss in equity method investment	(45)	(101)	(184)	(196)
Ending balance	$1,247	$1,279	$1,247	$1,279

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Accrued Liabilities
Accrued liabilities consist of the following:

(in thousands)	June 30, 2018	December 31, 2017
Compensation	$11,171	$13,694
Professional fees	4,932	3,816
Squeeze-out	—	2,885
Severance	363	1,605
Non-income taxes	547	588
Interest	658	306
Operating costs	1,296	1,170
Facility costs	719	802
Other	1,169	1,189
Total	$20,855	$26,055

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
The carrying amount of the term loan was $199.0 million as of June 30, 2018, which is the principal amount outstanding, net of $5.0 million of unamortized deferred financing costs to be amortized over the remaining term of the credit facility. The revolving credit facility is subject to an unused commitment fee, which is determined by reference to our Consolidated Total Net Leverage Ratio, as defined in the SunTrust Credit Agreement. Our unused commitment fee as of June 30, 2018 was 0.3%, and the revolving credit facility remains undrawn as of that date.
Covenants
The SunTrust Credit Agreement contains affirmative and financial covenants regarding the operations of our business and certain negative covenants that, among other things, limit our ability to incur additional indebtedness, grant certain liens, make certain investments, merge or consolidate, make certain restricted payments and engage in certain asset dispositions, including a sale of all, or substantially all, of our property. As of June 30, 2018, we were in compliance with our covenants.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Equity
Common Stock
As of June 30, 2018 and December 31, 2017, we were authorized to issue 200,000,000 shares of common stock. As of June 30, 2018 and December 31, 2017, we had 32,715,190 and 32,460,668 shares issued and outstanding, respectively. During the three months ended March 31, 2018, in accordance with the squeeze-out procedures under Swiss law, we issued 58,786 shares to the remaining stockholders of LifeWatch. See “Note 3. Acquisitions” for further details related to the LifeWatch acquisition.
Preferred Stock
As of June 30, 2018, we were authorized to issue 10,000,000 shares of preferred stock. As of June 30, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.
Noncontrolling Interest
During 2018, after a formal restructuring of shareholdings approved by the board of directors of LifeWatch Turkey Holdings AG (“LifeWatch Turkey”), we became the sole shareholder of LifeWatch Turkey. No cash or other consideration was exchanged to effect this transaction. As a result, we no longer reflect a noncontrolling interest in our consolidated balance sheet; however, we continue to reflect the net loss attributable to the noncontrolling interest on our consolidated statement of operations for the period of time where we did not own the entire entity.

11. Stock-Based Compensation
We have three stock plans: our 2017 Omnibus Incentive Plan (“OIP”), our 2008 Equity Incentive Plan (the “2008 Plan”) and our 2003 Equity Incentive Plan (the “2003 Plan”). The OIP is the only remaining stock plan actively granting new stock options or units.  The purpose of these stock plans was, and the OIP is, to grant incentive stock options to employees and non-qualified stock options, RSUs, performance stock and other stock-based incentive awards to officers, directors, employees and consultants.  The Plans are administered by our Board of Directors (the “Board”) or its delegates. The number, type, exercise price, and vesting terms of awards are determined by the Board or its delegates in accordance with the terms of the Plans. The stock options granted expire on a date specified by the Board but generally not more than ten years from the grant date. Stock option grants to employees generally vest over four years while RSUs generally vest after three years.
2017 Omnibus Incentive Plan (OIP)
In May 2017, our stockholders approved the OIP, which replaces the 2008 Plan. Stock options, RSUs, PSUs and PSOs are granted under the OIP. At June 30, 2018, 2,333,880 shares remain available for grant under the OIP.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2008 Equity Incentive Plan
Our 2008 Plan became effective on March 18, 2008 and replaced our 2003 Plan. Under the terms of the 2008 Plan, all available shares in the 2003 Plan share reserve automatically rolled into the 2008 Plan. Any cancellations or forfeitures of granted stock options under the 2003 Plan also automatically roll into the 2008 Plan. There are no shares available to grant under the 2008 Plan subsequent to the approval of the OIP.
Stock option and PSO activity is summarized as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2017	3,574,439	$10.78
Granted	270,806	33.43
Forfeited	(60,577)	27.31
Exercised	(553,259)	8.53
Outstanding as of June 30, 2018	3,231,409	$12.76	5.7	$104,190
Exercisable as of June 30, 2018	2,215,761	$6.59	4.3	$85,097
Expected to vest as of June 30, 2018	926,897	$26.20	8.7	$17,424

Performance Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2017	150,000	$20.41
Granted	—	—
Forfeited	—	—
Exercised	(15,000)	18.33
Outstanding as of June 30, 2018	135,000	$20.64	8.5	$3,288
Exercisable as of June 30, 2018	135,000	$20.64	8.5	$3,288
The table below summarizes certain additional information with respect to our options:

	Three Months Ended		Six Months Ended
(in thousands, except per option amounts)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Aggregate intrinsic value of options exercised	$15,715	$2,073	$17,879	$5,825
Cash received from the exercise of stock options	3,665	985	4,992	2,966
Weighted average grant date fair value per option	$20.17	$18.42	$19.79	$15.57

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The total compensation cost of options granted but not yet vested at June 30, 2018 was $13.3 million, which is expected to be recognized over a weighted average period of approximately three years.
RSU and PSU activity is summarized as follows:

	Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Units outstanding as of December 31, 2017	467,129	$13.76	—	—
Granted	125,860	34.38	88,345	$37.79
Forfeited	(7,980)	17.60	—	—
Vested	(223,723)	12.03	—	—
Units outstanding as of June 30, 2018	361,286	$21.93	88,345	$37.79
During 2018, we granted awards to certain participants in the form of PSUs. These PSUs will vest at the end of a three-year performance period only if specific financial performance metrics are met, and the vested shares will then be modified based on relative total shareholder return. The 88,345 PSUs were granted at “target” levels; however, for share pool purposes, we have reserved an additional 88,345 shares if the combined financial performance and market conditions achieve maximum levels. For the three and six months ended June 30, 2018, no compensation expense related to these PSUs was recognized in accordance with ASC 718 and ASC 505-50 for employees and non-employees, respectively.
Additional information about our RSUs is summarized as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Aggregate market value of RSUs vested	$1,478	$320	$7,873	$4,585
The total compensation cost of RSUs and PSUs granted but not yet vested at June 30, 2018 was $9.2 million, which is expected to be recognized over a weighted average period of approximately two years. Additionally, there were 576,546 RSUs vested but not released at June 30, 2018.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Employee Stock Purchase Plan
In July 2008, we made available an Employee Stock Purchase Plan (“2008 ESPP”) in which substantially all of our full-time employees became eligible to participate effective March 18, 2008. In May 2017, our stockholders approved the BioTelemetry, Inc. 2017 Employee Stock Purchase Plan (“2017 ESPP”), with 500,000 shares reserved for issuance which replaced the 2008 ESPP. Under the 2017 ESPP, employees may contribute through payroll deductions up to $21,500. The price per share is equal to the lower of 85% of the fair market price on the first day of the offering period, or 85% of the fair market price on the day of purchase. Proceeds received from the issuance of shares are credited to stockholders’ equity in the period that the shares are issued. Purchases under the 2017 ESPP are made in March and September. For the six months ended June 30, 2018, an aggregate of 65,477 shares were purchased in accordance with the 2017 ESPP. Net proceeds from the issuance of shares of common stock under the 2017 ESPP for the six months ended June 30, 2018 were $1.2 million. At June 30, 2018, 387,274 shares remain available for purchase under the 2017 ESPP.
Our aggregate stock-based compensation expense is summarized as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Stock options	$1,717	$560	$2,828	$1,156
Performance stock options	—	—	—	1,534
Restricted stock units	840	413	1,560	1,226
Employee stock purchase plan	301	169	535	284
Total stock-based compensation expense	$2,858	$1,142	$4,923	$4,200

12. Other Charges
We account for expenses associated with exit or disposal activities in accordance with ASC 420 - Exit or Disposal Cost Obligations, and record the expenses in other charges in our consolidated statements of operations. The related accruals are recorded in the accrued liabilities line of our consolidated balance sheets.

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

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Legal fees	$1,305	$1,885	$2,841	$2,867
Professional fees	525	2,172	1,752	3,332
Severance and employee related costs	1,294	347	3,291	532
Change in fair value of contingent consideration	—	—	(700)	(605)
Reserve for note receivable	1,793	—	1,793	—
Other costs	291	247	1,316	264
Total	$5,208	$4,651	$10,293	$6,390
Other charges are due primarily to integration activities related to the LifeWatch acquisition and a reserve for a note receivable with a bankrupt customer. The change in fair value of contingent consideration is the result of the contingent consideration related to certain 2016 acquisitions being written off as it is no longer probable that certain of the contingencies will be met.

13. Income Taxes
The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur.  We review and update our estimated annual effective tax rate each quarter.  We recorded an income tax benefit of $1.5 million and $1.6 million for the three and six months ended June 30, 2018, respectively, due primarily to a discrete benefit recorded for an equity compensation deduction under the previously adopted ASU 2016-9, Improvement to Employee Share Based Payment Accounting and an income tax provision of $0.4 million for the six months ended June 30, 2017.
At June 30, 2018 and December 31, 2017, we had deferred tax assets, net of deferred tax liabilities and valuation allowance, of $20.9 million and $17.7 million, respectively.
During the three months ended June 30, 2018, in connection with our acquisitions, we identified uncertain tax positions for periods prior to our ownership related to items recorded through purchase accounting, resulting in an additional unrecognized tax benefit of approximately $15.0 million. As a result, a net reserve of $8.9 million, inclusive of pre-acquisition interest, was recorded as a component of other long-term liabilities within our consolidated balance sheets related to these uncertain tax positions. The unrecognized tax benefit, or a portion of an unrecognized tax benefit, is presented in the consolidated financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.
We recognize interest and penalties, where applicable, related to unrecognized tax benefits within the benefit from/(provision for) income taxes line in the consolidated statements of operations. During the three months ended June 30, 2018, we recorded $0.9 million of interest in the consolidated statements of

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

operations associated with our unrecognized tax benefits, net of $0.4 million of deductible future interest which was recorded as a deferred tax asset on our consolidated balance sheet.
At June 30, 2018 and December 31, 2017, we had net reserves of $31.2 million and $22.0 million, respectively, for uncertain tax positions.
On December 22, 2017, the TCJA was enacted in the U.S.  The TCJA represents sweeping changes in U.S. tax law. As of December 31, 2017, we recorded the provisional impact from the TCJA in accordance with SAB 118. As of June 30, 2018, we have not adjusted any of our provisional amounts that were recorded as of December 31, 2017. We will finalize our adjustments during 2018.

14. Segment Information
We operate under two reportable segments: Healthcare and Research. During the first quarter of 2018, we aggregated the Technology operating segment into the “Corporate and Other” category. The Healthcare segment is focused on remote cardiac monitoring to identify cardiac arrhythmias or heart rhythm disorders. We offer cardiologists, electrophysiologists, neurologists and primary care physicians a full spectrum of solutions which provides them with a single source of cardiac monitoring services. The Research segment is engaged in centralized core laboratory services providing cardiac monitoring, imaging services, scientific consulting and data management services for drug and medical device trials. Included in the Corporate and Other category is the manufacturing, testing and marketing of cardiovascular and blood glucose monitoring devices to medical companies, clinics and hospitals and corporate overhead and other items not allocated to any of our reportable segments.
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
During the year ended December 31, 2017, we reclassified research and development costs associated with cardiovascular devices from the Corporate and Other category to the Healthcare segment to synchronize our external reporting with the way our chief operating decision maker reviews segment performance and makes decisions about the reportable segments.

	Three Months Ended June 30, 2018
(in thousands)	Healthcare	Research	Corporate and Other	Consolidated
Revenues	$86,723	$12,546	$2,091	$101,360
Gross profit	60,882	5,328	(455)	65,755
Income/(loss) before income taxes	34,875	1,520	(27,451)	8,944
Depreciation and amortization	4,948	967	4,139	10,054
Capital expenditures	7,077	911	(1,989)	5,999

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended June 30, 2017
(reclassified, in thousands)	Healthcare	Research	Corporate and Other	Consolidated
Revenues	$44,070	$9,562	$4,497	$58,129
Gross profit	29,695	3,981	2,291	35,967
Income/(loss) before income taxes	15,528	324	(12,856)	2,996
Depreciation and amortization	2,706	1,039	80	3,825
Capital expenditures	2,713	466	51	3,230

	Six Months Ended June 30, 2018
(in thousands)	Healthcare	Research	Corporate and Other	Consolidated
Revenues	$167,274	$23,790	$4,792	$195,856
Gross profit	113,851	10,246	(294)	123,803
Income/(loss) before income taxes	52,599	2,306	(41,067)	13,838
Depreciation and amortization	16,384	1,977	1,521	19,882
Capital expenditures	12,141	1,202	(3,406)	9,937

	Six Months Ended June 30, 2017
(reclassified, in thousands)	Healthcare	Research	Corporate and Other	Consolidated
Revenues	$86,581	$18,886	$8,543	$114,010
Gross profit	57,558	7,734	3,584	68,876
Income/(loss) before income taxes	28,546	703	(26,923)	2,326
Depreciation and amortization	5,567	2,072	(99)	7,540
Capital expenditures	5,603	466	128	6,197

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
ZTech, Inc., Biorita LLC, and the Cleveland Clinic Foundation Arbitration
In January 2017, ZTech, Inc., Biorita LLC, and the Cleveland Clinic Foundation (the “Claimants”) filed an arbitration demand against LifeWatch with the American Arbitration Association. Claimants alleged that LifeWatch violated the 2015 Stock Purchase Agreement for the purchase of FlexLife Health, Inc., a remote international normalized ratio monitoring business. The demand alleged LifeWatch did not make commercially reasonable efforts to achieve certain conditions precedent and did not have a reasonable basis for terminating the business line. Claimants sought liquidated damages and attorneys’ fees. On May 9, 2018, the arbitration panel issued an award including accrued interest against LifeWatch in the amount of

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

$6.0 million. The award liability, plus the accrued interest through July 12, 2017, was recorded as a measurement period adjustment for our LifeWatch acquisition (see “Note 3. Acquisitions”). The interest accrued since the acquisition date of LifeWatch was recorded as a component of other non-operating expense and accrued liabilities within our consolidated financial statements. The total amount of the award and accrued interest was paid in May 2018.

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
Company Background
We provide remote monitoring services and digital population health management for healthcare providers, medical device manufacturing and centralized core laboratory services for clinical research. We operate under two reportable segments: Healthcare and Research. Healthcare is focused on the diagnosis and monitoring of cardiac arrhythmias or heart rhythm disorders. We offer cardiologists and electrophysiologists, neurologists and primary care physicians a full spectrum of solutions which provides them with a single source of cardiac monitoring services. These services range from the differentiated remote cardiac telemetry service to event, Holter, extended Holter, Pacemaker and International Normalized Ratio monitoring. Research is engaged in central core laboratory services providing cardiac monitoring, imaging services, scientific consulting and data management services for drug and medical device trials. Included in the Corporate and Other category is the manufacturing, testing and marketing of cardiovascular and blood glucose monitoring devices to medical companies, clinics and hospitals and corporate overhead and other items not allocated to any of our reportable segments.

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

Results of Operations
Three Months Ended June 30, 2018 and June 30, 2017
Revenues

	Three Months Ended		Change
(in thousands, except percentages)	June 30, 2018	June 30, 2017	$	%
Healthcare	$86,723	$44,070	$42,653	96.8%
Research	12,546	9,562	2,984	31.2%
Other	2,091	4,497	(2,406)	(53.5)%
Total revenues	$101,360	$58,129	$43,231	74.4%
Total revenues for the three months ended June 30, 2018 increased 74.4% driven by a 96.8% increase in Healthcare revenue and a 31.2% increase in Research revenue. The Healthcare revenue increase was due to a 70% increase in Healthcare patient volume resulting primarily from the LifeWatch acquisition. On an organic basis, Healthcare revenue grew 16%. The organic revenue growth stemmed from higher mobile cardiac telemetry (“MCT”) and extended Holter patient volume as well as a favorable payor mix. The Research revenue increase was driven by higher imaging volume from oncology studies as well as increased cardiac revenue from early phase studies. The strength in Healthcare and Research revenue was partially offset by lower Other revenue due to several large product sales in the second quarter of 2017.
Gross Profit

	Three Months Ended		Change
(in thousands, except percentages)	June 30, 2018	June 30, 2017	$	%
Gross profit	$65,755	$35,967	$29,788	82.8%
Percentage of revenues	64.9%	61.9%
Gross profit for the three months ended June 30, 2018 increased due to the impact of the LifeWatch acquisition, organic revenue growth and realized synergies from our acquisitions. The 300 basis point increase in gross margin percentage was due to the impact of synergies resulting from the integration of LifeWatch.
General and Administrative Expense

	Three Months Ended		Change
(in thousands, except percentages)	June 30, 2018	June 30, 2017	$	%
General and administrative expense	$28,741	$14,366	$14,375	100.1%
Percentage of revenues	28.4%	24.7%
General and administrative expense increased for the three months ended June 30, 2018 due to the $10.4 million impact of the LifeWatch acquisition, $3.3 million of additional intangible asset amortization attributable to LifeWatch, $2.0 million of additional headcount related expense and $1.3 million higher stock compensation expense, partially offset by $2.6 million in synergies stemming from the integration of LifeWatch.

Sales and Marketing Expense

	Three Months Ended		Change
(in thousands, except percentages)	June 30, 2018	June 30, 2017	$	%
Sales and marketing expense	$11,075	$7,631	$3,444	45.1%
Percentage of revenues	10.9%	13.1%
The increase in sales and marketing expense for the three months ended June 30, 2018 was due primarily to the $5.1 million of the LifeWatch acquisition, partially offset by $1.2 million of synergies due to the integration of LifeWatch.
Bad Debt Expense

	Three Months Ended		Change
(in thousands, except percentages)	June 30, 2018	June 30, 2017	$	%
Bad debt expense	$6,875	$2,416	$4,459	184.6%
Percentage of revenues	6.8%	4.2%
The increase in bad debt expense for the three months ended June 30, 2018 was due primarily to the $2.6 million impact of the LifeWatch acquisition, the increased Healthcare revenue and the timing of the Healthcare collections, as well as a $1.1 million specific reserve related to a customer bankruptcy in the Corporate and Other category. Bad debt expense in Research was minimal and is recorded on a specific account basis.
Research and Development Expense

	Three Months Ended		Change
(in thousands, except percentages)	June 30, 2018	June 30, 2017	$	%
Research and development expense	$2,733	$2,515	$218	8.7%
Percentage of revenues	2.7%	4.3%
Research and development expense for the three months ended June 30, 2018 increased due primarily to the $0.8 million impact of the LifeWatch acquisition, offset partially by $0.7 million of synergies realized from the integration of LifeWatch.
Other Charges

	Three Months Ended		Change
(in thousands, except percentages)	June 30, 2018	June 30, 2017	$	%
Other charges	$5,208	$4,651	$557	12.0%
Percentage of revenues	5.1%	8.0%
Other charges for the three months ended June 30, 2018 were due primarily to $2.2 million for the continued integration and restructuring activities related to the LifeWatch acquisition, a $1.8 million reserve for a note receivable with a bankrupt customer, $0.8 million for patent litigation and $0.4 million of other expenses, including legal and depreciation.

Other charges for the three months ended June 30, 2017 were due to $3.4 million for transaction costs, primarily legal and professional fees, associated with the LifeWatch acquisition, $0.7 million for patent litigation and $0.6 million related to other restructuring and nonrecurring activities.
Other Expense

	Three Months Ended		Change
(in thousands, except percentages)	June 30, 2018	June 30, 2017	$	%
Interest expense	$(2,684)	$(392)	$(2,292)	584.7%
Loss on equity method investment	(45)	(101)	56	(55.4)%
Other non-operating income/(expense), net	550	(899)	1,449	(161.2)%
Total Other expense	$(2,179)	$(1,392)	$(787)	56.5%
Percentage of revenues	2.2%	2.4%
Total other expense for the three months ended June 30, 2018 was affected by $2.3 million of additional interest expense resulting from the new Credit Agreement entered into concurrent with the LifeWatch acquisition and $0.3 million of interest related to the ZTech ruling (see “Part I; Item 1. Financial Statements; Notes to Consolidated Financial Statements; Note 15. Legal Proceedings”), partially offset by an unrealized foreign exchange gain of $1.0 million associated with our uncertain tax positions. Other non-operating expense for the three months ended June 30, 2017 was impacted by a $0.9 million change in the fair value of a foreign currency option purchased in connection with the LifeWatch acquisition.
Income Taxes

	Three Months Ended		Change
(in thousands, except percentages)	June 30, 2018	June 30, 2017	$	%
Benefit from/(provision for) income taxes	$1,500	$(1,270)	$2,770	(218.1)%
Effective tax rate	16.8%	(42.4)%
For the three months ended June 30, 2018, we recognized an income tax benefit due primarily to a discrete benefit recorded for equity compensation deductions. For the three months ended June 30, 2017, we recorded income tax expense. After considering windfall benefits from the exercise of stock options, we expect our 2018 annual effective tax rate to be in the range of 14% to 16%, absent changes in tax laws or significant changes in uncertain tax positions.

Six Months Ended June 30, 2018 and June 30, 2017
Revenues

	Six Months Ended		Change
(in thousands, except percentages)	June 30, 2018	June 30, 2017	$	%
Healthcare	$167,274	$86,581	$80,693	93.2%
Research	23,790	18,886	4,904	26.0%
Other	4,792	8,543	(3,751)	(43.9)%
Total revenues	$195,856	$114,010	$81,846	71.8%
Total revenues for the six months ended June 30, 2018 increased 71.8%, driven by a 93.2% increase in Healthcare revenue and a 26% increase in Research revenue. The Healthcare revenue increase was due to a 66% increase in Healthcare patient volume due to the impact of the LifeWatch acquisition. On an organic basis, Healthcare revenue grew 14%. The organic revenue growth stemmed from higher MCT and extended Holter patient volume as well as a favorable payor mix. The Research revenue increase was driven by higher imaging volume. The strength in Healthcare and Research revenue was partially offset by lower Other revenue due to several large product sales in the first half of 2017.
Gross Profit

	Six Months Ended		Change
(in thousands, except percentages)	June 30, 2018	June 30, 2017	$	%
Gross profit	$123,803	$68,876	$54,927	79.7%
Percentage of revenues	63.2%	60.4%
Gross profit for the six months ended June 30, 2018 increased due primarily to the impact of the LifeWatch acquisition, the organic revenue growth and realized synergies from our acquisitions. The 280 basis point increase in gross margin percentage was due to the impact of synergies resulting from the integration of LifeWatch.
General and Administrative Expense

	Six Months Ended		Change
(in thousands, except percentages)	June 30, 2018	June 30, 2017	$	%
General and administrative expense	$55,460	$30,283	$25,177	83.1%
Percentage of revenues	28.3%	26.6%
General and administrative expense increased for the six months ended June 30, 2018 due primarily to the $19.6 million impact of the LifeWatch acquisition, $6.6 million of intangible asset amortization attributable to LifeWatch and $3.7 million of additional headcount-related expense, partially offset by $4.2 million in synergies stemming from the integration of LifeWatch.

Sales and Marketing Expense

	Six Months Ended		Change
(in thousands, except percentages)	June 30, 2018	June 30, 2017	$	%
Sales and marketing expense	$22,415	$15,332	$7,083	46.2%
Percentage of revenues	11.4%	13.4%
The increase in sales and marketing expense for the six months ended June 30, 2018 was due to the $10.4 million impact of the LifeWatch acquisition and $1.0 million due to higher sales meeting costs, partially offset by $4.0 million of synergies due to the integration of LifeWatch and $0.4 million of lower training and travel costs.
Bad Debt Expense

	Six Months Ended		Change
(in thousands, except percentages)	June 30, 2018	June 30, 2017	$	%
Bad debt expense	$11,754	$5,207	$6,547	125.7%
Percentage of revenues	6.0%	4.6%
The increase in bad debt expense for the six months ended June 30, 2018 was due to the $4.4 million impact of the LifeWatch acquisition, the increased Healthcare revenue and the timing of Healthcare collections, as well as a $1.1 million specific reserve related to a customer bankruptcy in the Corporate and Other category. Bad debt expense in Research was minimal and is recorded on a specific account basis.
Research and Development Expense

	Six Months Ended		Change
(in thousands, except percentages)	June 30, 2018	June 30, 2017	$	%
Research and development expense	$6,022	$4,948	$1,074	21.7%
Percentage of revenues	3.1%	4.3%
Research and development expense for the six months ended June 30, 2018 increased due to the $1.7 million impact of the LifeWatch acquisition, offset partially by $0.9 million of synergies realized from the integration of LifeWatch.
Other Charges

	Six Months Ended		Change
(in thousands, except percentages)	June 30, 2018	June 30, 2017	$	%
Other charges	$10,293	$6,390	$3,903	61.1%
Percentage of revenues	5.3%	5.6%
Other charges for the six months ended June 30, 2018 were due to $7.2 million related to the integration of LifeWatch, a $1.8 million reserve for a note receivable with a bankrupt customer, $1.2 million for patent litigation and $0.8 million of other expenses including legal, professional fees and depreciation, partially offset by a $0.7 million reduction in contingent consideration related to a 2016 acquisition.

Other charges for the six months ended June 30, 2017 were due to $5.0 million for transaction costs, primarily legal and professional fees, associated with the LifeWatch acquisition, $0.6 million related to other restructuring activities, $0.5 million for patent litigation and $0.3 million of other expenses.
Other Expense

	Six Months Ended		Change
(in thousands, except percentages)	June 30, 2018	June 30, 2017	$	%
Interest expense	$(4,574)	$(781)	$(3,793)	485.7%
Loss on equity method investment	(184)	(196)	12	(6.1)%
Other non-operating income/(expense), net	737	(3,413)	4,150	(121.6)%
Total Other expense	$(4,021)	$(4,390)	$369	(8.4)%
Percentage of revenues	2.1%	3.9%
Total other expense for the six months ended June 30, 2018 was affected by $3.8 million of additional interest expense resulting from the new SunTrust Credit Agreement entered into concurrent with the LifeWatch acquisition and $0.3 million of interest related to the ZTech ruling (see “Part I; Item 1. Financial Statements; Notes to Consolidated Financial Statements; Note 15. Legal Proceedings”), partially offset by an unrealized foreign exchange gain of $1.0 million associated with our uncertain tax positions. Other non-operating expense for the six months ended June 30, 2017 was impacted by $2.5 million associated with our 2017 settlement with the United States Department of Health and Human Services - Office for Civil Rights related to the theft of two unencrypted laptop computers in 2011 and the $0.9 million change in the fair value of a foreign currency option purchased in connection with the LifeWatch acquisition.
Income Taxes

	Six Months Ended		Change
(in thousands, except percentages)	June 30, 2018	June 30, 2017	$	%
Benefit from/(provision for) income taxes	$1,642	$(404)	$2,046	(506.4)%
Effective tax rate	11.9%	(17.4)%
For the six months ended June 30, 2018, we recognized an income tax benefit due primarily to a discrete benefit recorded for equity compensation deductions. For the three months ended June 30, 2017, we recorded income tax expense. After considering windfall benefits from the exercise of stock options, we expect our 2018 annual effective tax rate to be in the range of 14% to 16%, absent changes in tax laws or significant changes in uncertain tax positions.

Liquidity and Capital Resources
The following table highlights certain information related to our liquidity and capital resources:

(in thousands, except ratios)	June 30, 2018	December 31, 2017
Cash and cash equivalents	$39,434	$36,022
Healthcare accounts receivable, net of allowance for doubtful accounts	35,332	25,190
Other accounts receivable, net of allowance for doubtful accounts	14,601	13,296
Availability under revolving credit facility	50,000	50,000

Working capital	$59,249	$39,153
Current ratio	2.3	1.8

Total capital lease obligations	$3,536	$5,509
Total debt	$198,953	$199,356
The following table highlights certain cash flow activities:

	Six Months Ended
(in thousands)	June 30, 2018	June 30, 2017
Net income	$15,480	$1,922
Non-cash adjustments to net income	33,342	17,447
Cash used for working capital	(32,686)	(8,636)
Cash provided by operating activities	16,136	10,733

Cash used in investing activities	(9,937)	(7,869)

Cash (used in)/provided by financing activities	$(2,621)	$963
Non-cash adjustments to income primarily relate to bad debt, depreciation, amortization and stock compensation expense. For the six months ended June 30, 2018, our non-cash adjustments increased compared to the comparative prior year period due primarily to $6.7 million of increased amortization, $5.7 million of increased depreciation and $6.5 million of increased bad debt expense, predominantly related to the acquisition of LifeWatch, offset partially by a $3.3 million increase in the non-cash tax benefit.
In conjunction with the LifeWatch acquisition in 2017, we established a new Credit Agreement with SunTrust Bank and lenders named therein in the amount of $205.0 million and extinguished the previous Healthcare Financial Solutions, LLC Credit Agreement. For further details regarding these agreements, please see “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 10. Credit Agreement” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our cash and cash equivalents as of June 30, 2018 were $39.4 million. We do not invest in any short-term or long-term securities, nor do we hold any derivative financial instruments for trading or speculative purposes.
At June 30, 2018, we had $199.0 million of variable rate debt, inclusive of debt discounts and deferred charges, at a rate of LIBOR plus the applicable margin, or the prime rate plus the applicable margin. A 1.0% change in either the LIBOR rate, prime rate, or the applicable margin would result in a change in interest expense of approximately $2.0 million. For further details regarding the debt, rates or applicable margin, please refer to “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 10. Credit Agreement” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer (the Principal Executive Officer) and Chief Financial Officer (the Principal Financial Officer) have concluded that our disclosure controls and procedures were effective as of June 30, 2018.

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

BIOTELEMETRY, INC.

Date: July 27, 2018	By:	/s/ Heather C. Getz
Heather C. Getz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and authorized officer of the Registrant)