Form 10-Q
period 2018-09-30
BIOTELEMETRY, INC.
filed 2018-10-31
CIK 1574774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of October 15, 2018, 33,302,796 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

BIOTELEMETRY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2018

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements
BIOTELEMETRY, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)	(Unaudited) September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$63,118	$36,022
Healthcare accounts receivable, net of allowance for doubtful accounts of $22,943 and $15,556, at September 30, 2018 and December 31, 2017, respectively	36,414	25,190
Other accounts receivable, net of allowance for doubtful accounts of $2,136 and $1,425, at September 30, 2018 and December 31, 2017, respectively	14,609	13,296
Inventory	8,786	5,332
Prepaid expenses and other current assets	11,065	10,268
Total current assets	133,992	90,108
Property and equipment, net of accumulated depreciation of $66,639 and $71,902, at September 30, 2018 and December 31, 2017, respectively	47,770	49,194
Intangible assets	130,334	141,707
Goodwill	238,339	223,105
Deferred tax assets	21,830	17,681
Other assets	1,941	2,767
Total assets	$574,206	$524,562
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$15,502	$14,529
Accrued liabilities	24,104	26,055
Current portion of capital lease obligations	2,290	4,023
Current portion of long-term debt	4,356	2,050
Deferred revenue	3,833	4,298
Total current liabilities	50,085	50,955
Long-term portion of capital lease obligations	214	1,486
Long-term debt	194,395	197,306
Other long-term liabilities	33,997	25,112
Total liabilities	278,691	274,859
Stockholders’ equity:
Common stock—$.001 par value as of September 30, 2018 and December 31, 2017; 200,000,000 shares authorized as of September 30, 2018 and December 31, 2017; 33,212,058 and 32,460,668 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	33	32
Paid-in capital	422,041	409,517
Accumulated other comprehensive loss	(308)	(114)
Accumulated deficit	(126,251)	(158,678)
Total BioTelemetry, Inc.’s stockholders’ equity	295,515	250,757
Noncontrolling interest	—	(1,054)
Total equity	295,515	249,703
Total liabilities and equity	$574,206	$524,562
See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenues	$100,013	$81,023	$295,869	$195,033
Cost of revenues	37,276	31,954	109,329	77,088
Gross profit	62,737	49,069	186,540	117,945
Operating expenses:
General and administrative	26,325	25,320	81,785	55,603
Sales and marketing	10,120	9,719	32,535	25,051
Bad debt expense	5,157	3,768	16,911	8,975
Research and development	2,429	3,277	8,451	8,225
Other charges	1,330	8,152	11,623	14,542
Total operating expenses	45,361	50,236	151,305	112,396
Income/(loss) from operations	17,376	(1,167)	35,235	5,549
Other expense:
Interest expense	(2,408)	(1,841)	(6,982)	(2,622)
Loss on extinguishment of debt	—	(543)	—	(543)
Loss on equity method investment	(54)	(106)	(238)	(302)
Other non-operating income/(expense), net	(194)	658	543	(2,755)
Total other expense	(2,656)	(1,832)	(6,677)	(6,222)
Income/(loss) before income taxes	14,720	(2,999)	28,558	(673)
Benefit from income taxes	1,281	435	2,923	31
Net income/(loss)	16,001	(2,564)	31,481	(642)
Net loss attributable to noncontrolling interest	—	(279)	(946)	(279)
Net income/(loss) attributable to BioTelemetry, Inc.	$16,001	$(2,285)	$32,427	$(363)

Net income/(loss) per common share attributable to BioTelemetry, Inc.:
Basic	$0.48	$(0.07)	$1.00	$(0.01)
Diluted	$0.45	$(0.07)	$0.91	$(0.01)
Weighted average number of common shares outstanding:
Basic	33,003	31,897	32,488	29,682
Dilutive stock options and restricted stock units	2,915	—	3,078	—
Diluted	35,918	31,897	35,566	29,682
See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income/(loss) attributable to BioTelemetry, Inc.	$16,001	$(2,285)	$32,427	$(363)
Other comprehensive income/(loss):
Foreign currency translation gain/(loss)	(27)	16	(194)	35
Comprehensive income/(loss) attributable to BioTelemetry, Inc.	$15,974	$(2,269)	$32,233	$(328)

See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(in thousands)	September 30, 2018	September 30, 2017
OPERATING ACTIVITIES
Net income/(loss)	$31,481	$(642)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Bad debt expense	16,911	8,975
Depreciation	17,338	11,233
Amortization of intangibles	12,893	5,326
Stock-based compensation	6,278	5,685
Write off of derivative premium	—	1,322
Accretion of discount on debt	932	369
Loss on extinguishment of debt	—	543
Gain on legal settlement	—	(1,333)
Tax benefit	(4,149)	(563)
Other non-cash items	(421)	(1,766)
Changes in operating assets and liabilities:
Healthcare and other accounts receivable	(28,826)	(9,413)
Inventory	(3,454)	(89)
Prepaid expenses and other assets	1,932	365
Accounts payable	1,105	(8,724)
Accrued and other liabilities	(7,733)	(627)
Net cash provided by operating activities	44,287	10,661
INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	—	(166,244)
Purchases of property and equipment and investment in internally developed software	(17,498)	(11,940)
Purchase of derivative instrument	—	(1,322)
Investment in equity method investee	—	(490)
Net cash used in investing activities	(17,498)	(179,996)
FINANCING ACTIVITIES
Proceeds related to the exercising of stock options and employee stock purchase plan	10,818	5,705
Tax payments related to the vesting of shares	(2,890)	(1,881)
Issuance of long-term debt	—	205,000
Repayments of revolving loans	—	(3,000)
Payment of debt issuance costs	—	(6,319)
Principal payments on long-term debt	(1,538)	(25,851)
Principal payments on capital lease obligations	(3,005)	(1,164)
Acquisition of noncontrolling interests	(2,885)	—
Net cash provided by financing activities	500	172,490
Effect of exchange rate changes on cash	(193)	35
Net increase in cash and cash equivalents	27,096	3,190
Cash and cash equivalents - beginning of period	36,022	23,052
Cash and cash equivalents - end of period	$63,118	$26,242
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash purchases of property and equipment	$1,056	$498
Non-cash fair value of common stock returned in legal settlement	—	2,753
Non-cash fair value of equity issued for acquisition of business	3,972	117,440
Cash paid for interest	5,830	2,353
Cash paid for taxes	$1,120	$1,355
See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	BioTelemetry, Inc. Equity
	Common Stock		Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity
(in thousands, except shares)	Shares	Amount
Balance at December 31, 2017	32,460,668	$32	$409,517	$(114)	$(158,678)	$(1,054)	$249,703
Share issuances related to stock compensation plans	777,781	1	11,136	—	—	—	11,137
Stock-based compensation	—	—	6,278	—	—	—	6,278
Shares withheld to cover taxes on vesting of share based awards	(85,177)	—	(2,890)	—	—	—	(2,890)
Acquisition of noncontrolling interests	58,786	—	(2,000)	—	—	2,000	—
Currency translation adjustment	—	—	—	(194)	—	—	(194)
Net income/(loss)	—	—	—	—	32,427	(946)	31,481
Balance at September 30, 2018	33,212,058	$33	$422,041	$(308)	$(126,251)	$—	$295,515

See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies
a) Principles of Consolidation & Reclassifications
The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X and include the accounts of BioTelemetry, Inc. and its controlled subsidiaries (“BioTelemetry,” the “Company,” “we,” “our” or “us”). In the opinion of management, all adjustments (which are of a normal and recurring nature) considered necessary to present fairly the financial position as of September 30, 2018, the results of operations for the interim three and nine month periods ended September 30, 2018 and 2017, and cash flows for the interim nine month periods ended September 30, 2018 and 2017 have been included. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for any interim period are not indicative of the results of the full year. Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Certain reclassifications have been made to prior period statements to conform to the current period presentation. These consist of:

•
combining the non-cash operating items of equity method investment loss, the change in fair value of acquisition-related contingent consideration and lease income/(expense) into other non-cash items, a component of our net cash provided by operating activities on our consolidated statements of cash flows,

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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

d) Accounts Receivable and Allowance for Doubtful Accounts
Healthcare accounts receivable is recorded at the time Healthcare segment revenue is recognized and is presented on the consolidated balance sheet net of an allowance for doubtful accounts. The percentages and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods and analyses, including current and historical cash collections and the aging of receivables by payor. Because of continuing changes in the health care industry and third-party reimbursement, it is possible that our estimates of collectability could change, which could have a material impact on our operations and cash flows.
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
At September 30, 2018 and December 31, 2017, one payor, Medicare, accounted for 16% and 21%, respectively, of our gross accounts receivable.
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
g) Stock-Based Compensation
ASC 718, Compensation—Stock Compensation (“ASC 718”), addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for: (i) equity instruments of the enterprise or (ii) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. ASC 718 requires that an entity measure the cost of equity-based service awards issued to employees, such as stock options and

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

restricted stock units (“RSUs”), based on the grant-date fair value of the award and recognize the cost of such awards over the requisite service period (generally, the vesting period of the award). ASC 718 requires that an entity measure the cost of liability-based service awards based on current fair value that is remeasured subsequently at each reporting date through the settlement date. The compensation expense associated with performance stock units (“PSUs”) is recognized ratably over the period between when the performance conditions are deemed probable of achievement and when the awards are vested. Performance stock options (“PSOs”) are valued and stock-based compensation expense is recorded once the performance conditions of the outstanding PSOs have achieved probability. Prior to July 1, 2018, we accounted for equity awards issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees; see “k) Recent Accounting Pronouncements” for further details related to our adoption of ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, during the three months ended September 30, 2018 and our current accounting for equity awards issued to non-employees.
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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
i) Net Income/(Loss) Per Share
We compute net income/(loss) per share in accordance with ASC 260 - Earnings Per Share. Basic net income/(loss) per share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by giving effect to all potential dilutive common stock equivalents, including stock options, RSUs, PSOs and PSUs, using the treasury stock method.
Certain stock options, which are priced higher than the market price of our shares as of September 30, 2018 would be anti-dilutive and therefore have been excluded from the weighted average shares used in computing diluted net income per share. These options could become dilutive in future periods. Similarly, certain recently granted RSUs are also excluded using the treasury stock method as their impact would be anti-dilutive. The dilutive effect of weighted average shares outstanding excludes approximately 0.1 million and 0.5 million shares for the three and nine month periods ended September 30, 2018, respectively, as their effect would have been anti-dilutive on our net income per share.
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
We report our business under two segments: Healthcare and Research. The Healthcare segment is focused on remote cardiac monitoring to identify cardiac arrhythmias or heart rhythm disorders. We offer

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

cardiologists, electrophysiologists, neurologists and primary care physicians a full spectrum of solutions, which provides them with a single source of cardiac monitoring services. The Research segment is engaged in centralized core laboratory services providing cardiac monitoring, imaging services, scientific consulting and data management services for drug and medical device trials. During the first quarter of 2018, as part of the LifeWatch integration, our forward-looking integration and rebranding plans, considering the full year 2018 financial forecasts of the results of the integrated company, and re-evaluating the significance and materiality of our segments, we aggregated the Technology operating segment into the Corporate and Other category. Included in the Corporate and Other category is the manufacturing, testing and marketing of cardiovascular and blood glucose monitoring devices to medical companies, clinics and hospitals and corporate overhead and other items not allocated to any of our reportable segments.
k) Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606 - Revenue from Contracts with Customers (“ASC 606”). The amendments in ASU 2018-07 are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. We adopted this standard on July 1, 2018, effective January 1, 2018, and this standard did not have a material impact on our financial position, results of operations or disclosures.
In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, to add various SEC paragraphs pursuant to the issuance of SAB 118 to ASC 740. SAB 118 was issued by the SEC in December 2017 to provide immediate guidance for accounting implications of U.S. tax reform under the TCJA. We have evaluated the potential impacts of SAB 118 and have applied this guidance to our consolidated financial statements and related disclosures as of January 1, 2018.
In May 2017, the FASB released ASU 2017-09, Scope of Modification Accounting, which clarifies the changes to terms or conditions of a share-based payment award that requires application of modification accounting under Topic 718. A change to an award should be accounted for as a modification unless the fair value of the modified award is the same as the original award, the vesting conditions do not change and the classification as an equity or liability instrument does not change. This update is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. We adopted this standard effective January 1, 2018, and this standard did not have a material impact on our financial position, results of operations or disclosures.
In January 2017, the FASB released ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
Accounting Pronouncements Not Yet Adopted
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The updated guidance also requires an entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the impact of this guidance on our consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases. This standard, along with several subsequent updates, requires lessees to recognize most leases on their balance sheet, make selected changes to lessor accounting and disclose additional key information about leases. The standard is effective for annual and interim reporting periods beginning after December 15, 2018. A modified retrospective transition approach is required, with certain practical expedients available.
As of September 30, 2018, we have substantially completed the following with respect to the adoption of ASU 2016-02:

•	Developed a detailed project plan with milestone dates.

•	Educated BioTelemetry personnel on the key points of ASU 2016-02.

•	Determined the completeness of our current lease populations (as both lessee and lessor) as of September 30, 2018.

•	Determined that no additional systems are required to track and monitor the lease population.

•	Elected the optional modified retrospective method, with adoption as of January 1, 2019.

•	Elected to apply a majority of the available practical expedients.

•	Established and implemented key transition controls to ensure we meet the new reporting and disclosure requirements.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

•	Developed a process to review and document our lease populations as well as to calculate the right-of-use assets and liabilities (including related assumptions used in the calculations).

•	Determined no expected material impact of ASU 2016-02 on our debt covenants.

Specific determinations and considerations that are in process related to the impact of ASU 2016-02 include:

•
Continuing evaluation of new agreements, including identifying all contracts that are, or contain, leases and accumulating all the necessary information required to properly account for the leases under the new standard.

•	Continuing evaluation of our processes and internal controls to ensure we meet the new reporting and disclosure requirements.

•
Analysis of the impact to the presentation and disclosure in our financial statements. The quantification of amounts has not yet been determined. We do not believe that these changes will materially impact our liquidity or ability to enter or exit leases.

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
Disaggregation of Revenue
We disaggregate revenue from contracts with customers by payor type and major service line. We determined that disaggregating revenue into these categories achieves the disclosure objective of illustrating the differences in the nature, amount, timing and uncertainty of our revenue streams. Disaggregated revenue by payor type and major service line for the three and nine months ended September 30, 2018 was as follows:

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended September 30, 2018
(in thousands)	Healthcare	Research	Other	Total Consolidated
Payor/Service Line
Remote cardiac monitoring services - Medicare	$34,638	$—	$—	$34,638
Remote cardiac monitoring services - commercial payors	49,558	—	—	49,558
Clinical trial support and related services	—	13,464	—	13,464
Technology devices, consumable and related services	—	—	2,353	2,353
Total	$84,196	$13,464	$2,353	$100,013

	Nine Months Ended September 30, 2018
(in thousands)	Healthcare	Research	Other	Total Consolidated
Payor/Service Line
Remote cardiac monitoring services - Medicare	$101,452	$—	$—	$101,452
Remote cardiac monitoring services - commercial payors	150,018	—	—	150,018
Clinical trial support and related services	—	37,254	—	37,254
Technology devices, consumable and related services	—	—	7,145	7,145
Total	$251,470	$37,254	$7,145	$295,869
Remote Cardiac Monitoring Services Revenue (Healthcare segment)
Healthcare segment revenue is generated by remote cardiac monitoring to identify cardiac arrhythmias or heart rhythm disorders. We offer cardiologists, electrophysiologists, neurologists and primary care physicians a full spectrum of solutions, which provides them with a single source of cardiac monitoring services. We bill after service commences.
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
A summary of the payment arrangements with payors is as follows:

•
Medicare and Contracted Payors: We determine the transaction price based on negotiated prices for services provided, on a case-rate basis, as provided for under the relevant Current Procedural Terminology (“CPT”) codes.

•
Non-Contracted Payors: Non-contracted commercial and government insurance carriers often reimburse out of network rates provided for under the relevant CPT codes on a case rate basis. Our transaction price includes implicit price concessions based on our historical collection experience for our non-contracted patients

We are utilizing the portfolio approach practical expedient in ASC 606 for our patient contracts in the Healthcare segment. We account for the contracts within each portfolio as a collective group, rather than individual contracts. Based on our history with these portfolios and the similar nature and

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

characteristics of the patients within each portfolio, we have concluded that the financial statement effects are not materially different than if accounting for revenue on a contract-by-contract basis.
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
We have not made any significant changes to judgments in applying ASC 606 during the three and nine months ended September 30, 2018.
Clinical Trial Support and Related Services Revenue (Research segment)
Research revenue is generated by providing centralized core laboratory services, including cardiac monitoring, imaging services, scientific consulting and data management services for drug and medical device trials. These amounts are due from pharmaceutical companies and contract research organizations. We bill our customers after services are performed. Under a typical contract, some customers pay us a portion of our fee upon contract execution as an upfront refundable deposit. Upfront deposits are deferred and then recognized as the services are performed. If a contract is canceled prior to service being provided, the upfront deposit is refunded.
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
We have not made any significant changes to judgments in applying ASC 606 during the three and nine months ended September 30, 2018.
Technology Devices, Consumable and Related Service Revenue (Other category)
Our technology device, consumable and related service revenue is primarily derived from two operations: (1) manufacturing, engineering and development of non-invasive cardiac monitors for healthcare companies and (2) manufacturing, engineering and development of cellular-enabled blood

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

glucose meter systems for wholesale distributors of diabetes supplies and diabetic patients. We bill our customers after goods are delivered or services are performed.
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
We have not made any significant changes to judgments in applying ASC 606 during the three and nine months ended September 30, 2018.
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
We currently do not have any contract assets. We recognize contract liabilities in the form of deferred revenue in the Research segment in instances where a customer pays an upfront deposit upon contract execution for future services to be performed by us. We receive payments from our customers based on standard terms and conditions. No significant changes or impairment losses occurred to contract balances during the three and nine months ended September 30, 2018.
As of September 30, 2018, we had deferred revenue of $3.8 million primarily related to the Research segment where customers paid upfront deposits upon contract execution for future services to be performed by us. If the contract is canceled, these upfront deposits are refundable if service was not yet provided. For the three months ended September 30, 2018, the amount recognized as revenue from the deferred revenue balance at June 30, 2018 was $1.0 million, while for the nine months ended September 30, 2018, the amount recognized as revenue from the deferred revenue balance as of December 31, 2017 was $2.6 million.
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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
We finalized our fair value estimates related to the LifeWatch acquisition during the three months ended September 30, 2018. The measurement period adjustments recorded during the nine months ended

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

September 30, 2018 were due primarily to a $5.7 million adjustment to increase accrued liabilities related to the ZTech legal matter (see “Note 15. Legal Proceedings” for details) and an $8.9 million increase to other long-term liabilities.

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

4. Inventory
Inventory consists of the following:

(in thousands)	September 30, 2018	December 31, 2017
Raw materials and supplies	$5,367	$3,128
Finished goods	3,419	2,204
Total inventory	$8,786	$5,332

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Inventory, which includes purchased parts, materials, direct labor and applied manufacturing overhead, is stated at the lower of cost or net realizable value, with cost determined by use of the first-in, first-out method. The increase in our inventory balance is due primarily to the accumulation of newer generation devices in our Technology operating segment to support our growing Healthcare business.

5. Fair Value Measurements
We have determined that our long-term debt, classified as Level 2, has a fair value consistent with its carrying value, exclusive of debt discount and deferred charges, of $198.8 million and $199.4 million as of September 30, 2018 and December 31, 2017, respectively.
Contingent consideration represents our contingent milestone payment obligations related to our acquisitions and is measured at fair value, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions we believe would be made by a market participant. We assess these estimates on an ongoing basis as additional data impacting the assumptions is obtained. The balances of the fair value of contingent consideration were recognized within accrued liabilities and other long-term liabilities on our consolidated balance sheets. Adjustments to contingent consideration are recorded in other charges in the consolidated statements of operations.
The following table provides a reconciliation of the beginning and ending balances of contingent consideration associated with our Telcare and ePatch acquisitions that occurred during the year ended December 31, 2016:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Beginning balance	$—	$2,700	$700	$3,305
Changes in fair value of contingent consideration	—	(1,400)	(700)	(2,005)
Ending balance	$—	$1,300	$—	$1,300
During the nine months ended September 30, 2018 and 2017, the fair values of the contingent consideration decreased $0.7 million and $2.0 million, respectively, as it was no longer probable that certain of the contingencies related to the Telcare or ePatch acquisitions, respectively, would be met.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6. Goodwill and Intangible Assets
Goodwill was recognized at the time of our acquisitions. The following table presents the carrying amount of goodwill allocated to our reportable segments, as well as the changes to goodwill during the nine months ended September 30, 2018:

	Reporting Segment
(in thousands)	Healthcare	Research	Corporate and Other	Total
Balance at December 31, 2017	$198,273	$16,293	$8,539	$223,105
Measurement period adjustments	15,234	—	—	15,234
Balance at September 30, 2018	$213,507	$16,293	$8,539	$238,339
The measurement period adjustments in the Healthcare segment are due to the LifeWatch acquisition. Refer to “Note 3. Acquisitions” for details related to the measurement period adjustments.
The gross carrying amounts and accumulated amortization of our intangible assets are as follows:

(in thousands, except years)	Estimated Useful Life (Years)	September 30, 2018	December 31, 2017
Gross Carrying Value:
Customer relationships	5 - 15	$143,100	$143,174
Technology including internally developed software	1.5 - 10	17,547	15,953
Backlog	1 - 4	6,860	6,860
Covenants not to compete	5 - 7	1,040	1,040
Total intangible assets, gross		168,547	167,027
Accumulated Amortization:
Customer relationships		(21,321)	(10,868)
Technology including internally developed software		(10,340)	(8,573)
Backlog		(5,633)	(5,052)
Covenants not to compete		(919)	(827)
Total accumulated amortization		(38,213)	(25,320)
Total intangible assets, net		$130,334	$141,707

7. Equity Method Investment
We hold an ownership interest in Well Bridge Health, Inc. (“WellBridge”). The investment is accounted for under the equity method. Our Chief Executive Officer sits on WellBridge’s board of directors, and therefore, WellBridge is considered a related party. Except for our periodic investment in WellBridge through capital contributions, there were no related-party transactions.
As of September 30, 2018, our investment in WellBridge represented 32.2% of its outstanding stock. A summary of our investment in WellBridge is as follows:

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Beginning balance	$1,247	$1,279	$1,431	$1,125
Capital contributions	—	140	—	490
Loss in equity method investment	(54)	(106)	(238)	(302)
Ending balance	$1,193	$1,313	$1,193	$1,313

8. Accrued Liabilities
Accrued liabilities consist of the following:

(in thousands)	September 30, 2018	December 31, 2017
Compensation	$13,689	$13,694
Professional fees	4,570	3,816
Squeeze-out of untendered LifeWatch shares	—	2,885
Severance	112	1,605
Non-income taxes	2,594	588
Interest	563	306
Operating costs	668	1,170
Facility costs	769	802
Other	1,139	1,189
Total	$24,104	$26,055

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
The loans bear interest at an annual rate, at our election, of (i) with respect to LIBOR rate loans, LIBOR plus the applicable margin and (ii) with respect to base rate loans, the base rate (the “prime rate” as published in the Wall Street Journal) plus the applicable margin. The applicable margin for both LIBOR and base rate loans is determined by reference to our Consolidated Total Net Leverage Ratio, as defined in the SunTrust Credit Agreement. As of September 30, 2018, the applicable margin is 1.75% for LIBOR loans and 0.75% for base rate loans.
The carrying amount of the term loan was $198.8 million as of September 30, 2018, which is the principal amount outstanding, net of $4.7 million of unamortized deferred financing costs to be amortized over the remaining term of the credit facility. The revolving credit facility is subject to an unused commitment fee, which is determined by reference to our Consolidated Total Net Leverage Ratio, as defined

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

in the SunTrust Credit Agreement. Our unused commitment fee as of September 30, 2018 was 0.25%, and the revolving credit facility remains undrawn as of that date.
Covenants
The SunTrust Credit Agreement contains affirmative and financial covenants regarding the operations of our business and certain negative covenants that, among other things, limit our ability to incur additional indebtedness, grant certain liens, make certain investments, merge or consolidate, make certain restricted payments and engage in certain asset dispositions, including a sale of all, or substantially all, of our property. As of September 30, 2018, we were in compliance with our covenants.

10. Equity
Common Stock
As of September 30, 2018 and December 31, 2017, we were authorized to issue 200,000,000 shares of common stock. As of September 30, 2018 and December 31, 2017, we had 33,212,058 and 32,460,668 shares issued and outstanding, respectively. During the three months ended March 31, 2018, in accordance with the squeeze-out procedures under Swiss law, we issued 58,786 shares to the remaining stockholders of LifeWatch. See “Note 3. Acquisitions” for further details related to the LifeWatch acquisition.
Preferred Stock
As of September 30, 2018, we were authorized to issue 10,000,000 shares of preferred stock. As of September 30, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.
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

11. Stock-Based Compensation
We have three stock plans: our 2017 Omnibus Incentive Plan (“OIP”), our 2008 Equity Incentive Plan (the “2008 Plan”) and our 2003 Equity Incentive Plan (the “2003 Plan”) (collectively, the “Plans”). The OIP is the only remaining stock plan actively granting new stock options or units.  The purpose of these stock plans was, and the OIP is, to grant incentive stock options to employees and non-qualified stock options, RSUs, performance stock and other stock-based incentive awards to officers, directors, employees and consultants.  The Plans are administered by our Board of Directors (the “Board”) or its delegates. The number, type, exercise price, and vesting terms of awards are determined by the Board or its delegates in accordance with the terms of the Plans. The stock options granted expire on a date specified by the Board but generally not more than ten years from the grant date. Stock option grants to employees generally vest over four years while RSUs generally vest after three years.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2017 Omnibus Incentive Plan (OIP)
In May 2017, our stockholders approved the OIP, which replaced the 2008 Plan. Stock options, RSUs, PSUs and PSOs are granted under the OIP. There were 2,332,130 shares available for grant under the OIP as of September 30, 2018.
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
Stock option and PSO activity is summarized as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2017	3,574,439	$10.78
Granted	295,806	35.34
Forfeited	(83,077)	29.45
Exercised	(992,177)	8.28
Outstanding as of September 30, 2018	2,794,991	$13.72	5.9	$141,801
Exercisable as of September 30, 2018	1,835,593	$7.12	4.6	$105,236
Expected to vest as of September 30, 2018	870,864	$26.34	8.5	$33,191

Performance Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2017	150,000	$20.41
Granted	—	—
Forfeited	—	—
Exercised	(15,000)	18.33
Outstanding as of September 30, 2018	135,000	$20.64	8.2	$5,914
Exercisable as of September 30, 2018	135,000	$20.64	8.2	$5,914

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The table below summarizes certain additional information with respect to our options:

	Three Months Ended		Nine Months Ended
(in thousands, except per option amounts)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Aggregate intrinsic value of options exercised	$20,398	$685	$38,277	$6,510
Cash received from the exercise of stock options	3,493	1,384	8,485	4,350
Weighted average grant date fair value per option	$33.12	$20.90	$20.91	$18.15
The total compensation cost of options granted but not yet vested at September 30, 2018 was $12.7 million, which is expected to be recognized over a weighted average period of approximately three years.
RSU and PSU activity is summarized as follows:

	Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Units outstanding as of December 31, 2017	467,129	$13.76	—	—
Granted	126,360	34.37	88,345	$37.79
Forfeited	(9,230)	19.27	—	—
Vested	(223,723)	12.03	—	—
Units outstanding as of September 30, 2018	360,536	$21.92	88,345	$37.79
During 2018, we granted awards to certain participants in the form of PSUs. These PSUs will vest at the end of a three-year performance period only if specific financial performance metrics are met, and the vested shares will then be modified based on relative total shareholder return. The 88,345 PSUs were granted at “target” levels; however, for share pool purposes, we have reserved an additional 88,345 shares if the combined financial performance and market conditions achieve maximum levels. For the three and nine months ended September 30, 2018, no compensation expense related to these PSUs was recognized in accordance with ASC 718 for both employees and non-employees, as amended by the early adoption of ASU 2018-07 (see “Note 1. Summary of Significant Accounting Policies; Recent Accounting Pronouncements; Accounting Pronouncements Recently Adopted” for further detail regarding ASU 2018-07).
Additional information about our RSUs is summarized as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Aggregate market value of RSUs vested	$—	$—	$7,873	$4,585
The total compensation cost of RSUs and PSUs granted but not yet vested at September 30, 2018 was $8.3 million, which is expected to be recognized over a weighted average period of approximately two years. Additionally, there were 576,546 RSUs vested but not released at September 30, 2018.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Employee Stock Purchase Plan
In May 2017, our stockholders approved the BioTelemetry, Inc. 2017 Employee Stock Purchase Plan (“2017 ESPP”) with 500,000 shares reserved for issuance, which replaced the 2008 Employee Stock Purchase Plan. Substantially all of our employees are eligible to participate in the 2017 ESPP. Under the 2017 ESPP, each participant may purchase through payroll deductions up to $21,500 of our shares in a calendar year. The price per share is equal to the lower of 85% of the fair market price on the first day of the offering period, or 85% of the fair market price on the day of purchase. Proceeds received from the issuance of shares are credited to stockholders’ equity in the period that the shares are issued. Purchases under the 2017 ESPP are made in March and September. For the nine months ended September 30, 2018, an aggregate of 121,655 shares were purchased in accordance with the 2017 ESPP. Net proceeds from the issuance of shares of common stock under the 2017 ESPP for the nine months ended September 30, 2018 were $2.3 million. At September 30, 2018, 331,096 shares remain available for purchase under the 2017 ESPP.
Our aggregate stock-based compensation expense is summarized as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Stock options	$304	$792	$3,132	$1,948
Performance stock options	—	—	—	1,534
Restricted stock units	832	557	2,392	1,783
Employee stock purchase plan	219	136	754	420
Total stock-based compensation expense	$1,355	$1,485	$6,278	$5,685

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

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Legal fees	$564	$930	$3,405	$3,797
Professional fees	415	4,462	2,167	7,794
Severance and employee related costs	227	3,210	3,518	3,742
Change in fair value of contingent consideration	—	(1,400)	(700)	(2,005)
Reserve for note receivable	—	—	1,793	—
Other costs	124	950	1,440	1,214
Total	$1,330	$8,152	$11,623	$14,542
Other charges for the nine months ended September 30, 2018 are due primarily to integration activities related to the LifeWatch acquisition and a reserve for a note receivable with a bankrupt prior customer. The change in fair value of contingent consideration is the result of the contingent consideration related to certain 2016 acquisitions being written off as it was no longer probable that certain of the contingencies would be met.

13. Income Taxes
The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur. We review and update our estimated annual effective tax rate each quarter. We recorded an income tax benefit of $1.3 million and $2.9 million for the three and nine months ended September 30, 2018, respectively, due primarily to a discrete benefit recorded for an equity compensation deduction under the previously adopted ASU 2016-9, Improvement to Employee Share Based Payment Accounting. We also recognized nominal income tax benefits for the three and nine months ended September 30, 2017.
At September 30, 2018 and December 31, 2017, we had deferred tax assets, net of deferred tax liabilities and valuation allowance, of $21.8 million and $17.7 million, respectively.
During the nine months ended September 30, 2018, in connection with our acquisitions, we identified uncertain tax positions for periods prior to our ownership related to items recorded through purchase accounting, resulting in an additional unrecognized tax benefit of approximately $15.0 million. As a result, a net reserve of $8.9 million, inclusive of pre-acquisition interest, was recorded as a component of other long-term liabilities within our consolidated balance sheets related to these uncertain tax positions. The unrecognized tax benefit, or a portion of an unrecognized tax benefit, is presented in the consolidated financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.
We recognize interest and penalties, where applicable, related to unrecognized tax benefits within the benefit from/(provision for) income taxes line in the consolidated statements of operations. During the

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

nine months ended September 30, 2018, we recorded $1.0 million of interest in the consolidated statements of operations associated with our unrecognized tax benefits, net of $0.6 million of deductible future interest which was recorded as a deferred tax asset on our consolidated balance sheet.
At September 30, 2018 and December 31, 2017, we had net reserves of $31.6 million and $22.0 million, respectively, for uncertain tax positions.
On December 22, 2017, the TCJA was enacted in the U.S.  The TCJA represents sweeping changes in U.S. tax law. As of December 31, 2017, we recorded the provisional impact from the TCJA in accordance with SAB 118. As of September 30, 2018, we have not adjusted any of our provisional amounts that were recorded as of December 31, 2017. We will finalize our adjustments during the three months ended December 31, 2018.

14. Segment Information
We operate under two reportable segments: Healthcare and Research. During the first quarter of 2018, we aggregated the Technology operating segment into the “Corporate and Other” category. The Healthcare segment is focused on remote cardiac monitoring to identify cardiac arrhythmias or heart rhythm disorders. We offer cardiologists, electrophysiologists, neurologists and primary care physicians a full spectrum of solutions, which provides them with a single source of cardiac monitoring services. The Research segment is engaged in centralized core laboratory services providing cardiac monitoring, imaging services, scientific consulting and data management services for drug and medical device trials. Included in the Corporate and Other category is the manufacturing, testing and marketing of cardiovascular and blood glucose monitoring devices to medical companies, clinics and hospitals and corporate overhead and other items not allocated to any of our reportable segments.
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
During the three months ended December 31, 2017, we reclassified research and development costs associated with cardiovascular devices from the Corporate and Other category to the Healthcare segment to synchronize our external reporting with the way our chief operating decision maker reviews segment performance and makes decisions about the reportable segments.

	Three Months Ended September 30, 2018
(in thousands)	Healthcare	Research	Corporate and Other	Consolidated
Revenues	$84,196	$13,464	$2,353	$100,013
Gross profit	56,040	5,938	759	62,737
Income/(loss) before income taxes	28,662	1,951	(15,893)	14,720
Depreciation and amortization	8,413	944	992	10,349
Capital expenditures	2,765	472	4,324	7,561

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended September 30, 2017
(reclassified, in thousands)	Healthcare	Research	Corporate and Other	Consolidated
Revenues	$69,528	$9,313	$2,182	$81,023
Gross profit	45,035	3,732	302	49,069
Income/(loss) before income taxes	14,985	219	(18,203)	(2,999)
Depreciation and amortization	7,337	1,040	642	9,019
Capital expenditures	4,796	608	339	5,743

	Nine Months Ended September 30, 2018
(in thousands)	Healthcare	Research	Corporate and Other	Consolidated
Revenues	$251,470	$37,254	$7,145	$295,869
Gross profit	169,891	16,184	465	186,540
Income/(loss) before income taxes	81,261	4,257	(56,960)	28,558
Depreciation and amortization	24,797	2,921	2,513	30,231
Capital expenditures	14,906	1,674	918	17,498

	Nine Months Ended September 30, 2017
(reclassified, in thousands)	Healthcare	Research	Corporate and Other	Consolidated
Revenues	$156,109	$28,199	$10,725	$195,033
Gross profit	102,593	11,466	3,886	117,945
Income/(loss) before income taxes	43,531	922	(45,126)	(673)
Depreciation and amortization	12,904	3,112	543	16,559
Capital expenditures	10,399	1,074	467	11,940

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
ZTech, Inc., Biorita LLC, and the Cleveland Clinic Foundation Arbitration
In January 2017, ZTech, Inc., Biorita LLC, and the Cleveland Clinic Foundation (the “Claimants”) filed an arbitration demand against LifeWatch with the American Arbitration Association. Claimants alleged that LifeWatch violated the 2015 Stock Purchase Agreement for the purchase of FlexLife Health, Inc., a remote international normalized ratio monitoring business. The demand alleged LifeWatch did not make commercially reasonable efforts to achieve certain conditions precedent and did not have a reasonable basis for terminating the business line. Claimants sought liquidated damages and attorneys’ fees. On May 9, 2018, the arbitration panel issued an award including accrued interest against LifeWatch in the amount of $6.0 million. The award liability, plus the accrued interest through July 12, 2017, was recorded as a measurement period adjustment related to our LifeWatch acquisition (see “Note 3. Acquisitions”). The

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

interest accrued since the acquisition date of LifeWatch was recorded as a component of other non-operating expense within our consolidated statements of operations. The total amount of the award and accrued interest was paid in May 2018.

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
Company Background
We provide remote monitoring services and digital population health management for healthcare providers, medical device manufacturing and centralized core laboratory services for clinical research. We operate under two reportable segments: Healthcare and Research. Healthcare is focused on the diagnosis and monitoring of cardiac arrhythmias or heart rhythm disorders. We offer cardiologists and electrophysiologists, neurologists and primary care physicians a full spectrum of solutions, which provides them with a single source of cardiac monitoring services. These services range from the differentiated remote cardiac telemetry service to event, Holter, extended Holter, Pacemaker and International Normalized Ratio monitoring. Research is engaged in central core laboratory services providing cardiac monitoring, imaging services, scientific consulting and data management services for drug and medical device trials. Included in the Corporate and Other category is the manufacturing, testing and marketing of cardiovascular and blood glucose monitoring devices to medical companies, clinics and hospitals and corporate overhead and other items not allocated to any of our reportable segments.

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
We periodically reevaluate our accounting policies, assumptions, and estimates and make adjustments when facts and circumstances warrant. Our significant accounting policies are described in “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 2. Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The accounting policies and related assumptions that we consider to be more critical to the preparation of our financial statements and accompanying notes and involve the most significant management judgments and estimates are described in “Part II; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Except for the implementation of ASC 606 - Revenue from Contracts with Customers, there were no material changes in, or additions to, our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.

Results of Operations
Three Months Ended September 30, 2018 and September 30, 2017
Revenues

	Three Months Ended		Change
(in thousands, except percentages)	September 30, 2018	September 30, 2017	$	%
Healthcare	$84,196	$69,528	$14,668	21.1%
Research	13,464	9,313	4,151	44.6%
Other	2,353	2,182	171	7.8%
Total revenues	$100,013	$81,023	$18,990	23.4%
Total revenues for the three months ended September 30, 2018 increased 23.4% driven by a 21.1% increase in Healthcare revenue and a 44.6% increase in Research revenue. On an organic basis, Healthcare revenue grew 15.1% due to an increase in patient volume driven by double-digit mobile cardiac telemetry (“MCT”) growth and triple-digit extended Holter growth. Healthcare revenue also benefited from a favorable payor mix. The Research revenue increase was driven by higher imaging volume from oncology studies as well as increased cardiac revenue from early phase studies. Other revenue increased 7.8% due to the timing of several large sales of diabetic products.
Gross Profit

	Three Months Ended		Change
(in thousands, except percentages)	September 30, 2018	September 30, 2017	$	%
Gross profit	$62,737	$49,069	$13,668	27.9%
Percentage of revenues	62.7%	60.6%
Gross profit for the three months ended September 30, 2018 increased due to the increased revenue, as well as realized synergies from our acquisitions. The 210 basis point increase in gross margin percentage was due to the favorable payor mix, the impact of volume-related efficiencies and synergies resulting from the integration of LifeWatch.
General and Administrative Expense

	Three Months Ended		Change
(in thousands, except percentages)	September 30, 2018	September 30, 2017	$	%
General and administrative expense	$26,325	$25,320	$1,005	4.0%
Percentage of revenues	26.3%	31.3%
General and administrative expense increased for the three months ended September 30, 2018 driven by $0.5 million of additional intangible asset amortization attributable to the full-quarter impact of the LifeWatch acquisition, $0.7 million of increased consulting and legal expenses and $0.4 million of increased information technology expense due to further investment in our business systems, partially offset by $1.1 million of additional synergies stemming from the full-quarter impact of the integration of LifeWatch.

Sales and Marketing Expense

	Three Months Ended		Change
(in thousands, except percentages)	September 30, 2018	September 30, 2017	$	%
Sales and marketing expense	$10,120	$9,719	$401	4.1%
Percentage of revenues	10.1%	12.0%
The increase in sales and marketing expense for the three months ended September 30, 2018 was due primarily to $0.3 million of additional expense for sales meetings.
Bad Debt Expense

	Three Months Ended		Change
(in thousands, except percentages)	September 30, 2018	September 30, 2017	$	%
Bad debt expense	$5,157	$3,768	$1,389	36.9%
Percentage of revenues	5.2%	4.7%
The increase in bad debt expense for the three months ended September 30, 2018 was due primarily to the increased Healthcare revenue and the timing of the Healthcare collections. Bad debt expense in Research was minimal and is recorded on a specific account basis.
Research and Development Expense

	Three Months Ended		Change
(in thousands, except percentages)	September 30, 2018	September 30, 2017	$	%
Research and development expense	$2,429	$3,277	$(848)	(25.9)%
Percentage of revenues	2.4%	4.0%
Research and development expense for the three months ended September 30, 2018 decreased due primarily to $0.7 million of synergies related to the full-quarter impact of the integration of LifeWatch, as well as other cost savings initiatives.
Other Charges

	Three Months Ended		Change
(in thousands, except percentages)	September 30, 2018	September 30, 2017	$	%
Other charges	$1,330	$8,152	$(6,822)	(83.7)%
Percentage of revenues	1.3%	10.1%
Other charges for the three months ended September 30, 2018 were due primarily to the continued integration and restructuring activities related to the LifeWatch acquisition and patent litigation.
Other charges for the three months ended September 30, 2017 were due primarily to legal and professional fees, as well as severance costs, related to the LifeWatch acquisition, offset by the change in fair value of contingent consideration related to certain 2016 acquisitions.

Other Expense

	Three Months Ended		Change
(in thousands, except percentages)	September 30, 2018	September 30, 2017	$	%
Interest expense	$(2,408)	$(1,841)	$(567)	30.8%
Loss on extinguishment of debt	—	(543)	543	(100.0)
Loss on equity method investment	(54)	(106)	52	(49.1)%
Other non-operating income/(expense), net	(194)	658	(852)	(129.5)%
Total other expense	$(2,656)	$(1,832)	$(824)	45.0%
Percentage of revenues	2.7%	2.3%
Total other expense for the three months ended September 30, 2018 was due primarily to $2.4 million of interest expense and the amortization of deferred financing fees related to the full-quarter impact of the SunTrust Credit Agreement entered into concurrent with the LifeWatch acquisition in mid-July 2017.
Total other expense for the three months ended September 30, 2017 was composed of $1.9 million of interest expense, $0.5 million for the loss on the extinguishment of debt related to write-off of the unamortized debt issuance costs as a result of the payoff of our previous credit agreement in mid-July 2017 and $0.4 million related to the write off of a derivative instrument premium, partially offset by a gain of $1.3 million for a settlement with the seller of Mednet Healthcare Technologies, Inc. and related companies, which the Company acquired in early 2014.
Income Taxes

	Three Months Ended		Change
(in thousands, except percentages)	September 30, 2018	September 30, 2017	$	%
Benefit from income taxes	$1,281	$435	$846	194.5%
Effective tax rate	(8.7)%	14.5%
For the three months ended September 30, 2018, we recognized an income tax benefit due primarily to a discrete benefit recorded for equity compensation deductions. For the three months ended September 30, 2017, we also recorded an income tax benefit. After considering benefits from the exercise of stock options, we expect our 2018 annual effective tax rate to be in the range of 2% to 5%, absent changes in tax laws or significant changes in uncertain tax positions.

Nine Months Ended September 30, 2018 and September 30, 2017
Revenues

	Nine Months Ended		Change
(in thousands, except percentages)	September 30, 2018	September 30, 2017	$	%
Healthcare	$251,470	$156,109	$95,361	61.1%
Research	37,254	28,199	9,055	32.1%
Other	7,145	10,725	(3,580)	(33.4)%
Total revenues	$295,869	$195,033	$100,836	51.7%
Total revenues for the nine months ended September 30, 2018 increased 51.7%, driven by a 61.1% increase in Healthcare revenue and a 32.1% increase in Research revenue. The Healthcare revenue increase was due to an increase in Healthcare patient volume due primarily to the full-period impact of the LifeWatch acquisition. On an organic basis, Healthcare revenue grew 14.6% due to an increase in patient volume driven by double-digit MCT growth and triple-digit extended Holter growth, as well as a favorable payor mix. The Research revenue increase was driven by higher volume in oncology, early phase and atrial fibrillation studies. The strength in Healthcare and Research revenue was partially offset by lower Other revenue due to the timing of several large product sales during the nine months ended September 30, 2017.
Gross Profit

	Nine Months Ended		Change
(in thousands, except percentages)	September 30, 2018	September 30, 2017	$	%
Gross profit	$186,540	$117,945	$68,595	58.2%
Percentage of revenues	63.0%	60.5%
Gross profit for the nine months ended September 30, 2018 increased due primarily to the full-period impact of the LifeWatch acquisition, the organic revenue growth and realized synergies from our acquisitions. The 250 basis point increase in gross margin percentage was due to the favorable payor mix, the impact of volume-related efficiencies and synergies resulting from the integration of LifeWatch.
General and Administrative Expense

	Nine Months Ended		Change
(in thousands, except percentages)	September 30, 2018	September 30, 2017	$	%
General and administrative expense	$81,785	$55,603	$26,182	47.1%
Percentage of revenues	27.6%	28.5%
General and administrative expense increased for the nine months ended September 30, 2018 due primarily to the $16.8 million full-period impact of the LifeWatch acquisition in mid-July 2017, $7.1 million of intangible asset amortization attributable to LifeWatch, and $6.5 million of additional headcount-related expense, partially offset by $5.3 million of additional synergies stemming from the full-period impact of the integration of LifeWatch.

Sales and Marketing Expense

	Nine Months Ended		Change
(in thousands, except percentages)	September 30, 2018	September 30, 2017	$	%
Sales and marketing expense	$32,535	$25,051	$7,484	29.9%
Percentage of revenues	11.0%	12.8%
The increase in sales and marketing expense for the nine months ended September 30, 2018 was due primarily to the $9.8 million full-period impact of the LifeWatch acquisition and $1.3 million due to higher sales meeting costs, partially offset by $4.0 million of additional synergies due to the full-period impact of the integration of LifeWatch.
Bad Debt Expense

	Nine Months Ended		Change
(in thousands, except percentages)	September 30, 2018	September 30, 2017	$	%
Bad debt expense	$16,911	$8,975	$7,936	88.4%
Percentage of revenues	5.7%	4.6%
The increase in bad debt expense for the nine months ended September 30, 2018 was due to the $5.0 million impact of the LifeWatch acquisition, the organic revenue growth, as well as a $1.1 million specific reserve related to a customer bankruptcy in the Corporate and Other category. Bad debt expense in Research was minimal and is recorded on a specific account basis.
Research and Development Expense

	Nine Months Ended		Change
(in thousands, except percentages)	September 30, 2018	September 30, 2017	$	%
Research and development expense	$8,451	$8,225	$226	2.7%
Percentage of revenues	2.9%	4.2%
Research and development expense for the nine months ended September 30, 2018 increased due to the $2.5 million full-period impact of the LifeWatch acquisition, offset partially by $1.6 million of synergies realized from the integration of LifeWatch, as well as other cost savings initiatives.
Other Charges

	Nine Months Ended		Change
(in thousands, except percentages)	September 30, 2018	September 30, 2017	$	%
Other charges	$11,623	$14,542	$(2,919)	(20.1)%
Percentage of revenues	3.9%	7.5%
Other charges for the nine months ended September 30, 2018 were due to $7.9 million related to the integration of LifeWatch, a $1.8 million reserve for a note receivable with a bankrupt customer, $1.5 million for patent litigation and $0.8 million of other expenses including legal, professional fees and depreciation, partially offset by a $0.7 million reduction in contingent consideration related to a 2016 acquisition.
Other charges for the nine months ended September 30, 2017 were due primarily to legal and professional fees, as well as severance costs, related to the acquisition of LifeWatch. These charges were partially offset by a $2.0 million decrease in the fair value of acquisition-related contingent consideration related to certain 2016 acquisitions.
Other Expense

	Nine Months Ended		Change
(in thousands, except percentages)	September 30, 2018	September 30, 2017	$	%
Interest expense	$(6,982)	$(2,622)	$(4,360)	166.3%
Loss on extinguishment of debt	—	(543)	543	(100.0)%
Loss on equity method investment	(238)	(302)	64	(21.2)%
Other non-operating income/(expense), net	543	(2,755)	3,298	(119.7)%
Total Other expense	$(6,677)	$(6,222)	$(455)	7.3%
Percentage of revenues	2.3%	3.2%
Total other expense for the nine months ended September 30, 2018 was due primarily to $7.0 million of interest expense and amortization of deferred financing fees resulting from the full-period impact of entering into the SunTrust Credit Agreement concurrent with the LifeWatch acquisition in mid-July 2017, $0.3 million of interest related to the ZTech ruling (see “Part I; Item 1. Financial Statements; Notes to Consolidated Financial Statements; Note 15. Legal Proceedings”) and a $0.2 million loss on our equity method investment, partially offset by an unrealized foreign exchange gain of $0.9 million associated with our uncertain tax positions.
Total other expense for the nine months ended September 30, 2017 was due to $2.6 million of interest expense and the amortization of deferred financing fees from our previous credit agreement paid off in mid-July 2017 and the SunTrust Credit Agreement entered into concurrent with the LifeWatch acquisition, $2.5 million associated with our 2017 settlement with the United States Department of Health and Human Services - Office for Civil Rights related to the theft of two unencrypted laptop computers in 2011, a $1.3 million charge related to the write off of a derivative instrument premium, $0.5 million of loss on the extinguishment of debt related to the write off of unamortized debt issuance costs as a result of the payoff of our previous credit agreement and a $0.3 million loss on our equity method investment, partially offset by a gain of $1.3 million for a settlement with the seller of Mednet Healthcare Technologies, Inc. and related companies, which the Company acquired in early 2014.
Income Taxes

	Nine Months Ended		Change
(in thousands, except percentages)	September 30, 2018	September 30, 2017	$	%
Benefit from income taxes	$2,923	$31	$2,892	9,329.0%
Effective tax rate	(10.2)%	4.6%
For the nine months ended September 30, 2018, we recognized an income tax benefit due primarily to a discrete benefit recorded for equity compensation deductions. For the nine months ended September 30,

2017, we also recorded an income tax benefit. After considering benefits from the exercise of stock options, we expect our 2018 annual effective tax rate to be in the range of 2% to 5%, absent changes in tax laws or significant changes in uncertain tax positions.

Liquidity and Capital Resources
The following table highlights certain information related to our liquidity and capital resources:

(in thousands, except ratios)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$63,118	$36,022
Healthcare accounts receivable, net of allowance for doubtful accounts	36,414	25,190
Other accounts receivable, net of allowance for doubtful accounts	14,609	13,296
Availability under revolving credit facility	50,000	50,000

Working capital	$83,907	$39,153
Current ratio	2.7	1.8

Total capital lease obligations	$2,504	$5,509
Total debt	$198,751	$199,356
The following table highlights certain cash flow activities:

	Nine Months Ended
(in thousands)	September 30, 2018	September 30, 2017
Net income/(loss)	$31,481	$(642)
Non-cash adjustments to net income	49,782	29,791
Cash used for working capital	(36,976)	(18,488)
Cash provided by operating activities	44,287	10,661

Cash used in investing activities	(17,498)	(179,996)

Cash provided by financing activities	$500	$172,490
For the nine months ended September 30, 2018, non-cash adjustments to income primarily relate to bad debt, depreciation, amortization and stock compensation expense, offset slightly by the non-cash tax benefit. Our non-cash adjustments increased compared to the comparative prior year period due primarily to $7.9 million of increased bad debt expense, $7.6 million of increased amortization and $6.1 million of increased depreciation, predominantly related to the full-period impact of the acquisition of LifeWatch, offset partially by a $3.6 million increase in the non-cash tax benefit. The increase in cash used for working capital was due primarily to increased receivables resulting from rapid revenue growth and the timing of cash receipts and cash payments.
In conjunction with the LifeWatch acquisition in 2017, we established a new credit agreement with SunTrust Bank and lenders named therein in the form of a $205.0 million term loan and a $50.0 million revolving credit facility and extinguished our previous credit agreement. For further details regarding these agreements, please see “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 10. Credit Agreement” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. As of September 30, 2018, our revolving credit facility remains undrawn.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our cash and cash equivalents as of September 30, 2018 were $63.1 million. We do not invest in any short-term or long-term securities, nor do we hold any derivative financial instruments for trading or speculative purposes.
At September 30, 2018, we had $198.8 million of variable rate debt, inclusive of debt discounts and deferred charges, at a rate of LIBOR plus the applicable margin, or the prime rate plus the applicable margin. A 1.0% change in either the LIBOR rate, prime rate, or the applicable margin would result in a change in interest expense of approximately $2.0 million. For further details regarding the debt, rates or applicable margin, please refer to “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 10. Credit Agreement” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer (the Principal Executive Officer) and Chief Financial Officer (the Principal Financial Officer) have concluded that our disclosure controls and procedures were effective as of September 30, 2018.

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

BIOTELEMETRY, INC.

Date: October 30, 2018	By:	/s/ Heather C. Getz
Heather C. Getz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and authorized officer of the Registrant)