Form 10-K
period 2018-12-31
BIOTELEMETRY, INC.
filed 2019-02-22
CIK 1574774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1.5 billion based on the closing sale price of the registrant’s common stock as reported by the NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2018. As of February 5, 2019, 33,607,798 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2019 annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

BioTelemetry, Inc.
Annual Report on Form 10-K
For The Fiscal Year Ended December 31, 2018

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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This document includes certain forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995 regarding, among other things, our growth prospects, the prospects for our products and our confidence in our future. These statements may be identified by words such as “expect,” “anticipate,” “estimate,” “intend,” “plan,” “believe,” “promises” and other words and terms of similar meaning. Examples of forward-looking statements include statements we make regarding our ability to increase demand for our products and services, to leverage our Mobile Cardiac Outpatient Telemetry platform, to expand into new markets, to grow our market share, our expectations regarding revenue trends in our segments and the achievement of cost efficiencies through process improvement. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including important factors that could delay, divert or change any of these expectations, and could cause actual outcomes and results to differ materially from current expectations. These factors include, among other things:

•	our ability to identify acquisition candidates, acquire them on attractive terms and integrate their operations into our business;

•	our ability to educate physicians and continue to obtain prescriptions for our products and services;

•	changes to insurance coverage and reimbursement levels by Medicare and commercial payors for our products and services;

•	our ability to attract and retain talented executive management and sales personnel;

•	the commercialization of new competitive products;

•	acceptance of our new products and services, such as our mobile cardiac telemetry (“MCT”) patch;

•	our ability to obtain and maintain required regulatory approvals for our products, services and manufacturing facilities;

•	changes in governmental regulations and legislation;

•	adverse regulatory action;

•	our ability to obtain and maintain adequate protection of our intellectual property;

•	interruptions or delays in the telecommunications systems that we use;

•	our ability to successfully resolve outstanding legal proceedings; and

•	the other factors that are described in “Part I; Item 1A. Risk Factors” of this Annual Report on Form 10-K.
We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as may be required by law.

PART I
Item 1. Business
Overview
BioTelemetry, Inc. is the leading remote medical technology company focused on delivery of health information to improve quality of life and reduce cost of care. We provide remote cardiac monitoring, remote blood glucose monitoring, centralized core lab services for clinical trials and original equipment manufacturing that serves both healthcare and clinical research customers.
With over 30,000 unique referring physicians per month, we provide cardiac monitoring and reporting for over one million patients per year, processing over four billion heart beats per day. More information can be found at www.gobio.com.
BioTelemetry operates under two reportable segments: Healthcare and Research. The Healthcare segment, which generated 85% of our revenue in 2018, is focused on the diagnosis and monitoring of cardiac arrhythmias or heart rhythm disorders. Since we focused on cardiac monitoring in 1999, we have developed a proprietary integrated patient management platform that incorporates wireless data transmission, U.S. Food and Drug Administration (“FDA”) cleared algorithms, medical devices and 24-hour monitoring service centers. We offer cardiologists, electrophysiologists, neurologists and primary care physicians a full spectrum of solutions, which provides them with a single source of cardiac monitoring services. These services range from the differentiated MCT service, to event, traditional Holter, extended-wear Holter, Pacemaker and International Normalized Ratio (“INR”) monitoring. The Research segment, which generated 13% of our revenue in 2018, is engaged in central core laboratory services providing cardiac monitoring, imaging services, scientific consulting and data management services for drug and medical device trials. During the first quarter of 2018, as part of the LifeWatch AG (“LifeWatch”) integration, our forward-looking integration and rebranding plans, as well as re-evaluating the significance and materiality of our segments, we aggregated the Technology operating segment into the Corporate and Other category. See “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 18. Segment Information” below for further discussions related to segments.
As of July 31, 2013, we reorganized to create a holding company structure. CardioNet, Inc., which was previously the public company, became a wholly owned subsidiary of a newly formed entity, BioTelemetry, Inc., a Delaware corporation, and all the outstanding shares of CardioNet, Inc. were exchanged, on a one-for-one basis, for shares of BioTelemetry, Inc. Our new holding company continued trading on the NASDAQ Global Select Market under our same symbol “BEAT.”

Business Strategy
Our goals are to solidify our position as the leading provider of outpatient cardiac monitoring services, expand our presence in the research market and leverage our monitoring platform in new markets. The key elements of the business strategy by which we intend to achieve these goals include:

•
Increase Overall Demand for Our Cardiac Monitoring Services.  We believe that we can increase demand for our comprehensive portfolio of cardiac monitoring solutions by educating cardiologists, electrophysiologists, neurologists and primary care physicians on the benefits of using our services, including MCT, to meet their arrhythmia monitoring needs, stressing the increased diagnostic yield and their ability to use the clinically significant data to make timely interventions and guide more effective treatments. We also believe we can become further incorporated into the practices’ workflow by offering solutions such as the bi-directional integration of our data into Electronic Medical Record systems.

•
Expand Our Presence in the Research Market.  We continue to focus our efforts on increasing our presence in the research market and on becoming a preferred global provider as it provides us with the ability to diversify our service offerings. We have experienced an increase in dual-service studies that require both cardiac and imaging service, which we see as a key element of our strategic growth plan. We are also starting to have success incorporating our proprietary ePatch™ monitor as an element of our new cardiac studies creating cross-segment, top-line synergies.

•
Leverage Our Core Competencies to New Market Opportunities.  We believe our core competencies can be leveraged for applications in multiple markets. While our initial focus has been on arrhythmia diagnosis and monitoring, we intend to expand into new market areas that require outpatient or ambulatory monitoring and management. During the second quarter of 2018, we announced the commercial introduction of our latest generation wireless Blood Glucose Monitoring (“BGM”) system, increasing our presence in the large and rapidly growing digital population health management market. This wireless BGM system transmits real-time results to a cloud-based analytical engine, which synthesizes the data, monitors trends and provides caregivers with critical information about a patient’s health status and the potential need to intervene. We continue to evaluate numerous connected health technologies and solutions to better understand where we can best leverage our capabilities.

Healthcare
The Healthcare segment, or BioTel Heart®, is focused on the diagnosis and monitoring of cardiac arrhythmias, or heart rhythm disorders. We offer cardiologists, electrophysiologists, neurologists and primary care physicians a full spectrum of solutions, which provides them with a single source of cardiac monitoring services. These services range from the differentiated MCT service, to event, traditional Holter, extended-wear Holter, Pacemaker and INR monitoring.
Our MCT services incorporate a lightweight patient-worn sensor attached to electrodes that capture two-channel electrocardiogram (“ECG”) data, measuring electrical activity of the heart, on a compact wireless handheld monitor. The monitor analyzes incoming heartbeat-by-heartbeat information from the sensor on a real-time basis by applying proprietary algorithms designed to detect arrhythmias. The monitor can detect an arrhythmic event even in the absence of symptoms noticed by the patient. When the monitor detects an arrhythmic event, it automatically transmits the ECG to our monitoring centers. At our 24-hour monitoring centers, trained cardiac technicians analyze the data, respond to urgent events and report results in the manner prescribed by the physician. The MCT devices employ two-way wireless communications, enabling continuous transmission of patient data to the monitoring centers and permitting physicians to remotely adjust monitoring parameters and request previous ECG data from the memory stored in the monitor. The MCT devices have the capability of storing 30 days of continuous ECG data, in contrast to a maximum of 10 minutes for a typical event monitor and a maximum of 24 hours for a typical Holter monitor.
In 2016, we obtained FDA approval of our next generation MCT device, in a patch form factor. The MCT patch is a four-lead, two-channel system that provides the same best-in-class technology as our current MCT devices, in a more convenient form factor. The MCT patch was commercially launched in limited accounts during 2017, with a full launch in the first quarter of 2018.
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
Traditional Holter and extended-wear Holter monitors locally store, on a compact memory card, ECG data of every heartbeat or irregularity. The device is mailed or the data is sent electronically through a secure web transfer to one of our Holter labs, where our trained cardiac technicians analyze the data. Our next generation Holter monitors, the CardioKey® and ePatch™ are small, lightweight cardiac monitors, which can continuously store up to 14 days of ECG data.
We market our services generally throughout the United States and receive reimbursement for the monitoring provided to patients from government and commercial payors.
Research
The Research segment, or BioTel Research™, is engaged in central core laboratory services that provide cardiac monitoring, imaging services, scientific consulting and data management services for drug and medical device trials. The centralized services include ECG, Holter monitoring, ambulatory blood pressure monitoring, echocardiography, multigated acquisition scan (“MUGA”), a full range of imaging services, protocol development, expert reporting and statistical analysis. Our imaging services offerings were bolstered by our 2016 acquisition of VirtualScopics, Inc. (“VirtualScopics”), a leading provider of clinical trial imaging solutions and services in the cardiac, oncology, musculoskeletal and neurologic therapeutic areas. Through our acquisitions, we gained global experience in central core laboratory services, which includes experience in Phase I-IV and Thorough QT Trials. We also provide a full range of support services that include project coordination, setup and management, equipment rental, data transfer, processing, analysis and 24/7 customer support and site training. Our data management systems enable complete customization for sponsors’ preferred data specifications, and our web service, CardioPortal™, provides access to data from any web browser, without client-side plug-ins. Our primary customers in this segment are pharmaceutical companies and contract research organizations.

Other Businesses
The “Corporate and Other” category contains our other operating business brands: BioTel Care® and BioTel Alliance™, which focus on the sale, manufacturing, engineering and development of non-invasive cardiac monitors and other population health management devices for leading healthcare companies worldwide. We have been able to build successful customer relationships by providing reliable, quality products and engineering services. We offer contract manufacturing services, developing and producing devices to the specific requirements set by customers.
We manufacture various devices, including MCT monitors, cardiac event monitors and digital Holter monitors utilized by our Healthcare and Research segments. Our facilities located in San Diego, CA and Concord, MA are responsible for research and product development under FDA guidelines. Manufacturing of devices is performed in part in our Eagan, MN facility. We believe that our manufacturing capacity will be sufficient to meet our manufacturing needs for the foreseeable future.
We believe our manufacturing operations are in compliance with regulations mandated by the applicable regulatory governing bodies. We are subject to unannounced inspections by the FDA and we successfully completed routine inspections in recent years with no significant findings noted or warnings issued. Our Eagan, MN, San Diego, CA and Concord, MA facilities are ISO 13485 certified and registered with the FDA. ISO 13485 is an international quality system standard used by medical device manufacturing companies and is the basis for acquiring European Conformity Marking (“CE Marking”) for medical device product distribution in the European Union. In addition to FDA clearance, many of our devices also carry a CE Marking, which is a certification mark that indicates conformity with health, safety and environmental protection standards for products sold within the European Economic Area (“EEA”).
There are a number of critical components and sub-assemblies in the devices. The vendors for these materials are qualified through stringent evaluation and testing of their performance. We implement a strict no-change policy with our contract manufacturers to ensure that no components are changed without our approval.

Research and Development
We make significant investments in research and development activities focused on developing new products and enhancements to our existing products. We intend to continue to develop proof of superiority of our technology through clinical data. Our aim is to create products that are smaller, faster, more efficient and that provide more useful and relevant information to physicians on a more timely basis. We employ a dedicated internal core research and development team, primarily based in San Diego. We have been consolidating parts of the process across the organization to bring cross-company synergies and benefits. Our San Diego location also houses our rapid prototype lab, which has 3-D printing capability. In addition, we consult with external consultants and partners on certain projects or prototype work.
The three primary sources of clinical data that we have used to date to illustrate the clinical value of MCT include: (i) a randomized 300-patient clinical study; (ii) our cumulative actual monitoring experience from our databases; and (iii) numerous other published studies.
We sponsored and completed a 17-center, 300-patient randomized clinical trial in March 2007 - Steven A. Rothman M.D. et al. “The Diagnosis of Cardiac Arrhythmias: A Prospective Multi-Center Randomized Study Comparing Mobile Cardiac Outpatient Telemetry Versus Standard Loop Event Monitoring,” Journal of Cardiovascular Electrophysiology. We believe this study represented the largest randomized study comparing two non-invasive arrhythmia monitoring methods. The study was designed to evaluate patients who were suspected to have an arrhythmic cause underlying their symptoms but who were a diagnostic challenge given that they had already had a non-diagnostic 24-hour Holter monitoring session or four hours of telemetry monitoring within 45 days prior to enrollment. Patients were randomized to either MCT or to a loop event monitor for up to 30 days. Of the 300 patients who were randomized, 266 patients who completed a minimum of 25 days of monitoring were analyzed (134 patients using MCT and 132 patients using loop event monitors).
The study specifically compared the success of MCT against loop event monitors in detecting patients with clinically significant arrhythmias and demonstrated the superiority of MCT for confirming the diagnosis of these types of arrhythmias. The study also demonstrated the advantage of using MCT compared to the loop event monitor in the detection of asymptomatic atrial fibrillation (“Afib”) or flutter. Diagnosis and treatment of Afib is important because it can lead to many other medical problems, including stroke. The study concluded that MCT provided a significantly higher diagnostic yield, in detecting an arrhythmic event in patients with symptoms of cardiac arrhythmia, compared to traditional loop event monitoring, including such monitoring designed to automatically detect certain arrhythmias.
With over 30,000 unique referring physicians per month, we provide cardiac monitoring and reporting for over one million patients per year, processing over four billion heart beats per day.
In addition to the aforementioned 300-patient randomized clinical trial, MCT has been cited and referenced in over 40 publications and abstracts, which lends support to its clinical efficacy.
We also continue to research study setup automation and workflow management for use in our Research segment. Our continued efforts to integrate machine learning and artificial intelligence to improve our automated patient management tracking in our Research segment services will drive efficiencies, and we believe it will help us acquire more dual-service studies from our partners.
Additionally, we continue to build out our coaching platform for our wireless BGM, through patient and 3rd party feedback. We are analyzing data to determine where machine learning can provide additional technological leverage and efficiencies to the physician and the patient.

Sales and Marketing
We market our cardiac monitoring solutions in our Healthcare segment through our direct sales force primarily to cardiologists, electrophysiologists, neurologists and primary care physicians who most commonly diagnose and treat patients with arrhythmias. We differentiate ourselves through the seemless integration of our data in the practice’s electronic medical records.
We are the leading member of the Remote Cardiac Service Provider Group (“RCSPG”), with our Senior Vice President of Medical Affairs being the current President of the RCSPG. The RCSPG collaborates with physician specialty societies as well as the American Telemedicine Association to advocate to the Centers for Medicare and Medicaid Services (“CMS”) and Congress for appropriate valuation of remote diagnostic services that the RCSPG members provide.
Our Healthcare segment experiences some seasonality during the third quarter as well as during the year-end holiday season. We believe that this is the result of patients electing to delay our monitoring services during the summer months or holidays.

We market our Research segment services to pharmaceutical companies, medical device companies, contract research organizations and academic research organizations. We are a founding member and the first cardiac core lab to join the Cardiac Safety Research Consortium (“CSRC”). Through the CSRC, we are able to network with key thought leaders and decision makers of major pharmaceutical companies, as well as discuss key cardiac safety issues during the drug development process. Through our integration of VirtualScopics, we have experienced an increase in acquiring studies that include both cardiac and imaging requirements. Expanding our research service offerings is a key element of our strategic growth plan, allowing us to more favorably compete for research studies requiring a wider range of research services. Our team has also had success incorporating our proprietary ePatch monitor as a critical element of new cardiac studies creating cross-segment, top-line synergies.
Our BioTel Alliance™ brand, currently included in the Corporate and Other category, markets our manufactured products to physicians, hospitals and other cardiac monitoring providers. BioTel Care® is actively working to expand our position in the digital population health space, and continues to evaluate numerous connected health technologies and solutions to better understand where we can best leverage our capabilities. Specifically, we are engaged in increasing awareness and utilization of our wireless BGM and our Diabetes Management Platform. Our commercial team is primarily focused on securing contracted relationships for our diabetes management services with:

•	commercial managed care plans;

•	accountable care organizations;

•	integrated delivery networks;

•	physicians groups;

•	durable medical equipment distributors; and

•	employer groups.
We attend trade shows and medical conferences to promote our various product and service offerings. The trade shows and conferences we attend are related to organizations such as: the Heart Rhythm Society, American College of Cardiology, American Telemedicine Association, Society of Thoracic Surgeons, American Heart Association, and the European Society of Cardiology. We also attend the Medica, Drug Information Association and Partnerships in Clinical Trials trade shows as well as the annual Boston Atrial Fibrillation Symposium. We have had limited product and service-based advertising in certain national newspapers and medical journals.

Healthcare Reimbursement
In the Healthcare segment, services are billed to government and commercial payors using specific codes describing the services. Those codes are part of the Current Procedural Terminology (“CPT”) coding system, which was established by the American Medical Association to describe services provided by physicians and other suppliers. Physicians select the code that best describes the medical services being prescribed. Approximately 34% of our total revenue is subject to reimbursement from the Medicare program, a federal government health insurance program administered by CMS, at rates that are set nationally and adjusted for certain regional indices.

In addition to receiving reimbursement from government payors, we enter into contracts with commercial payors to receive reimbursement at specified rates for our services. Such contracts typically provide for an initial term of between one and three years and provide for automatic renewal thereafter. Either party can typically terminate these contracts by providing between 30 and 180 days’ prior notice to the other party at any time following the end of the initial term of the agreement. The contracts provide for an agreed upon reimbursement rate, which in some instances is tied to the rate of reimbursement we receive from Medicare.
In addition to receiving reimbursement from government and commercial payors, we have direct arrangements with physicians who may purchase our monitoring services and then submit claims for these services directly to government and commercial payors. In some cases, patients pay for their service out-of-pocket.

Competition
Although we believe that we have a leading market share in mobile cardiac monitoring in the U.S., the market in which our Healthcare segment operates is fragmented and characterized by a number of smaller regional service providers.
Our Research segment competes directly with other core labs as well as contract research organizations that offer core lab services. We believe that we compete favorably based on our comprehensive cardiac and imaging service offerings, the scale of our operation and our ability to support the entire life cycle of new drug development.
We also compete directly with other original diagnostic equipment manufacturers.
We believe that the principal competitive factors that impact the success of our businesses include some or all of the following:

•	quality of algorithms used to detect arrhythmias;

•	quality and accuracy of clinical data;

•	turnaround times;

•	ease of use and reliability of cardiac monitoring solutions for patients and physicians;

•	technology performance, innovation, flexibility and range of application generating the highest yields;

•	timeliness and clinical relevance of new product introductions;

•	quality and availability of superior customer support services;

•	size, experience, knowledge and training of sales and marketing staff;

•	reputation;

•	relationships with referring physicians, hospitals, managed care organizations and other third-party payors;

•	reporting capabilities;

•	providing a full spectrum of cardiac monitoring solutions, ranging from MCT services to event, traditional and extended-wear Holter monitoring;

•	a widening range of clinical cardiac and imaging services and best-in-class solutions;

•	perceived value; and

•	extensive industry expertise.
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
We hold patents in the United States as well as many international jurisdictions on our products, processes and related technologies. In furtherance of our overall global intellectual property strategy, we also have patent applications currently on file in the United States and internationally. While we have several patents expiring through 2032, including patents that relate, in part, to our key products, we do not believe such expirations will have a material impact on our ability to compete in the short term since our technology is typically covered by several patents, creating a system of protected technology.
Our trademarks, certain of which are material to our business, are registered or otherwise legally protected in the United States and in certain foreign countries and include, among others, the registered trademarks CardioNet®, BioTelemetry®, LifeWatch®, BioTel Care®, BioTel Heart® and the unregistered trademarks Mobile Cardiac Outpatient Telemetry™, MCOT™, ePatch™, CardioPortal™, BioTel Research™ and BioTel Alliance™. We also have a significant amount of copyright-protected materials.

Government Regulation
The health care industry is highly regulated, with no guarantee that the regulatory environment in which we operate will not change significantly and adversely in the future. We believe that health care legislation, rules, regulations and interpretations will change, and we expect to modify our agreements and operations in response to these changes.
U.S. Food and Drug Administration. The medical devices that we use to provide patient monitoring services are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act (“FDCA”). Unless exempt, medical devices distributed in the United States must receive marketing authorization by the FDA through either a full Premarket Approval (“PMA”) or the Premarket Notification 510(k) process. Based on the classification and characteristics of a medical device, it may receive marketing authorization through a PMA, pathway, which requires the demonstration of safety and effectiveness through adequate and well-controlled clinical studies, or receive clearance under the 510(k) pathway after demonstrating substantial equivalence to a predicate device. In addition to marketing authorization requirements, device manufacturers must also comply generally with establishment registration, medical device listing, quality system regulation, labeling and medical device reporting requirements, and any special controls specific to a particular device and used to support reclassification.
The algorithms we use in the MCT service maintain FDA 510(k) clearance as a Class II device. On October 28, 2003, the FDA issued a guidance document entitled: “Class II Special Controls Guidance Document: Arrhythmia Detector and Alarm.” In addition to conforming to the general requirements of the FDCA, including the Premarket Notification requirements described above, all of our cardiac related 510(k) submissions address the specific issues covered in this special controls guidance document. The algorithms we use in the BGM service also maintain FDA 510(k) clearance as a Class II device.
Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, including certain sanctions, such as fines, penalties or injunctions; recall or seizure of our devices and intellectual property; operating restrictions; partial suspension or total shutdown of production; withdrawal of 510(k) clearance of new components or algorithms; withdrawal of 510(k) clearance already granted to one or more of our existing components or algorithms; and criminal prosecution.
CE Marking. Medical devices distributed within the EEA require the CE Marking, which is a certification mark that indicates conformity with health, safety, and environmental protection standards for products sold within the EEA. The CE Marking is also found on products sold outside the EEA that are manufactured in, or designed to be sold in, the EEA. Although ISO 13485 certification is not a direct requirement for CE marking medical devices under the European Medical Device Directives, it is recognized as a harmonized standard by the European Commission. ISO 13485 is aligned with the three European medical device directives that are applicable to different types of medical devices in Europe.   Failure to maintain appropriate CE Marking could have an adverse effect on our ability to sell our devices within the European Union.
Health Care, Fraud, Waste and Abuse. In the United States, state and federal laws and regulations restrict healthcare providers from billing and collecting for products or services connected with fraudulent, wasteful or abusive conduct. These state and federal laws include civil and criminal false claims provisions, health fraud and false statements provisions, anti-kickback provisions, physician self-referral provisions, and more, violation of which may subject us to criminal penalties as well as potential exclusion from federal healthcare programs and civil monetary penalties.
Federal and state anti-kickback laws generally prohibit the payment or receipt of anything of value to induce prescription or referral of reimbursed products or services. Stark law limits certain relationships between referring physicians and providers of certain designated healthcare services. Anti-kickback laws limit financial arrangements we may have with healthcare professionals in a position to purchase, recommend or refer patients for our cardiac monitoring services or other products or services we may develop and commercialize. Due to the breadth of some of these laws, it is possible that some of our current or future practices might be challenged under one or more of these laws.
Federal and state false claims laws prohibit anyone from presenting, or causing to be presented, claims for payment to third-party payors that are false or fraudulent. Violations may result in substantial civil penalties including treble damages, as well as criminal penalties, including imprisonment, fines and exclusion from participation in federal health care programs. The False Claims Act (“FCA”) also contains “whistleblower” or “qui tam” provisions that allow private individuals to bring actions on behalf of the government alleging false claims and potentially other violations of fraud and abuse laws. Various states have enacted laws modeled after the FCA, including “qui tam” provisions, and some of these laws apply to claims filed with commercial insurers. Violation of federal and state fraud and abuse laws could have a material adverse effect on our business, financial condition and results of operations.
The Patient Protection and Affordable Care Act. On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law, and on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 was signed into law. Together, the two measures, collectively known as the Affordable Care Act (“ACA”), made fundamental changes to the United States health care system. The ACA expanded Medicaid eligibility, required most individuals have health insurance or pay a penalty, imposed new requirements for health plans and insurance policy standards, established health insurance exchanges, changed Medicare payment systems to encourage more cost-effective care and new expanded tools to address fraud and abuse and required manufacturers of medical devices and other products reimbursed by Medicare to report annually to the government certain payments to physicians and teaching hospitals. In 2018, certain provisions of the ACA were modified and repealed effective 2019 and beyond.
As a result of the passage of the ACA, manufacturers of certain medical devices are subject to an excise tax applicable to sales of taxable medical devices. Several devices that are manufactured by us are subject to these taxes. The tax equals 2.3% of the sale price of the applicable medical device. As a manufacturer, we are responsible for remitting these taxes to the federal government. The Consolidated Appropriations Act of 2016, enacted on December 18, 2015, included a moratorium on the medical devices tax commencing on January 1, 2016 and ending on December 31, 2017. Budget legislation signed in January 2018 extended that moratorium through December 31, 2019.
Health Insurance Portability and Accountability Act of 1996. The Health Insurance Portability and Accountability Act was enacted in 1996, amended by the Health Information Technology for Economic and Clinical Health (“HITECH”) Act in 2009, and implemented through regulation (collectively, “HIPAA”). HIPAA, together with other data privacy and security laws such as the General Data Protection Regulations (“GDPR”), dictate privacy and security standards governing the collection, storage, maintenance, dissemination, use and confidentiality of individually identifiable patient health information. HIPAA applies directly to “covered entities,” which include health plans, health care clearinghouses and many health care providers, who electronically transmit health information and thereby engage in HIPAA “covered transactions.” HIPAA also applies to “business associates,” individuals who perform certain functions or activities for or on behalf of covered entities that require the individual to create, receive, maintain, or transmit protected health information (“PHI”). HIPAA is concerned primarily with the privacy of PHI when it is used and/or disclosed; the confidentiality, integrity and availability of electronic PHI; notifying federal regulators and impacted patients in the event of a breach of unsecured PHI; and the content and format of certain identified electronic health care transactions. The laws governing health care information privacy and security impose civil and criminal penalties for their violation. Compliance with these laws requires substantial expenditures of financial and other resources for information technology system compliance, maintenance, monitoring, validation and evaluation. Historically, state law has governed confidentiality issues, and HIPAA preserves these laws to the extent they are more protective of a patient’s privacy or provide the patient with greater access to his or her health information. Many states continue to consider revisions to their existing laws and regulations that may or may not be more stringent or burdensome than the federal HIPAA provisions.
Medicare. Medicare is a federal program administered by CMS and its Medicare Administrative Contractors (“MAC”). The Medicare program provides qualified persons with health care benefits that cover the major costs of medical care within prescribed limits, subject to certain deductibles and co-

payments. The Medicare program has established guidelines for local and national coverage determinations and reimbursement of certain equipment, supplies and services, which are subject to change. The methodology for determining coverage status and the basis and amount of Medicare reimbursement varies based upon, among other factors, the location in which a Medicare beneficiary receives health care items and services, the type of items and services provided, and the benefits available to individual beneficiaries.
The Medicare program is subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, interpretations of policy, billing guidelines, MAC contractor local coverage determinations and government funding restrictions. All of these policies may materially increase or decrease the rate of program payments to health care facilities and other health care suppliers and practitioners, including those paid for our cardiac monitoring services. Other regulations such as facility standards, billing requirements, rules of participation and other regulations affecting the provision of and reimbursement for products and services also affect the ability to provide, bill and receive reimbursement for services or products provided under the program. Any changes in federal legislation, regulations or other policies affecting Medicare coverage, reimbursement or eligibility relative to our cardiac monitoring services could have an adverse effect on our performance.
Certain of our facilities are enrolled in Medicare as Independent Diagnostic Testing Facilities (“IDTFs”). An IDTF is defined by CMS as an entity independent of a hospital or physician’s office in which diagnostic tests are performed, often by licensed or certified non-physician personnel, and under appropriate physician supervision. Medicare prescribes detailed certification standards that every IDTF must meet in order to obtain or maintain its billing privileges, including requirements to, among other things, operate in compliance with all applicable federal and state licensure and regulatory requirements for the health and safety of patients; maintain a physical facility on an appropriate site meeting specific criteria; have a comprehensive liability insurance policy of at least $0.3 million per location; disclose certain ownership information; have its testing equipment calibrated and maintained in accordance with specific standards; have technical staff on duty with the appropriate credentials to perform tests; and permit on-site inspections. These requirements are subject to change. Our IDTF facilities are periodically inspected by CMS to confirm our compliance with the IDTF standards, and we believe that our facilities are in compliance with these standards.
Environmental Regulation. We use materials and products regulated under environmental laws, primarily in the manufacturing and sterilization processes. While it is difficult to quantify, we believe the ongoing cost of compliance with environmental protection laws and regulations will not have a material impact on our business, financial position or results of operations.

Supply Chain Diligence and Transparency
Section 1502 of the Dodd Frank Wall Street Reform and Consumer Protection Act was adopted to further the humanitarian goal of ending the violent conflict and human rights abuses in the Democratic Republic of the Congo and adjoining countries (“DRC”). This conflict has been partially financed by the exploitation and trade of tantalum, tin, tungsten and gold (so called “conflict minerals”) that originate from mines or smelters in the region. United States Securities and Exchange Commission (“SEC”) rules adopted in August 2012 under Section 1502 require reporting companies to disclose annually on Form SD whether any such minerals that are necessary to the functionality or production of products they manufactured, or for which they contracted to manufacture, during the prior calendar year did, in fact, originate in the DRC and, if so, if the related revenue was used to support the conflict and/or abuses.

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

Product Liability and Insurance
The design, manufacture and marketing of medical devices and services of the types we produce entail an inherent risk of product liability claims. In addition, we provide information to health care providers and payors upon which determinations affecting medical care are made, and claims may be made against us resulting from adverse medical consequences to patients allegedly resulting from the information we provide. To protect ourselves from product liability claims, we maintain professional liability and general liability insurance on a “claims made” basis. Insurance coverage under such policies is contingent upon a policy being in effect when a claim is made, regardless of when the events which caused the claim occurred. While, as of the date of this Annual Report on Form 10-K, a material product liability claim has never been made against us and we believe our insurance policies are adequate in amount and coverage for our current operations, there can be no assurance that the coverage maintained by us is sufficient to cover all future claims. In addition, there can be no assurance that we will be able to obtain such insurance on commercially reasonable terms in the future.

Employees
As of December 31, 2018, we employed approximately 1,500 employees. None of our employees are represented by a collective bargaining agreement. We consider our relationship with our employees to be good.

Available Information
We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”). We make these reports available on our website at www.gobio.com, free of charge. Copies of these reports are made available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings, at www.sec.gov. We do not utilize social media platforms as our primary means of distributing material company information.

Item 1A. Risk Factors
The factors discussed below are cautionary statements that identify important factors and risks that could cause actual results to differ materially from those anticipated by the forward-looking statements described under “Cautionary Note Regarding Forward-Looking Statements” contained in this Annual Report on Form 10-K. For more information regarding the forward-looking statements contained in this report, see the Table of Contents of this Annual Report on Form 10-K. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Annual Report on Form 10-K, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing BioTelemetry. Additional risks and uncertainties not presently known to us may also impair our business operations. The occurrence of any of the following risks could affect our business, liquidity, results of operations, financial condition or cash flows.
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
We receive reimbursement for our products and services from commercial payors and from MAC with jurisdiction in the state where the services are performed. In addition, our prescribing physicians receive reimbursement for professional interpretation of the information provided by our products and services from commercial payors or Medicare. Average commercial reimbursement rates have declined over a three and five year period. When commercial payors combine their operations, the combined company may elect to reimburse for our products and services at the lowest rate paid by any of the participants in the consolidation. If one of the payors participating in the consolidation does not reimburse for one of our products or services, the combined company may elect not to reimburse for such product or service. Additionally, commercial payors can typically terminate these contracts by providing between 30 and 180 days’ prior notice at any time following the end of the initial term of the agreement. In addition, CMS may reduce the reimbursement rate for our services, as it has in the past. CMS updates the reimbursement rate via the Medicare physician fee schedule annually. Furthermore, CMS has adopted a complex new system for reimbursing Medicare physician services as required by the Medicare Access and CHIP Reauthorization Act of 2015. Under the new program, which began January 1, 2017, physicians will either report under the Merit-based Incentive Payment System or an Advanced Alternative Payment Model, and their 2017 performance will impact 2019 rates. CMS published a final rule on November 1, 2018, modifying program requirements for performance year 2019. The rule designates use of certain patient-generated health data with an active feedback loop as a “high” weighted activity for purposes of the Advancing Care Information bonus. We cannot predict the impact of this new framework or potential future revisions to physician payment policy on reimbursement for our services. A decrease in Medicare or commercial reimbursement rates or termination of commercial payor contracts would adversely affect our financial results.
Our operations and our interactions with our physicians and patients are subject to regulation aimed at preventing health care fraud and abuse and, if we are unable to fully comply with such laws, we could face substantial penalties.
Our operations may be directly or indirectly affected by various broad state and federal health care fraud and abuse laws, including the Federal Healthcare Programs’ Anti-Kickback Statute and the FCA. For some of our services, we directly bill physicians or other health care entities, that, in turn, bill payors. Although we believe such payments and practices are proper and in compliance with laws and regulations, we may be subject to claims asserting that we have violated these laws and regulations. If our past or present operations are found to be in violation of these laws, we or our officers may be subject to civil or criminal penalties, including large monetary penalties, damages, fines, imprisonment and exclusion from Medicare and Medicaid program participation. Furthermore, if we knowingly file, or “cause” the filing of, false claims for reimbursement with government programs such as Medicare and Medicaid, we may be subject to substantial civil penalties, including treble damages. The FCA also contains “whistleblower” or “qui tam” provisions that allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the government. In recent years, the number of suits brought in the medical industry by private individuals has increased dramatically. Various states have enacted laws modeled after the FCA, including “qui tam” provisions, and some of these laws apply to claims filed with commercial insurers. Even if we are not found to have violated any of these federal or state anti-fraud or false claims acts, the costs of defending these claims could adversely affect our results of operations.
The operation of our monitoring centers is subject to rules and regulations governing IDTFs and state licensure requirements; failure to comply with these rules could prevent us from receiving reimbursement from Medicare and some commercial payors.
We have several monitoring centers throughout the United States that analyze the data obtained from cardiac monitors and report the results to physicians. In order for us to receive reimbursement from Medicare and some commercial payors, our monitoring centers must be certified as IDTFs. Certification as an IDTF requires that we follow strict regulations governing how our monitoring centers operate, such as requirements regarding certification of the technicians who review data transmitted from our monitors. These rules can vary from location to location and are subject to change. If they change, we may have to change the operating procedures at our monitoring centers, which could increase our costs significantly. If we fail to obtain and maintain IDTF certification, our services may no longer be reimbursed by Medicare and some commercial payors, which could have a material adverse impact on our business.
Our failure to maintain accreditation could impact our DMEPOS operations.
Accreditation is required by most of our managed care payors and became a mandatory requirement for all Medicare durable medical equipment, prosthetics, orthotics and supplies (“DMEPOS”) providers effective October 1, 2009. In 2016, we acquired Telcare Medical Supply, Inc. (“Telcare”), a diabetes care management company. In 2017, Telcare completed a nationwide accreditation renewal process conducted by the Healthcare Quality Association on Accreditation, which renewed our accreditation for another three years. We will undergo the next survey cycle in 2020. If we lose accreditation, our failure to maintain accreditation could have an adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

Failure to appropriately track and report certain payments to physicians and teaching hospitals may violate certain federal reporting laws and subject us to fines and penalties.
Section 6002 of the ACA requires certain medical device manufacturers that produce devices covered by the Medicare and Medicaid programs to report annually to the government certain payments and transfers of value to physicians and teaching hospitals. If we fail to appropriately track and report such payments to the government, we could be subject to civil fines and penalties, which could adversely affect the results of our operations.
Audits or denials of our claims by government agencies and commercial payors could reduce our revenue and have an adverse effect on our results of operations.
As part of our business operations, we submit claims on behalf of patients directly to, and receive payments from, Medicare, Medicaid and other third-party payors. We are subject to extensive government regulation, including requirements for submitting reimbursement claims under appropriate codes and maintaining certain documentation to support our claims. Medicare contractors and Medicaid state agencies periodically conduct pre-and post-payment reviews and other audits of claims and are under increasing pressure to more closely scrutinize health care claims and supporting documentation. The Medicare and Medicaid programs also have broad authority to impose payment suspensions and supplier number revocations when they believe credible allegations of fraud or other supplier standard noncompliance issues exist. We have previously been subject to pre-and post-payment reviews as well as audits of claims under CMS’ Recovery Audit Program and may experience such reviews and audits of claims in the future. Such reviews and similar audits of our claims could result in restrictions on our ability to bill for our services, material delays in payment, as well as material recoupments or denials, which would reduce our net sales and profitability, or result in our exclusion from participation in the Medicare or Medicaid programs. We are also subject to similar review and audits from commercial payors, which may result in material delays in payment and material recoupments and denials. In addition, state agencies may conduct investigations or submit requests for information relating to claims data submitted to commercial payors.
We have a concentrated number of payors and losing one of them would reduce our sales and adversely affect our business and operating results.
Medicare, our largest payor, represents a significant percentage of our revenue. For the year ended December 31, 2018, Medicare accounted for approximately 34% of our total revenue. No other payor accounted for more than 6% of total revenue. Our agreements with commercial payors typically allow either party to the contract to terminate the contract by providing between 30 and 180 days’ prior written notice to the other party at any time following the end of the initial term of the contract. Our commercial payors may elect to terminate or not to renew their contracts with us for any reason and, in some instances, can unilaterally change the reimbursement rates they pay. A commercial payor who terminates or does not renew their contract with us may, or may not, alter their coverage of our services. In the event any of our key commercial payors terminate their agreements with us, elect not to renew or enter into new agreements with us upon expiration of their current agreements, or do not renew or establish new agreements on terms as favorable as are currently contracted, our business, operating results and prospects would be adversely affected.

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
If we are unable to provide service in a timely manner, physicians may elect not to prescribe our services, and our revenue and growth prospects may be adversely affected.
While our goal is to provide each patient with the appropriate device in a timely manner, we have experienced, and may in the future experience, service delays or delays due to the availability of devices. This can occur when converting to a new generation of device or in connection with the increase in prescriptions following acquisitions of other companies.
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
The use and disclosure of certain health care information by HIPAA-covered entities and their business associates have come under increased public scrutiny. Federal standards under HIPAA establish rules concerning how individually-identifiable health information may be used, disclosed and protected. Historically, state law had governed confidentiality issues, and HIPAA preserves these laws to the extent they are more protective of a patient’s privacy or provide the patient with more access to his or her health information. Additionally, changes to HIPAA (e.g. HITECH) impose additional requirements relating to the privacy, security and transmission of individually identifiable health information. We must operate our business in a manner that complies with all applicable laws, both federal and state, and that does not jeopardize the ability of our customers to comply with all applicable laws. We believe that our operations are consistent with these legal standards. Nevertheless, these laws and regulations present risks for covered entities and their business associates that provide services to patients in multiple states. As we continue to see how government regulators and courts interpret and enforce HIPAA’s requirements, we may need to adjust our interpretations of these laws and regulations over time. If a challenge to our activities is successful, it could have an adverse effect on our operations, may require us to forgo relationships with customers in certain states and may restrict the territory available to us to expand our business. In addition, even if our interpretations of HIPAA and other federal and state laws and regulations are correct, we could be held liable for unauthorized uses or disclosures of patient information as a result of inadequate systems and controls to protect this information or as a result of the theft of information by unauthorized computer programmers who penetrate our network security.
Violation of these laws against us could have a material adverse effect on our business, financial condition and results of operations. For example, in 2011, we experienced the theft of two unencrypted laptop computers and, as a result, were required to provide notices under the HIPAA Breach Notification Rule and were subsequently investigated by the United States Department of Health and Human

Services’ (“HHS”) Office for Civil Rights (“OCR”). Although we have been in compliance with our obligations stemming from these incidents, and believe that our operations are consistent with the legal standards imposed by HIPAA, to avoid the uncertainty of administrative enforcement proceedings or protracted litigation, we elected to settle the investigation by OCR in April 2017 by paying $2.5 million and entering into a 3-year corrective action plan. This settlement did not contain any admission of liability by us.
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
We are subject to numerous FDA regulations and decisions, and it may be costly to comply with these regulations and decisions and to develop compliant products and processes.
The devices that we manufacture are classified as medical devices and are subject to extensive regulation by the FDA. Further, we maintain establishment registration with the FDA as a distributor of medical devices. FDA regulations govern manufacturing, labeling, promotion, distribution, importing, exporting, shipping, advertising, promotion and sale of these devices. Our devices and our arrhythmia detection algorithms have 510(k) clearance status from the FDA. Modifications to our devices or our algorithms that could significantly affect safety or effectiveness, or that could constitute a significant change in intended use, would require a new clearance from the FDA. If in the future we make changes to our devices or our algorithms, the FDA could determine that such modifications require new FDA clearance, and we may not be able to obtain such FDA clearances timely, or at all.
We are subject to continuing regulation by the FDA, including general controls, special controls and quality system regulations applicable to the manufacture of our devices and various reporting regulations, as well as regulations that govern the promotion and advertising of medical devices. The FDA could find that we have failed to comply with one of these requirements, which could result in a wide variety of enforcement actions, ranging from a warning letter to one or more severe sanctions. These sanctions could include criminal fines, injunctions and civil money penalties; recall or seizure of devices; operating restrictions, partial suspension or total shutdown of production; refusal to grant 510(k) clearance of new components or algorithms; withdrawing 510(k) clearance already granted to one or more of our existing components or algorithms; and criminal prosecution. Any of these enforcement actions could be costly and significantly harm our business, financial condition and results of operations.
The healthcare industry is the subject of numerous governmental investigations into marketing and other business practices. These investigations could result in the commencement of civil and/or criminal proceedings, substantial fines, penalties, and/or administrative remedies, divert the attention of our management, and have an adverse effect on our financial condition and results of operations.
As mentioned above, we are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. These authorities have been increasing their scrutiny of our industry. We occasionally receive subpoenas or other requests for information from state and federal governmental agencies, including, among others, the United States Department of Justice and the Office of Inspector General of HHS. These investigations typically relate primarily to financial arrangements with health care providers, regulatory compliance and product promotional practices.
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
Compliance with applicable United States and foreign laws and regulations, such as import and export requirements, anti-corruption laws, tax laws, foreign exchange controls and cash repatriation restrictions, data privacy requirements (e.g. GDPR), environmental laws, labor laws and anti-competition regulations, increases the costs of doing business in foreign jurisdictions. Although we have implemented policies and procedures to comply with these laws and regulations, a violation by our employees, contractors or agents could nevertheless occur. In some cases, compliance with the laws and regulations of one country could violate the laws and regulations of another country. Violations of these laws and regulations could materially adversely affect our brand, international growth efforts and business.
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
We do not believe that any single patent, trademark or other intellectual property right of ours, or combination of our intellectual property rights, is likely to prevent others from competing with us using a similar business model. There are many issued patents and patent applications held by others in our industry and the electronics field. Our competitors may independently develop technologies that are substantially similar or superior to our technologies, or design around our patents or other intellectual property to avoid infringement. In addition, we may not apply for a patent relating to products or processes that are patentable, we may fail to receive any patent for which we apply or have applied, and any patent owned by us or issued to us could be circumvented, challenged, invalidated, or held to be unenforceable or rights granted thereunder may not adequately protect our technology or provide a competitive advantage to us. If a third-party challenges the validity of any patents or proprietary rights of ours, we may become involved in intellectual property disputes and litigation that would be costly and time-consuming. All of our patents will eventually expire. Some of our patents, including patents protecting significant elements of our technology, have expiration dates through 2032, at which point we can no longer enforce these against third parties to prevent them from making, using, selling, offering to sell or importing our current clinical device. While we have several patents that have expiration dates through 2032, including patents that relate, in part, to our key products, our technology is typically covered by several patents, creating a system of protected technology. The expiration of our patents could expose us to more competition and have an adverse impact on our business.
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
We may not be able to consummate future acquisitions or successfully integrate acquisitions into our business, which could result in unanticipated expenses and losses.
We have grown, in part, through acquisitions of companies and technology, including our acquisitions of the assets of the ePatch Division of DELTA Danish Electronics, Light & Acoustics (“DELTA”) in April 2016, VirtualScopics in May 2016, Telcare in December 2016 and LifeWatch in July 2017. Our strategy is largely based on our ability to grow through acquisitions of additional businesses to build an integrated group. Consummating acquisitions of related businesses, or our failure to integrate such businesses successfully into our existing businesses, could result in unanticipated expenses and losses. Furthermore, we may not be able to realize any of the anticipated benefits from acquisitions.
We anticipate that any future acquisitions we may pursue as part of our business strategy may be partially financed through additional debt or equity. If new debt is added to current debt levels, or if we incur other liabilities, including contingent liabilities, in connection with an acquisition, the debt or liabilities could impose additional constraints and requirements on our business and operations, which could materially adversely affect our financial condition and results of operation. In addition, to the extent our common stock is used for all or a portion of the consideration to be paid for future acquisitions, dilution may be experienced by existing stockholders.
In connection with our completed and future acquisitions, the process of integrating acquired operations into our existing group operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Some of the risks associated with acquisitions include:

•	unexpected losses of key employees or customers of the acquired company;

•	conforming the acquired company’s standards, processes, procedures and controls with our operations;

•	negotiating with labor unions; and

•	increasing the scope, geographic diversity and complexity of our current operations.
We may encounter unforeseen obstacles or costs in the integration of businesses that we may acquire. In addition, general economic and market conditions or other factors outside of our control could make our operating strategies difficult or impossible to implement. Any failure to implement these operational improvements successfully and/or the failure of these operational improvements to deliver the anticipated benefits could have a material adverse effect on our results of operations and financial condition.
Any due diligence by us in connection with an acquisition may not reveal all relevant considerations or liabilities of the target business, which could have a material adverse effect on our financial condition or results of operations.
We intend to conduct such due diligence as we deem reasonably practicable and appropriate based on the facts and circumstances applicable to any potential acquisition. The objective of the due diligence process will be to identify material issues which may affect the decision to proceed with any one particular acquisition target or the consideration payable for an acquisition. We also intend to use information revealed during the due diligence process to formulate our business and operational planning for, and our valuation of, any target company or business. While conducting due diligence and assessing a potential acquisition, we may rely on publicly available information, if any, information provided by the relevant target company to the extent such company is willing or able to provide such information and, in some circumstances, third party investigations.
There can be no assurance that the due diligence undertaken with respect to an acquisition will reveal all relevant facts that may be necessary to evaluate such acquisition including the determination of the price we may pay for an acquisition target or to formulate a business strategy. Furthermore, the information provided during due diligence may be incomplete, inadequate or inaccurate. As part of the due diligence process, we will also make subjective judgments regarding the results of operations, financial condition and prospects of a potential target. If the due diligence investigation fails to correctly identify material issues and liabilities that may be present in a target company or business, or if we consider such material risks to be commercially acceptable relative to the opportunity, and we proceed with an acquisition, we may subsequently incur substantial impairment charges or other losses.
In addition, following an acquisition, we may be subject to significant, previously undisclosed liabilities of the acquired business that were not identified during due diligence and which could contribute to poor operational performance, undermine any attempt to restructure the acquired company or business in line with our business plan and have a material adverse effect on our financial condition and results of operations.
The success of our business is partially dependent on our ability to raise capital, and failure to raise the necessary capital may adversely affect our results of operations, financial condition and stock price.
We believe that our existing cash and cash equivalents, together with our term loan and revolving credit facility pursuant to our Credit Agreement with SunTrust Bank and Lenders named therein (the “SunTrust Credit Agreement” and “Lenders”, respectively), will be sufficient to meet our anticipated cash requirements for the foreseeable future. However, our future funding requirements will depend on many factors, including:

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
As of December 31, 2018, we had an outstanding term loan pursuant to our SunTrust Credit Agreement with the Lenders of $198.5 million, net of $4.4 million of deferred financing costs. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, future acquisitions or expansion of our business.
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
Our financing costs may be adversely affected by changes in LIBOR.
LIBOR, the London interbank offered rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We use LIBOR as a reference rate in our term loan and revolving credit facility to calculate interest due to our lender. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced its intention to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. If LIBOR ceases to exist, we may need to renegotiate our SunTrust Credit Agreement with the Lenders. This could have an adverse effect on our financing costs.
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
As of December 31, 2018, we have balances owed to us from Medicare representing approximately 15% of our total gross accounts receivable. A change in our collection trends could have an adverse effect on our financial condition and operating results.
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
War, terrorism, geopolitical uncertainties, public health issues and other business interruptions have caused and could cause damage or disruption to commerce and the economy, and thus could have a material adverse effect on us, our suppliers, logistics providers and customers. Our business operations are subject to interruption by, among others, natural disasters, whether as a result of climate change or otherwise, fire, power shortages, nuclear power plant accidents and other industrial accidents, terrorist attacks and other hostile acts, labor disputes, public health issues and other events beyond our control. Such events could decrease demand for our products, make it difficult or impossible for us to make and deliver products to our customers or to receive components from our suppliers, and create delays and inefficiencies in our supply chain. Our potential customers and monitoring centers could be impacted by natural disasters such as hurricanes, tornadoes and earthquakes. In the event of a natural disaster, we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume operations.
New products and technological advances by our competitors may negatively affect our market share, commercial opportunities and results of operations.
The market for cardiac monitoring solutions is evolving rapidly and becoming increasingly competitive. The mobile cardiac monitoring industry in the U.S. is highly fragmented and characterized by a number of smaller regional service providers. These third parties compete with us in marketing to payors and prescribing physicians, recruiting and retaining qualified personnel, acquiring technology and developing solutions complementary to our programs. In addition, as companies with substantially greater resources than ours enter our market, we will face increased competition. If our competitors are better able to develop and patent cardiac monitoring solutions than us, or develop more effective or less expensive cardiac monitoring solutions that render our solutions obsolete or non-competitive, or deploy larger or more effective marketing and sales resources than ours, our business would be harmed and our commercial opportunities would be reduced or eliminated.
Our efforts to develop new products may not be successful or the new products may not provide the revenue we expect.
We plan to add to our product portfolio through internal development efforts, acquisitions and other strategic partnerships. To be successful, we must continue to develop and commercialize new products and to enhance versions of our existing products. Our products are technologically complex and require significant research, planning, design, development and testing before they may be marketed. These new products and technologies may fail to reach the market or may only have limited commercial success because of:

•	efficacy or safety concerns;

•	the limited scope of approved uses;

•	excessive costs to manufacture, failure to establish or maintain intellectual property rights, or infringement of the intellectual property rights of others;

•	inability to achieve positive clinical outcomes;

•	inability to recruit engineers;

•	inability to timely and accurately identify new market trends;

•	inability to assess customer needs;

•	inability to obtain necessary regulatory approvals or minimize related costs;

•	inability to adopt competitive pricing;

•	inability to timely manufacture and deliver products;

•	inability to accurately predict and control costs associated with the development, manufacturing and support of our products; and

•	inability to anticipate and compete effectively with our competitors’ efforts.
Even if we successfully develop new products or enhancements or new generations of our existing products, they may be quickly rendered obsolete by changing customer preferences, changing industry standards, or competitors’ innovations. Innovations may not be accepted quickly in the marketplace because of, among other things, entrenched patterns of clinical practice or uncertainty over third-party reimbursement. We cannot provide certainty as to when or whether any of our products under development will be launched, whether we will be able to develop, license, or otherwise acquire products, or whether any products will be commercially successful. Failure to launch successful new products or technologies, or new indications or uses for existing products, may cause our products or technologies to become obsolete, causing our revenues and operating results to suffer.
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
The ACA makes the most sweeping and fundamental changes to the United States health care system since the creation of Medicare and Medicaid. The ACA includes a large number of health-related provisions expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, requiring manufacturers to report payments or other transfers of value made to physicians and teaching hospitals and modifying certain payment systems to encourage more cost-effective care.
Several provisions of the ACA specifically affect the medical equipment industry. In addition to changes in Medicare DMEPOS reimbursement and an expansion of the DMEPOS competitive bidding program, the ACA provides that for sales on or after January 1, 2013, manufacturers, producers and importers of taxable medical devices must pay an annual excise tax of 2.3% of the price for which the devices are sold. Subsequent legislation, the Consolidated Appropriations Act of 2016, included a two-year moratorium on the medical device excise tax commencing on January 1, 2016 and ending on December 31, 2017. Budget legislation signed in January 2018 extended that moratorium through December 31, 2019.
The ACA also establishes enhanced Medicare and Medicaid program integrity provisions, including expanded documentation requirements for Medicare DMEPOS orders, more stringent procedures for screening Medicare and Medicaid DMEPOS suppliers, and new disclosure requirements regarding manufacturer payments to physicians and teaching hospitals, along with broader expansion of federal fraud and abuse authorities. Subsequent legislation made additional changes to the DMEPOS reimbursement policy. For instance, the Consolidated Appropriations Act of 2016 caps Medicaid durable medical equipment reimbursement rates at Medicare fee-for-service rates applicable in the state, including applicable competitive bidding rates, beginning January 1, 2019, and the 21st Century Cures Act moved up implementation of this provision to January 1, 2018. There can be no assurances that future legislation will not adversely impact reimbursement for our products and services.
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
We currently rely on a limited number of suppliers of components for the devices that we manufacture. If these suppliers became unable to provide components in the volumes needed, which has occurred, or at an acceptable price, we would have to identify and qualify acceptable replacements from alternative sources of supply. The process of qualifying suppliers is lengthy. Delays or interruptions in the supply of our required components could limit or stop our ability to provide sufficient quantities of devices on a timely basis and meet demand for our services, which could have a material adverse effect on our business, financial condition and results of operations.
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
Our products may in the future be subject to product recalls that could harm our reputation and product liability claims.
The FDA has the authority to require the recall of commercialized products in the event of material regulatory deficiencies or defects in design or manufacture. Any recalls of our products or products that we distribute would divert managerial and financial resources, harm our reputation with customers and have an adverse effect on our financial condition and results of operations.
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
Future issuances in connection with acquisitions and sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2018, we had 33,406,364 outstanding shares of common stock. In addition, as of December 31, 2018, we had 2,661,282 stock options, 358,683 restricted stock units (“RSUs”) and 87,109 performance stock units (“PSUs”) outstanding to purchase shares of our common stock that will become exercisable over the next four years or vest over the next three years. Further, we had 135,000 performance stock options that are exercisable as of December 31, 2018. If exercised, vested or earned, additional shares would become available for sale.

In addition, in connection with the acquisition of Geneva Healthcare, Inc (“Geneva”) discussed under “Item 7: Management’s Discussion and Analysis of Financial Condition - Recent Developments,” each equity holder of Geneva shall be eligible to receive additional consideration on the third anniversary of the closing date based on Geneva’s performance following the closing (the “Earn-Out Amount”). The Earn-Out Amount will be payable, at the election of the equity holder either (1) 100% in cash, (2) 50% in cash and 50% in shares of BioTelemetry common stock, or (3) 75% in cash and 25% in BioTelemetry common stock. The number of shares of BioTelemetry common stock issuable to each electing equity holder in partial payment of the Earn-Out Amount will be calculated based on a share price of $67.85.
Anti-takeover provisions in our charter documents and Delaware law might deter acquisition bids for us that our stockholders might consider favorable.
Our amended and restated certificate of incorporation and bylaws contain provisions that may make the acquisition of BioTelemetry more difficult without the approval of our Board of Directors. These provisions:

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
In addition, because we are incorporated in Delaware, we are subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change of control of BioTelemetry, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and cause us to take other corporate actions such stockholders desire.
Our future profitability is uncertain.
In recent years we have realized net income. We may not, however, be able to sustain or increase our profitability in the future on a quarterly or annual basis. While our recent results have been positive, as of December 31, 2018, we had a total accumulated deficit of approximately $115.9 million.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2018, the following were our material leased facilities:

Location	Use	Segment/ Category	Square feet	Lease expiry
Malvern, PA	Corporate shared services, operations and monitoring	H, C&O	61,000	2021
Rosemont, IL	Corporate shared services, operations, monitoring and distribution	H, C&O	58,000	2024
Ewing, NJ	Monitoring	H	28,000	2019
Rochester, NY	Research services	R	27,000	2028
Eagan, MN	Manufacturing	C&O	24,000	2022
San Francisco, CA	Monitoring, research services	H, R	20,000	2019
Chester, PA	Distribution center	H	16,000	2020
Rockville, MD	Research services	R	13,000	2026
Phoenix, AZ	Distribution center	H	11,000	2020
San Diego, CA	Research, development and engineering	C&O	8,000	2020
Norfolk, VA	Monitoring	H	8,000	2024
Concord, MA	Research and development and distribution	C&O	7,000	2019
H = Healthcare segment, R = Research segment, C&O = Corporate and Other category
We believe that all of our existing facilities are adequate to meet our current needs and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

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
For further details on the material legal proceedings to which we are currently a party, which is incorporated herein by reference, please refer to “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 19. Legal Proceedings” below.

Item 4. Mine Safety Disclosures
Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
In early 2018, in connection with the squeeze-out procedures under Swiss Law related to the acquisition of LifeWatch, we issued 58,786 shares of BioTelemetry Common Stock.  The tender offer was subject to a Tier I exemption pursuant to Rule 14d-1(c) of the Exchange Act, as amended, and the issuance of BioTelemetry Common Stock in connection therewith was exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 802 thereof, because Life Watch is a foreign private issuer and U.S. holders held less than 10% of the LifeWatch Shares that were the subject of the tender offer.
Market Information for Common Stock
Our common stock is traded on the NASDAQ Global Select Market under the symbol: “BEAT.”
As of February 5, 2019, there were 33,607,798 shares of our common stock outstanding. Also as of that date, we had 60 holders of record (this does not include persons whose stock is in nominee or “street name” accounts through brokers).
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
Stock Performance Graph
The graph below compares the total stockholder return of an investment of $100 on December 31, 2013 through December 31, 2018 for (i) our common stock (ii) The NASDAQ Health Care Index and (iii) The Russell 2000 Index. Each of the three measures of cumulative total return assumes reinvestment of dividends, if any. The stock price performance shown on the graph below is based on historical data and is not indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return
Among BioTelemetry, Inc., The NASDAQ Health Care Index
and The Russell 2000 Index

$800
$700
$600
$500
$400
$300
$200
$100
$0
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
BioTelemetry, Inc.
NASDAQ Health Care Index
Russell 2000 Index

	Year Ended December 31,
Company/Index	2013*	2014	2015	2016	2017	2018
BioTelemetry, Inc.	100.00	126.32	147.10	281.49	376.57	752.14
NASDAQ Health Care Index	100.00	128.47	137.28	114.74	140.01	134.92
Russell 2000 Index	100.00	104.89	100.26	121.63	139.44	124.09
* Base Period
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
Information regarding our equity compensation plans is incorporated by reference from our Proxy Statement, unless our Proxy Statement is not filed on or before May 1, 2019, in which case we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

Item 6. Selected Financial Data
The selected financial data set forth below are derived from our consolidated financial statements. The statement of operations data for the years ended December 31, 2018, 2017 and 2016, and the balance sheet data at December 31, 2018 and 2017 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2015 and 2014 and the balance sheet data at December 31, 2016, 2015 and 2014 are derived from our audited consolidated financial statements, which are not included herein. Certain reclassifications have been made below to prior period statements to conform to the current period presentation.
The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K.

Statement of Operations Data:	Year Ended December 31,
(in thousands, except per share data)	2018	2017	2016	2015	2014
Revenue	$399,472	$286,776	$208,332	$178,513	$166,578
Cost of revenue	148,986	114,406	78,882	71,956	73,114
Gross profit	250,486	172,370	129,450	106,557	93,464
Operating expenses:
General and administrative	109,736	82,983	55,877	47,882	45,131
Sales and marketing	42,849	35,322	28,636	27,936	28,805
Bad debt expense	22,222	13,291	9,931	8,047	9,347
Research and development	11,206	11,101	8,355	7,111	7,396
Other charges	14,659	31,436	8,639	6,063	7,098
Total operating expenses	200,672	174,133	111,438	97,039	97,777
Income/(loss) from operations	49,814	(1,763)	18,012	9,518	(4,313)
Other expense:
Interest expense	(9,429)	(4,897)	(1,830)	(1,534)	(713)
Loss on extinguishment of debt	—	(543)	—	—	(372)
Loss on equity method investment	(246)	(384)	(287)	—	—
Other non-operating income/(expense), net	1,365	(2,809)	(125)	(88)	(6,708)
Total other expense	(8,310)	(8,633)	(2,242)	(1,622)	(7,793)
Income/(loss) before income taxes	41,504	(10,396)	15,770	7,896	(12,106)
Benefit from/(provision for) income taxes	370	(6,747)	37,667	(468)	2,313
Net income/(loss)	41,874	(17,143)	53,437	7,428	(9,793)
Net loss attributable to noncontrolling interests	(946)	(1,187)	—	—	—
Net income/(loss) attributable to BioTelemetry, Inc.	$42,820	$(15,956)	$53,437	$7,428	$(9,793)
Net income/(loss) per common share attributable to BioTelemetry, Inc.:
Basic	$1.31	$(0.53)	$1.91	$0.27	$(0.37)
Diluted	$1.20	$(0.53)	$1.75	$0.26	$(0.37)
Weighted average number of shares outstanding:
Basic	32,709	30,386	27,920	27,116	26,445
Diluted	35,783	30,386	30,489	29,089	26,445

Balance Sheet Data:	December 31,
(in thousands)	2018	2017	2016	2015	2014
Cash and cash equivalents	$80,889	$36,022	$23,052	$18,986	$20,007
Working capital	97,037	39,153	28,053	23,157	13,879
Total assets	586,801	524,562	198,984	124,143	124,372
Total long-term obligations	226,693	223,904	28,563	24,329	25,375
Total BioTelemetry, Inc.’s stockholders’ equity	310,485	250,757	138,914	75,926	63,676
Noncontrolling interests	—	(1,054)	—	—	—
Total equity	$310,485	$249,703	$138,914	$75,926	$63,676

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of our operations in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors—see “Cautionary Note Regarding Forward-Looking Statements” and “Part I; Item 1A; Risk Factors.” We report on a calendar year end, and except where otherwise indicated below, “2018” refers to the year ended December 31, 2018, “2017” refers to the year ended December 31, 2017 and “2016” refers to the year ended December 31, 2016.
Overview
Company Background
We are the leading remote medical technology company focused on delivery of health information to improve quality of life and reduce cost of care. We provide remote cardiac monitoring, remote blood glucose monitoring, centralized core lab services for clinical trials and original equipment manufacturing that serves both healthcare and clinical research customers. We operate under two reportable segments: Healthcare and Research. The Healthcare segment is focused on the diagnosis and monitoring of cardiac arrhythmias or heart rhythm disorders. We offer cardiologists, electrophysiologists, neurologists and primary care physicians a full spectrum of solutions, which provides them with a single source of cardiac monitoring services. These services range from the differentiated MCT service, to event, traditional Holter, extended-wear Holter, Pacemaker and INR monitoring. The Research segment is engaged in central core laboratory services providing cardiac monitoring, imaging services, scientific consulting and data management services for drug and medical device trials. Included in the Corporate and Other category is the revenue received from the sale of non-invasive cardiac monitors to healthcare companies, wireless blood glucose meters and test strips to wholesale distributors of diabetes supplies and diabetic patients as well as product repairs, corporate overhead and other items not allocated to any of our reportable segments.

Recent Developments
Subsequent Event
On January 25, 2019, we entered into an Agreement and Plan of Merger (the “Geneva Agreement”) with Geneva, a Delaware corporation and early stage company that provides remote monitoring for implantable cardiac devices utilizing a proprietary cloud-based platform, whereby Geneva will become a wholly-owned subsidiary of BioTelemetry.
Pursuant to the terms of the Geneva Agreement, the holders of Geneva’s common and preferred stock and options exercisable for Geneva’s common stock outstanding at closing will receive cash in the aggregate of $45.0 million, subject to certain closing and post-closing adjustments, in addition to an earn-out of at least $20.0 million, payable either in cash or a combination of cash and stock, with no maximum Earn-Out Amount. The closing of the transactions contemplated by the Geneva Agreement is expected to be completed later in the first quarter of 2019.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses and related disclosures. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances; however, actual results may differ from these estimates. We review our estimates and judgments on an ongoing basis.
We believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results. Our significant accounting policies are more fully described in “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 2. Summary of Significant Accounting Policies” below.
Revenue Recognition
Healthcare
Healthcare segment revenue includes revenue from MCT, event, traditional Holter, extended-wear Holter, Pacemaker and INR monitoring services. A significant portion of our revenue is paid for by third-party commercial insurance organizations and governmental entities. We also receive reimbursement directly from patients through co-pays, deductibles and self-pay arrangements.
For contracted payors, including Medicare, we determine revenue based on negotiated prices for the services provided. Based on our history, we have experience collecting substantially all of the negotiated contracted rates and are therefore not providing an implicit price concession. As a result, any adjustments to the revenue recognized are due to patient default and are recorded as bad debt expense.
For non-contracted payors, we are providing an implicit price concession because we do not have a contract with the underlying payor. As a result, we estimate our expected revenue based on historical cash collections. Subsequent adjustments to the revenue recognized are recorded as an adjustment to Healthcare revenue and not as bad debt expense.
Research
Research segment revenue includes revenue for core laboratory services. Our Research segment revenue is provided on a fee-for-service basis, and revenue is recognized as the related services are performed. We also provide consulting services on a time and materials basis, and this revenue is recognized as the services are performed. Our site support revenue, consisting of equipment rentals and sales along with related supplies and logistics management, are recognized at the time of sale or over the rental period. We record reimbursements received for out-of-pocket expenses, including freight, as revenue in the accompanying consolidated statements of operations.
See “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 3. Revenue Recognition” for more information.
Accounts Receivable
Healthcare accounts receivable are related to the Healthcare segment and are recorded at the time revenue is recognized and are presented on the consolidated balance sheet net of allowance for doubtful accounts. For contracted payors, including Medicare, we determine revenue based on negotiated prices for the services provided. Based on our history, we have experience collecting substantially all of the negotiated contracted rates and are therefore not providing an implicit price concession. As a result, we record an allowance for doubtful accounts based on historical collection trends to account for the risk of patient default. Because of continuing changes in the health care industry and third-party reimbursement, it is possible that our estimates could change, which could have a material impact on our operations and cash flows.
Other accounts receivable are related to the Research segment and Corporate and Other category and are recorded at the time revenue is recognized, or when products are shipped or services are performed. We estimate the allowance for doubtful accounts on a specific account basis, and consider several factors in our analysis including customer specific information.
We write off receivables when the likelihood for collection is remote and when we believe collection efforts have been fully exhausted and we do not intend to devote additional resources in attempting to collect. We perform write-offs on a monthly basis. In the Healthcare segment, we wrote off $11.2 million and $8.8 million of receivables for the years ended December 31, 2018 and 2017, respectively. The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts. There were no material write-offs in the Research segment. We recorded bad debt expense of $1.1 million and $0.8 million related to a customer bankruptcy in the Corporate and Other category during the years ended December 31, 2018 and 2017, respectively, and wrote off these amounts in 2018. We recorded consolidated bad debt expense of $22.2 million, $13.3 million and $9.9 million, respectively, for the years ended December 31, 2018, 2017 and 2016, respectively.
Stock-Based Compensation
Accounting Standards Codification (“ASC”) 718 - Compensation—Stock Compensation (“ASC 718”), addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for: (i) equity instruments of the enterprise or (ii) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. ASC 718 requires that an entity measure the cost of equity-based service awards issued to employees, such as stock options and RSUs, based on the grant-date fair value of the award and recognize the cost of such awards over the requisite service period (generally, the vesting period of the award). ASC 718 requires that an entity measure the cost of liability-based service awards based on current fair value that is remeasured subsequently at each reporting date through the settlement date. The compensation expense associated with PSUs is recognized ratably over the period between when the performance conditions are deemed probable of achievement and when the awards are vested. Performance stock options (“PSOs”) are valued and stock-based compensation expense is recorded once the performance conditions of the outstanding PSOs have achieved probability. Prior to July 1, 2018, we accounted for equity awards issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees; see “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 2. Summary of Significant Accounting Policies; t) Recent Accounting Pronouncements” for further details related to our adoption of Accounting Standards Update (“ASU”) 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, during the quarter ended September 30, 2018 and our current accounting for equity awards issued to non-employees.
We have historically recorded stock-based compensation expense based on the number of stock options or RSUs we expect to vest using our historical forfeiture experience and we periodically update those forfeiture rates to apply to new grants. While we early adopted ASU 2016-09, Improvements to

Employee Share-Based Payment Accounting, during the year ended December 31, 2016, we have elected to continue to estimate forfeitures under the true-up provision of ASC 718. We record additional expense if the actual forfeiture rate is lower than estimated, and record a recovery of prior expense if the actual forfeiture rate is higher than estimated.
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
We estimate the fair value of our PSUs using a Monte Carlo simulation. This model uses assumptions, including the risk free interest rate, expected volatility of our stock price and those of the performance group, dividends of the performance group members and expected life of the awards. As noted above, we continue to estimate forfeitures under the true-up provision of ASC 718. If it is deemed probable that the PSU performance targets will be met, compensation expense is recorded for these awards ratably over the requisite service period. The PSUs are forfeited to the extent the performance criteria are not met within the service period.
Goodwill and Acquired Intangible Assets
Goodwill is the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in a business combination. In accordance with ASC 350 - Intangibles - Goodwill and Other (“ASC 350”), goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. In order to test goodwill for impairment, ASC 350 allows reporting entities to take either a qualitative or quantitative approach to testing. Under the qualitative approach, an entity may assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors can include, among others, industry and market conditions, present and anticipated sales and cost factors, overall financial performance and relevant entity-specific events. If we conclude based on our qualitative assessment that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative analysis in accordance with ASC 350. Under the quantitative approach, an entity compares the fair value of its reporting units to their carrying value. If the reporting unit’s carrying value exceeds its fair value, an impairment loss equal to the difference is recognized. The loss recognized shall not exceed the total amount of goodwill allocated to the reporting unit, and the income tax effects from any deductible goodwill on the carrying value of the reporting unit when measuring the goodwill impairment loss, if any, are considered.
For the purpose of performing our goodwill impairment analysis, we consider our business to be composed of three reporting units: Healthcare, Research and Technology. When performing a quantitative analysis, we calculate the fair value of the reporting units utilizing the income and market approaches. The income approach is based on a discounted cash flow methodology that includes assumptions for, among other things, forecasted income, cash flow, growth rates, income tax rates, expected tax benefits and long-term discount rates, all of which require significant judgment. The market approach utilizes our market data as well as market data from publicly-traded companies that are similar to us. There are inherent uncertainties related to these factors and the judgment applied in the analysis. We believe that the income and market approaches provide a reasonable basis to estimate the fair value of our reporting units.
Acquired intangible assets are recorded at fair value on the acquisition date. The estimated fair values and useful lives of intangible assets are determined by assessing many factors, including estimates of future operating performance and cash flows of the acquired business, the characteristics of the intangible assets and the experience of the acquired business. Independent appraisal firms may assist with the valuation of acquired assets. The impairment test for indefinite-lived intangible assets other than goodwill consists of a comparison of the fair value of the indefinite-lived intangible asset to the carrying value of the asset. We estimate the fair value of the indefinite-lived intangibles using the relief from royalty method. We amortize our finite-lived intangible assets over each asset’s estimated useful life using the straight-line method.
We performed an impairment analysis of goodwill and indefinite-lived intangible assets for the years ended December 31, 2018, 2017 and 2016. There was no goodwill impairment recorded as a result of these analyses.
During our impairment testing of our intangible assets for the year ended December 31, 2017, giving particular consideration to the LifeWatch integration and forward-looking integration plans, we determined that certain trade names and internally developed software costs were no longer going to be used and were therefore impaired. This resulted in $11.0 million of intangible asset impairment charges included within the Corporate and Other category as a component of the other charges line in our consolidated statements of operations. There were no other intangible asset impairments for the year ended December 31, 2017, and there were no intangible asset impairments for the year ended December 31, 2018.
At December 31, 2016, we performed our required annual impairment tests of indefinite-lived intangible assets. Based on that analysis, we determined that there was no impairment.
Income Taxes
We account for income taxes under the liability method, as described in ASC 740 - Income Taxes (“ASC 740”). Deferred income taxes are recognized for the tax consequences of temporary differences between the tax and financial statement reporting bases of assets and liabilities. When we determine that we will not be able to realize our deferred tax assets, we adjust the carrying value of the deferred tax assets through the valuation allowance.
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

Statements of Operations Overview
Revenue
The vast majority of our revenue is derived from remote cardiac monitoring services in our Healthcare segment. The amount of Healthcare segment revenue generated is based on the number of patients enrolled through physician prescriptions and the rates reimbursed to us by commercial payors, physicians, patients and Medicare. MCT Medicare pricing was flat in 2018 but will decline slightly for 2019. Over time, we expect the price to remain relatively stable. We expect volumes to grow in the long-term as the market grows and we continue to gain market share.
Revenue is generated in the Research segment through various study and consulting services, which include activities such as core laboratory services, project management, data management, equipment rental and customer support. Research segment revenue is driven by our ability to enter into service contracts at various phases of the pharmaceutical drug development life cycle. We expect volume to increase as a result of our growing capabilities as a multi-service provider. Negotiated pricing for service contracts is subject to market pressures, and as a result has decreased slightly over the last few years. With recent market consolidation, we are experiencing stabilization in our prices. We expect revenue from the Research segment to increase over the long-term as we continue to increase our study volume.
Revenue is generated in the Corporate and Other category from the sale of non-invasive cardiac monitors to healthcare companies, the sale of wireless blood glucose monitoring meters and test strips to wholesale distributors of diabetic supplies and diabetic patients as well as product repairs and is recognized when products are shipped, or as services are completed. The sales volume for our Corporate and Other category has decreased in the current year due to the timing of several large product sales during the year ended December 31, 2017. We expect our revenue in the Corporate and Other category to increase over the long-term as we introduce new products.
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
Cost of revenue for the Corporate and Other category includes the cost of materials and labor related to the manufacture of our products and product repair services.
We expect multiple factors to influence our gross profit margins in the foreseeable future. Changes in reimbursement and payor mix are two such factors. While we expect reimbursement to be stable, payor mix is unpredictable and dependent on the insurance coverage of patients that are prescribed our services. We have a history of lowering the average cost of revenue as we increase volume. We expect to continue to achieve efficiencies in cost of revenue through process improvements, as well as from a reduction in the cost of our devices. We expect these factors will have a favorable impact on our gross profit margins. While these factors could be offsetting, it is difficult to predict how they will influence our gross profit margins.
We expect to achieve some efficiencies in our Research segment cost of revenue through process improvements, and expect a favorable impact on gross margins due to the leveraging of the relatively fixed-cost infrastructure. If we experience increased service contract pricing or volume declines in our Research segment, it would have an adverse effect on our gross profit margin.
General and Administrative
General and administrative expense consists primarily of salaries and benefits related to general and administrative personnel, management bonuses, professional fees primarily related to legal and audit services, amortization related to intangible assets, facilities expenses and the related overhead.
Sales and Marketing
Sales and marketing expense consists primarily of salaries, benefits and commissions related to sales personnel, travel and entertainment costs and marketing costs. Also included are costs associated with marketing programs such as trade shows and advertising campaigns.
Research and Development
Research and development expense consists primarily of salaries and benefits of personnel, as well as subcontractors who work on new product development and sustaining engineering of our existing products.
Other Charges
We account for expenses associated with our acquisitions and certain litigation as other charges as incurred. These expenses are primarily a result of legal and professional fees surrounding our acquisitions, integration activities including severance and asset impairments, as well as legal expense related to our patent litigation for which we are the plaintiff. Other charges are costs that are not considered indicative of the ongoing business operations.
Interest Expense
Interest expense consists primarily of the interest accrued related to our term loan, capital leases and where applicable, our revolving credit agreement, along with the amortization of deferred debt issuance costs.

Loss on Extinguishment of Debt
Loss on extinguishment of debt consists primarily of the write-off of the unamortized debt issuance costs upon settlement of our prior credit agreements.
Loss on Equity Method Investment
Loss on equity method investment represents our portion of the results of operations of our equity method investees.
Other Non-Operating Income/(Expense), net
Other non-operating income/(expense), net represents other infrequently occurring non-operating items including settlement charges and foreign exchange gains/(losses).
Net Loss Attributable to Noncontrolling Interests
Net loss attributable to noncontrolling interests consists of the post-acquisition activity of the portion of LifeWatch that we had not yet acquired during the period from July 12, 2017 through December 31, 2017, as well as the 45% of LifeWatch Turkey Holding AG that we did not own.

Results of Operations
Years Ended December 31, 2018 and 2017
Revenue

	Year Ended December 31,		Change
(in thousands, except percentages)	2018	2017	$	%
Healthcare	$338,812	$234,385	$104,427	44.6%
Research	50,561	38,790	11,771	30.3%
Other	10,099	13,601	(3,502)	(25.7)%
Total revenue	$399,472	$286,776	$112,696	39.3%
Total revenue increased for the year ended December 31, 2018. Healthcare revenues increased due primarily to an increase in patient volume from the full-year impact of the LifeWatch acquisition, which closed on July 12, 2017. On an organic basis, Healthcare revenue grew 13.8% due to an increase in patient volume driven by double-digit MCT growth and triple-digit extended-wear Holter growth, as well as a favorable payor mix. The Research revenue increase was driven by higher volume in oncology, early phase and Afib studies. The strength in Healthcare and Research revenue was partially offset by lower revenue in the Corporate and Other category due to the timing of several large product sales during the year ended December 31, 2017.

Gross Profit

	Year Ended December 31,		Change
(in thousands, except percentages)	2018	2017	$	%
Gross profit	$250,486	$172,370	$78,116	45.3%
Percentage of revenue	62.7%	60.1%
Gross profit increased for the year ended December 31, 2018 due primarily to the full-year impact of the LifeWatch acquisition, organic revenue growth and realized synergies from the integration of LifeWatch. The 260 basis point increase in gross margin percentage was due to the impact of volume-related efficiencies, a favorable payor mix and synergies.
General and Administrative Expense

	Year Ended December 31,		Change
(in thousands, except percentages)	2018	2017	$	%
General and administrative expense	$109,736	$82,983	$26,753	32.2%
Percentage of revenue	27.5%	28.9%
General and administrative expense increased for the year ended December 31, 2018 due primarily to the $14.9 million full-year impact of the LifeWatch acquisition, $9.0 million of additional headcount-related expense, $7.2 million of intangible asset amortization attributable to LifeWatch, $1.2 million of increased information technology expense as we continue to invest in our business systems and $0.8 million of increased professional fees, partially offset by $6.1 million of additional synergies stemming from the integration of LifeWatch.
Sales and Marketing Expense

	Year Ended December 31,		Change
(in thousands, except percentages)	2018	2017	$	%
Sales and marketing expense	$42,849	$35,322	$7,527	21.3%
Percentage of revenue	10.7%	12.3%
Sales and marketing expense increased for the year ended December 31, 2018 due primarily to the $8.9 million full-year impact of the LifeWatch acquisition, $1.2 million of additional headcount-related expense and $1.2 million due to higher sales meeting costs and travel expense, partially offset by $3.9 million of additional synergies from the integration of LifeWatch.
Bad Debt Expense

	Year Ended December 31,		Change
(in thousands, except percentages)	2018	2017	$	%
Bad debt expense	$22,222	$13,291	$8,931	67.2%
Percentage of revenue	5.6%	4.6%
Bad debt expense increased for the year ended December 31, 2018 due primarily to increased Healthcare segment revenue. Bad debt expense in Research was minimal and is recorded on a specific account basis.

Research and Development Expense

	Year Ended December 31,		Change
(in thousands, except percentages)	2018	2017	$	%
Research and development expense	$11,206	$11,101	$105	0.9%
Percentage of revenue	2.8%	3.9%
Research and development expense increased slightly for the year ended December 31, 2018 due to the $3.2 million full-year impact of the LifeWatch acquisition, partially offset by $2.0 million of synergies realized from the integration of LifeWatch, as well as $1.0 million of lower headcount-related expenses.
Other Charges

	Year Ended December 31,		Change
(in thousands, except percentages)	2018	2017	$	%
Other charges	$14,659	$31,436	$(16,777)	(53.4)%
Percentage of revenue	3.7%	11.0%
Other charges decreased for the year ended December 31, 2018 due primarily to a $7.5 million reduction of LifeWatch integration charges and a $2.1 million reduction of other costs associated with previous acquisitions, as well as a $12.1 million asset impairment charge that occurred in 2017.  These reductions were partially offset by increases related to a $1.9 million impact from changes in contingent consideration, a $1.8 million write-off of a note receivable, as well as a $1.2 million increase in patent litigation fees in 2018.
Other Expense

	Year Ended December 31,		Change
(in thousands, except percentages)	2018	2017	$	%
Interest expense	$(9,429)	$(4,897)	$(4,532)	92.5%
Loss on extinguishment of debt	—	(543)	543	(100.0)%
Loss on equity method investment	(246)	(384)	138	(35.9)%
Other non-operating income/(expense), net	1,365	(2,809)	4,174	(148.6)%
Total Other expense	$(8,310)	$(8,633)	$323	(3.7)%
Percentage of revenue	2.1%	3.0%
Total other expense decreased slightly for the year ended December 31, 2018. Interest expense increased due to the full-year impact of the higher debt obligation, resulting from the SunTrust Credit Agreement entered into concurrent with the LifeWatch acquisition. Other non-operating income, net in 2018 was primarily composed of a current year foreign currency gain. Other non-operating expense, net in 2017 was due primarily to a $2.5 million legal settlement.

Income Taxes

	Year Ended December 31,		Change
(in thousands, except percentages)	2018	2017	$	%
Benefit from/(provision for) income taxes	$370	$(6,747)	$7,117	(105.5)%
Effective tax benefit/(provision) rate	(0.9)%	(64.9)%
For the year ended December 31, 2018, we recognized a net tax benefit due primarily to favorable tax deductions related to stock compensation.
For the year ended December 31, 2017, we recognized a net tax provision due primarily to the re-measurement of our deferred tax assets and liabilities at the new federal corporate rate of 21%, net of the associated state tax impact, related to the Tax Cuts and Jobs Act, which resulted in an $8.0 million tax expense.
Years Ended December 31, 2017 and 2016
Revenue

	Year Ended December 31,		Change
(in thousands, except percentages)	2017	2016	$	%
Healthcare	$234,385	$165,664	$68,721	41.5%
Research	38,790	32,565	6,225	19.1%
Other	13,601	10,103	3,498	34.6%
Total revenue	$286,776	$208,332	$78,444	37.7%
Total revenue increased for the year ended December 31, 2017 due primarily to the Healthcare, which was affected by the acquisition of LifeWatch, along with increased patient volumes as well as a favorable service mix. While overall pricing was stable, we saw a decline in our Medicare rates. Research revenue increased due to the full year impact of the acquisition of our imaging business, VirtualScopics, which was acquired in May 2016, partially offset by lower cardiac study volumes. Other revenue also increased due to the full year impact of Telcare, which was acquired in December 2016.
Gross Profit

	Year Ended December 31,		Change
(in thousands, except percentages)	2017	2016	$	%
Gross profit	$172,370	$129,450	$42,920	33.2%
Percentage of revenue	60.1%	62.1%
Gross profit increased for the year ended December 31, 2017 due primarily to our recent acquisitions, organic growth, and realized synergies from our acquisitions, partially offset by the impact of the decrease in Medicare rates. The decrease in gross margin percentage was due to the impact of our recent acquisitions, whose revenue carry lower profit margins than our existing business.

General and Administrative Expense

	Year Ended December 31,		Change
(in thousands, except percentages)	2017	2016	$	%
General and administrative expense	$82,983	$55,877	$27,106	48.5%
Percentage of revenue	28.9%	26.8%
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
Sales and Marketing Expense

	Year Ended December 31,		Change
(in thousands, except percentages)	2017	2016	$	%
Sales and marketing expense	$35,322	$28,636	$6,686	23.3%
Percentage of revenue	12.3%	13.7%
Sales and marketing expense increased for the year ended December 31, 2017 due primarily to the$10.7 million impact from our recent acquisitions, primarily LifeWatch, and $2.2 million in added employee related costs exclusive of our recent acquisitions, partially offset by approximately $5.0 million of synergies obtained from the recent acquisitions and $1.1 million due to lower sales meetings costs. Sales and marketing expense decreased as a percentage of revenue due to the leverage and synergies obtained from our acquired businesses.
Bad Debt Expense

	Year Ended December 31,		Change
(in thousands, except percentages)	2017	2016	$	%
Bad debt expense	$13,291	$9,931	$3,360	33.8%
Percentage of revenue	4.6%	4.8%
Bad debt expense increased for the year ended December 31, 2017 due primarily to increased revenue from our recently acquired business and the timing of revenue and collections. Substantially all of our bad debt expense relates to the Healthcare segment. Bad debt expense in the Research segment was minimal and is recorded on a specific account basis.

Research and Development Expense

	Year Ended December 31,		Change
(in thousands, except percentages)	2017	2016	$	%
Research and development expense	$11,101	$8,355	$2,746	32.9%
Percentage of revenue	3.9%	4.0%
Research and development expense increased for the year ended December 31, 2017 due primarily to the $5.2 million impact from our recent acquisitions, primarily LifeWatch, offset partially by $2.7 million of synergies obtained from the recent acquisitions and other cost savings.
Other Charges

	Year Ended December 31,		Change
(in thousands, except percentages)	2017	2016	$	%
Other charges	$31,436	$8,639	$22,797	263.9%
Percentage of revenue	11.0%	4.1%
Other charges increased for the year ended December 31, 2017 due primarily to $12.0 million of asset impairment charges, $4.9 million in additional professional fees, $4.1 million of severance and employee related costs, and $1.5 million of legal fees, primarily related to the acquisition of LifeWatch. These charges were partially offset by a $2.6 million decrease in the fair value of acquisition-related consideration recognized for previous acquisitions.
Other Expense

	Year Ended December 31,		Change
(in thousands, except percentages)	2017	2016	$	%
Interest expense	$(4,897)	$(1,830)	$(3,067)	167.6%
Loss on equity method investment	(384)	(287)	(97)	n/a
Other non-operating expense, net	(2,809)	(125)	(2,684)	2,147.2%
Total Other expense	$(8,090)	$(2,242)	$(5,848)	260.8%
Percentage of revenue	3.0%	1.1%
Total other expense increased for the year ended December 31, 2017 due primarily to $3.1 million of interest expense resulting from our new credit agreement entered into concurrent with our LifeWatch acquisition and a $2.5 million non-operating charge for our settlement with the Office of Civil Rights related to the theft of two unencrypted laptop computers in 2011. Additionally, we incurred a $1.3 million non-operating charge related to the derivative instrument premium for the acquisition of LifeWatch, and a $0.5 million loss on the extinguishment of our previous credit agreement with Healthcare Financial Solutions, LLC, offset partially by a non-operating gain of approximately $1.3 million related to the favorable settlement with the former owner of Mednet.

Income Taxes

	Year Ended December 31,		Change
(in thousands, except percentages)	2017	2016	$	%
Benefit from/(provision for) income taxes	$(6,747)	$37,667	$(44,414)	117.9%
Effective tax benefit/(provision) rate	(64.9)%	238.9%
For the year ended December 31, 2017, we recognized a net tax provision due primarily to the re-measurement of our deferred tax assets and liabilities at the new federal corporate rate of 21%, net of the associated state tax impact, related to the Tax Cuts and Jobs Act, which resulted in an $8.0 million tax expense.
For the year ended December 31, 2016, we recognized a net tax benefit due primarily to a $51.6 million benefit related to the release of our valuation allowance. The release of our valuation allowance was partially offset by adjustments to deferred taxes and state taxes levied on fiscal 2016 taxable income.

Liquidity and Capital Resources
The following table highlights certain information related to our liquidity and capital resources:

(In thousands, except ratios)	December 31, 2018	December 31, 2017
Cash and cash equivalents	$80,889	$36,022
Healthcare accounts receivable, net of allowance for doubtful accounts	37,754	25,190
Other accounts receivable, net of allowance for doubtful accounts	14,874	13,296
Availability under revolving credit facility	50,000	50,000

Working capital	$97,037	$39,153
Current ratio	3.0	1.8

Total capital lease obligations	$1,769	$5,509
Total debt	$198,549	$199,356

The following table highlights certain cash flow activities:

	Year Ended December 31,
(In thousands)	2018	2017
Net income/(loss)	$41,874	$(17,143)
Non-cash adjustments to net income	70,154	66,193
Cash used for working capital	(39,282)	(25,268)
Cash provided by operating activities	72,746	23,782

Cash used for acquisitions of businesses, net of cash acquired	(3,750)	(161,479)
Purchases of property, equipment and investment in internally developed software	(24,637)	(13,697)
Cash used in investing activities	(28,851)	(177,188)

Cash provided by financing activities	$601	$166,457
The increase in cash provided by operating activities was due primarily to the increase in net income. Non-cash adjustments to net income increased for the year ended December 31, 2018 due primarily to increases in bad debt expense, depreciation , amortization of intangible assets, stock-based compensation and the impact from changes in contingent consideration, offset partially by the decrease in impairment charges and the change in deferred taxes. Cash used for working capital increased due primarily to the timing of cash receipts and payments.
During the year ended December 31, 2018 we had nominal spending on acquisitions of businesses, whereas during the year ended December 31, 2017 we acquired LifeWatch for $161.5 million in cash and $117.4 million in common stock. We increased our purchases for equipment in 2018, due primarily to higher Healthcare segment service volumes and the launch of our next generation products used in our monitoring services.
In conjunction with the LifeWatch acquisition, we established a new SunTrust Credit Agreement with the Lenders in the amount of $205.0 million and extinguished the previous Healthcare Financial Solutions Credit Agreement. For further details regarding the Credit Agreements, please see “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 11. Credit Agreement” below.
Subsequent to December 31, 2018, we entered into the Geneva Agreement, whereby Geneva will become a wholly owned subsidiary of BioTelemetry. We expect to complete this acquisition later in the first quarter of 2019 with a cash outlay of approximately $45.0 million.

Contractual Obligations and Commitments
The following table describes our long-term contractual obligations and commitments as of December 31, 2018:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$23,458	$5,047	$7,828	$4,776	$5,807
Capital lease obligations	1,769	1,652	117	—	—
Debt and interest obligations(1)	231,279	13,111	51,142	167,026	—
Total(2)(3)	$256,506	$19,810	$59,087	$171,802	$5,807
________________

(1)
Our debt bears a variable interest rate, at our election, with an applicable margin determined by the credit agreement. The amounts above assume the rate and margin as of December 31, 2018 throughout the remaining term. The rate and margin may fluctuate, as may our election of LIBOR or Base Rate pricing, throughout the term of the loan. Excluded from the amounts in the table is the 0.25% commitment fee payable on the unused portion of our line of credit.

(2)
In connection with certain acquisitions completed in 2016 and 2018, we have contingent consideration obligations payable to the sellers in these transactions upon the achievement of certain milestones. The maximum aggregate undiscounted amounts potentially payable not included in the table above total $5.0 million.

(3)
As of December 31, 2018, our other long-term liabilities in our consolidated balance sheet consist primarily of reserves for uncertain tax positions. We are unable to make reasonably reliable estimates of both the timing of tax audit outcomes and if unfavorable, the timing of payments; therefore, such amounts are not included in the above contractual obligation table. See “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 17. Income Taxes” for further discussion related to uncertain tax positions.

As of December 31, 2018, we were bound under facility leases and several office equipment leases that are included in the table above. Our debt bears a variable interest rate of LIBOR plus the applicable margin, or the prime rate plus the applicable margin. If LIBOR rates, the prime rates, or the applicable margin increase, the interest obligation amounts on our debt disclosed above will be affected.

Recent Accounting Pronouncements
For further details on recently issued accounting pronouncements, please refer to “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 2. Summary of Significant Accounting Policies; t) Recent Accounting Pronouncements.”

Off-Balance Sheet Arrangements
As of December 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our cash and cash equivalents as of December 31, 2018 were $80.9 million. We do not invest in any short-term or long-term marketable securities, nor do we hold any derivative financial instruments for trading or speculative purposes.
At December 31, 2018, we had $198.5 million of variable rate debt, inclusive of debt discounts and deferred charges, at a rate of LIBOR plus the applicable margin, or the prime rate plus the applicable margin. A 1.0% change in either the LIBOR rate, prime rate, or the applicable margin would result in a change in annual interest expense of approximately $2.0 million. For further details regarding the debt, rates or applicable margin, please refer to “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 11. Credit Agreement” included in this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of BioTelemetry, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioTelemetry, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2019 expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditors since 2004.

Philadelphia, Pennsylvania
February 21, 2019

BIOTELEMETRY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except shares and par value)	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$80,889	$36,022
Healthcare accounts receivable, net of allowance for doubtful accounts of $25,345 and $15,556 at December 31, 2018 and 2017, respectively	37,754	25,190
Other accounts receivable, net of allowance for doubtful accounts of $268 and $1,425 at December 31, 2018 and 2017, respectively	14,874	13,296
Inventory	7,323	5,332
Prepaid expenses and other current assets	5,820	10,268
Total current assets	146,660	90,108
Property and equipment, net	48,377	49,194
Intangible assets, net	129,653	141,707
Goodwill	238,814	223,105
Deferred tax asset	19,975	17,681
Other assets	3,322	2,767
Total assets	$586,801	$524,562
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	18,157	14,529
Accrued liabilities	21,609	26,055
Current portion of capital lease obligations	1,652	4,023
Current portion of long-term debt	5,125	2,050
Contract liabilities	3,080	4,298
Total current liabilities	49,623	50,955
Long-term portion of capital lease obligations	117	1,486
Long-term debt	193,424	197,306
Other long-term liabilities	33,152	25,112
Total liabilities	276,316	274,859
Stockholders’ equity:
Common stock—$.001 par value as of December 31, 2018 and 2017; 200,000,000 shares authorized as of December 31, 2018 and 2017; 33,406,364 and 32,460,668 shares issued and outstanding at December 31, 2018 and 2017, respectively	33	32
Paid-in capital	426,054	409,517
Accumulated other comprehensive income/(loss)	256	(114)
Accumulated deficit	(115,858)	(158,678)
Total BioTelemetry, Inc.’s stockholders’ equity	310,485	250,757
Noncontrolling interests	—	(1,054)
Total equity	310,485	249,703
Total liabilities and equity	$586,801	$524,562
See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2018	2017	2016
Revenue	$399,472	$286,776	$208,332
Cost of revenue	148,986	114,406	78,882
Gross profit	250,486	172,370	129,450
Operating expenses:
General and administrative	109,736	82,983	55,877
Sales and marketing	42,849	35,322	28,636
Bad debt expense	22,222	13,291	9,931
Research and development	11,206	11,101	8,355
Other charges	14,659	31,436	8,639
Total operating expenses	200,672	174,133	111,438
Income/(loss) from operations	49,814	(1,763)	18,012
Other expense:
Interest expense	(9,429)	(4,897)	(1,830)
Loss on extinguishment of debt	—	(543)	—
Loss on equity method investments	(246)	(384)	(287)
Other non-operating income/(expense), net	1,365	(2,809)	(125)
Total other expense, net	(8,310)	(8,633)	(2,242)
Income/(loss) before income taxes	41,504	(10,396)	15,770
(Provision for)/benefit from income taxes	370	(6,747)	37,667
Net income/(loss)	41,874	(17,143)	53,437
Net loss attributable to noncontrolling interests	(946)	(1,187)	—
Net income/(loss) attributable to BioTelemetry, Inc.	$42,820	$(15,956)	$53,437

Net income/(loss) per common share attributable to BioTelemetry, Inc.:
Basic	$1.31	$(0.53)	$1.91
Diluted	$1.20	$(0.53)	$1.75
Weighted average number of common shares outstanding:
Basic	32,709	30,386	27,920
Dilutive stock options and restricted stock units	3,074	—	2,569
Diluted	35,783	30,386	30,489
See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Year Ended December 31,
(in thousands)	2018	2017	2016
Net income/(loss) attributable to BioTelemetry, Inc.	$42,820	$(15,956)	$53,437
Other comprehensive income/(loss):
Foreign currency translation gain/(loss)	370	(80)	(22)
Comprehensive income/(loss) attributable to BioTelemetry, Inc.	$43,190	$(16,036)	$53,415

See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2018	2017	2016
OPERATING ACTIVITIES
Net income/(loss)	$41,874	$(17,143)	$53,437
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Bad debt expense	22,222	13,291	9,931
Depreciation	22,963	18,337	10,547
Amortization of intangibles	17,205	10,224	3,722
Impairment charge	—	12,045	—
Stock-based compensation	9,261	7,680	6,502
Write off of derivative premium	—	1,322	—
Accretion of debt discount	1,243	678	217
Loss on extinguishment of debt	—	543	—
Gain on legal settlement	—	(1,333)	—
Tax (benefit)/expense	(2,294)	6,050	(38,141)
Other non-cash items	(446)	(2,644)	457
Changes in operating assets and liabilities:
Healthcare and other accounts receivable	(35,742)	(15,455)	(8,707)
Inventory	(1,991)	665	(753)
Prepaid expenses and other assets	3,517	(694)	(1,050)
Accounts payable	3,760	(8,320)	3,145
Accrued and other liabilities	(8,826)	(1,464)	(456)
Net cash provided by operating activities	72,746	23,782	38,851
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(3,750)	(161,479)	(24,970)
Purchases of property and equipment and investment in internally developed software	(24,637)	(13,697)	(10,899)
Purchase of derivative instrument	—	(1,322)	—
Investment in equity method investee	(464)	(690)	(312)
Net cash used in investing activities	(28,851)	(177,188)	(36,181)
FINANCING ACTIVITIES
Proceeds related to the exercising of stock options and employee stock purchase plan	12,186	6,071	2,519
Tax payments related to the vesting of shares	(2,910)	(1,933)	(2,333)
Issuance of long-term debt	—	205,000	—
Borrowings under revolving loans	—	—	14,500
Repayments on revolving loans	—	(3,000)	(11,500)
Payment of debt issuance costs	—	(6,213)	—
Principal payments on long-term debt	(2,050)	(25,840)	(1,438)
Principal payments on capital lease obligations	(3,740)	(2,863)	(321)
Acquisition of noncontrolling interests	(2,885)	(4,765)	—
Net cash provided by financing activities	601	166,457	1,427
Effect of exchange rate changes on cash	371	(81)	(31)
Net increase in cash and cash equivalents	44,867	12,970	4,066
Cash and cash equivalents—beginning of period	36,022	23,052	18,986
Cash and cash equivalents—end of period	$80,889	$36,022	$23,052
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash purchases of property and equipment	$505	$498	$—
Non-cash fair value of common stock returned in legal settlement	—	2,753	—
Non-cash fair value of equity issued for acquisition of business	—	117,440	2,885
Non-cash fair value of non-trade receivables exchanged for investment in equity method investee	395	—	—
Cash paid for interest	7,836	3,888	1,273
Cash paid for taxes	$763	$1,648	$359

See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	BioTelemetry, Inc. Equity
				Accumulated Other Comprehensive Income/(Loss)
	Common Stock		Paid-in Capital		Accumulated Deficit	Noncontrolling Interests	Total Equity
(in thousands, except shares)	Shares	Amount
Balance December 31, 2015	27,277,939	$27	$272,070	$(12)	$(196,159)	$—	$75,926
Share issuances related to stock compensation plans	917,912	1	2,518	—	—	—	2,519
Stock-based compensation	—	—	6,502	—	—	—	6,502
Shares withheld to cover taxes on vesting of share based awards	(178,867)	—	(2,333)	—	—	—	(2,333)
Issuance of stock related to 2014 business combination	244,519	—	2,885	—	—	—	2,885
Currency translation adjustment	—	—	—	(22)	—	—	(22)
Net income	—	—	—	—	53,437	—	53,437
Balance December 31, 2016	28,261,503	28	281,642	(34)	(142,722)	—	138,914
Share issuances related to stock compensation plans	722,441	—	6,071	—	—	—	6,071
Stock-based compensation	—	—	7,680	—	—	—	7,680
Shares withheld to cover taxes on vesting of share based awards	(79,589)	—	(1,933)	—	—	—	(1,933)
Issuance of stock related to business combinations	3,615,840	4	116,788	—	—	11,224	128,016
Acquisition of noncontrolling interest	19,806	—	2,022	—	—	(11,091)	(9,069)
Common stock returned in legal settlement	(79,333)	—	(2,753)	—	—	—	(2,753)
Currency translation adjustment	—	—	—	(80)	—	—	(80)
Net loss	—	—	—	—	(15,956)	(1,187)	(17,143)
Balance December 31, 2017	32,460,668	32	409,517	(114)	(158,678)	(1,054)	249,703
Share issuances related to stock compensation plans	972,415	1	12,185	—	—	—	12,186
Stock-based compensation	—	—	9,261	—	—	—	9,261
Shares withheld to cover taxes on vesting of share based awards	(85,505)	—	(2,909)	—	—	—	(2,909)
Acquisition of noncontrolling interest	58,786	—	(2,000)	—	—	2,000	—
Currency translation adjustment	—	—	—	370	—	—	370
Net income	—	—	—	—	42,820	(946)	41,874
Balance December 31, 2018	33,406,364	$33	$426,054	$256	$(115,858)	$—	$310,485
See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business
BioTelemetry, Inc. (“BioTelemetry,” “Company,” “we,” “our” or “us”), a Delaware corporation, is the leading remote medical technology company focused on delivery of health information to improve quality of life and reduce cost of care. We provide remote cardiac monitoring, remote blood glucose monitoring, centralized core lab services for clinical trials and original equipment manufacturing that serves both healthcare and clinical research customers.
We operate under two reportable segments: Healthcare and Research. During the first quarter of 2018, we aggregated the Technology operating segment into the Corporate and Other category. The Healthcare segment is focused on the diagnosis and monitoring of cardiac arrhythmias or heart rhythm disorders. We offer cardiologists, electrophysiologists, neurologists and primary care physicians a full spectrum of solutions, which provides them with a single source of cardiac monitoring services. These services range from the differentiated MCT service, to event, traditional Holter, extended-wear Holter, Pacemaker and INR monitoring. The Research segment is engaged in central core laboratory services providing cardiac monitoring, imaging services, scientific consulting and data management services for drug and medical device trials. Included in the Corporate and Other category is the manufacturing, testing and marketing of cardiac and blood glucose monitoring devices to medical companies, clinics and hospitals and corporate overhead and other items not allocated to any of our reportable segments.
We have grown both organically and through recent acquisitions; for further details related to our acquisitions, please see “Note 4. Acquisitions” below.
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
Certain reclassifications have been made to prior period statements to conform to the current period presentation. These consist of:

•
combining the non-cash operating items of equity method investment loss, the change in fair value of acquisition-related contingent consideration and lease income/(expense) into other non-cash items, a component of our net cash provided by operating activities on our consolidated statements of cash flows; and

•	reclassifying trade payable invoices received but not yet processed in our purchasing system from accrued liabilities to accounts payable in the consolidated balance sheets.
The reclassifications had no impact on previously reported consolidated net income/(loss), cash flows from operating, financing and investing activities, or accumulated deficit.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
In addition to the recurring fair value measurements, the fair value of certain assets acquired and liabilities assumed in connection with a business combination are recorded at fair value, primarily using a discounted cash flow model (classified as Level 3). This valuation technique requires us to make certain assumptions, including, but not limited to, future operating performance and cash flows, royalty rate and other such variables which are discounted to present value using a discount rate that reflects the risk factors associated with future cash flow, the characteristics of the assets acquired and liabilities assumed and the experience of the acquired business. Non-financial assets such as goodwill, intangible assets, and property

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

and equipment are subsequently measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. We assess the impairment of goodwill and intangible assets annually or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable.
d) Cash and Cash Equivalents
Cash and cash equivalents are held in financial institutions or in custodial accounts with financial institutions. Cash equivalents are defined as liquid investments and money market funds with maturity from date of purchase of 90 days or less that are readily convertible into cash and have minimal interest rate risk. We do not have restricted cash.
e) Accounts Receivable and Allowance for Doubtful Accounts
Healthcare accounts receivable is recorded at the time Healthcare segment revenue is recognized and is presented on the consolidated balance sheet net of an allowance for doubtful accounts. For our contracted payors, we determine revenue based on negotiated prices for the services provided. Based on our history, we have experience collecting substantially all of the negotiated contracted rates and are therefore not providing an implicit price concession. As a result, an allowance for doubtful accounts is recorded based on historical collection trends to account for the risk of patient default. Because of continuing changes in the health care industry and third-party reimbursement, it is possible that our estimates of collectability could change, which could have a material impact on our operations and cash flows.
Other accounts receivable is related to the Research segment and Corporate and Other category and are recorded at the time revenue is recognized, when products are shipped or services are performed. We estimate an allowance for doubtful accounts on a specific account basis, and consider several factors in our analysis including customer specific information.
We write off receivables when the likelihood for collection is remote and when we believe collection efforts have been fully exhausted and we do not intend to devote additional resources in attempting to collect. We perform write-offs on a monthly basis. In the Healthcare segment, we wrote-off $11.2 million and $8.8 million of receivables for the years ended December 31, 2018 and 2017, respectively. The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts. There were no material write-offs in the Research segment. We recorded bad debt expense of $1.1 million and $0.8 million related to a customer bankruptcy in the Corporate and Other category during the years ended December 31, 2018 and 2017, respectively, and wrote off these amounts in 2018. We recorded consolidated bad debt expense of $22.2 million, $13.3 million and $9.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2018, 2017 and 2016, one payor, Medicare, accounted for 15%, 21% and 11%, respectively, of our gross accounts receivable.
g) Inventory
Inventory is valued at the lower of cost (using first-in, first-out cost method) or market (net realizable value or replacement cost). Management reviews inventory for specific future usage, and estimates of impairment of individual inventory items are recorded to reduce inventory to the lower of cost or market.
h) Property and Equipment
Property and equipment is recorded at cost, except for assets acquired in business combinations, which are recorded at fair value as of the acquisition date. Depreciation is recorded over the estimated useful life of each class of depreciable assets, and is computed using the straight-line method. Leasehold improvements and assets acquired under a capital lease are amortized over the shorter of the estimated asset life or term of the lease and included in depreciation expense. Repairs and maintenance costs are charged to expense as incurred. Costs of additions and improvements are capitalized.
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
j) Derivative Instrument
During the second quarter of 2017, we purchased a foreign currency option with a notional value of $194.2 million to mitigate the foreign exchange risk related to the Swiss Franc-denominated purchase price of LifeWatch AG (“LifeWatch”). This derivative instrument was not designated as a hedge for accounting purposes. We did not exercise this option and the contract expired during the third quarter of 2017, resulting in a charge of $1.3 million, which was recorded as a component of other non-operating income/(expense), net in the consolidated statements of operations. We did not enter into any derivative transactions during 2018.
k) Equity Method Investments
We account for investments using the equity method of accounting if the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if our ownership interest in the voting stock of the investee ranges between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment is recorded at cost in the consolidated balance sheets under other assets and is periodically adjusted for capital contributions, dividends received and our share of the investee’s earnings or losses together with other-than-temporary impairments which are recorded through loss on equity method investment in the consolidated statements of operations.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

l) Noncontrolling Interests
The consolidated financial statements reflect the application of Accounting Standards Codification (“ASC”) 810 - Consolidations, which establishes accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within stockholder’s equity, but separate from the parent’s equity; (ii) the amount of consolidated net income/(loss) attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statements of operations; and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently.
We acquired approximately 97% of LifeWatch on July 12, 2017. On that date, we acquired control of LifeWatch and began consolidating its financial statements. As of December 31, 2017, we owned 100% of LifeWatch.
Also on July 12, 2017, LifeWatch owned 55% of LifeWatch Turkey Holding AG (“LifeWatch Turkey,” domiciled in Switzerland), with a partner company located in Ankara, Turkey, to provide digital health solutions to the Turkish market. Concurrent with our acquisition of LifeWatch, we acquired control of LifeWatch Turkey and began consolidating their financial statements.
During 2018, after a formal restructuring of shareholdings approved by the board of directors of LifeWatch Turkey, we became the sole shareholder of LifeWatch Turkey. No cash or other consideration was exchanged to effect this transaction. As a result, we no longer reflect a noncontrolling interest in our consolidated balance sheet; however, we continue to reflect the net loss attributable to the noncontrolling interest in our consolidated statement of operations for the period of time where we did not own the entire entity.
m) Goodwill and Acquired Intangible Assets
Goodwill is the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in a business combination. In accordance with ASC 350 - Intangibles — Goodwill and Other (“ASC 350”), goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. In order to test goodwill for impairment, ASC 350 allows reporting entities to take either a qualitative or quantitative approach to testing. Under the qualitative approach, an entity may assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors can include, among others, industry and market conditions, present and anticipated sales and cost factors, overall financial performance and relevant entity-specific events. If we conclude based on our qualitative assessment that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative analysis in accordance with ASC 350. Under the quantitative approach, an entity compares the fair value of its reporting units to their carrying value. If the reporting unit’s carrying value exceeds its fair value, an impairment loss equal to the difference is recognized. The loss recognized shall not exceed the total amount of goodwill allocated to the reporting unit, and the income tax effects from any deductible goodwill on the carrying value of the reporting unit when measuring the goodwill impairment loss, if any, are considered.
For the purpose of performing our goodwill impairment analysis, we consider our business to be composed of three reporting units: Healthcare, Research and Technology. When performing a quantitative analysis, we calculate the fair value of the reporting units utilizing the income and market approaches. The

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

income approach is based on a discounted cash flow methodology that includes assumptions for, among other things, forecasted income, cash flow, growth rates, income tax rates, expected tax benefits and long-term discount rates, all of which require significant judgment. The market approach utilizes our market data as well as market data from publicly-traded companies that are similar to us. There are inherent uncertainties related to these factors and the judgment applied in the analysis. We believe that the income and market approaches provide a reasonable basis to estimate the fair value of our reporting units.
Acquired intangible assets are recorded at fair value on the acquisition date. The estimated fair values and useful lives of intangible assets are determined by assessing many factors including estimates of future operating performance and cash flows of the acquired business, the characteristics of the intangible assets and the experience of the acquired business. Independent appraisal firms may assist with the valuation of acquired assets. The impairment test for indefinite-lived intangible assets other than goodwill consists of a comparison of the fair value of the indefinite-lived intangible asset to the carrying value of the asset. We used a qualitative approach to determine impairment for our indefinite-lived as well as for our finite-lived intangible assets. As a result of our qualitative test for impairment for the year ended December 31, 2017, we noted entity-specific events which resulted in the write-off of the remainder of our indefinite-lived intangible assets other than goodwill, and a portion of our finite-lived intangible assets. See “Note 8. Goodwill and Intangible Assets” for further details regarding the impairment charges. We amortize our finite-lived intangible assets over each asset’s estimated useful life using the straight-line method.
n) Revenue Recognition
We adopted ASC 606 - Revenue from Contracts with Customers (“ASC 606”) on January 1, 2018, which requires revenue recognized to represent the transfer of promised goods or services to customers at an amount that reflects the consideration that a company expects to receive in exchange for those goods or services.
We utilized the modified retrospective method for adoption, allowing us to not retrospectively adjust prior periods. We applied the modified retrospective method only to contracts that were not complete at January 1, 2018 and accounted for the aggregate effect of any contract modifications upon adoption. No cumulative adjustment to retained earnings was recorded.
Healthcare
Healthcare segment revenue includes revenue from MCT, event, traditional Holter, extended-wear Holter, Pacemaker and International Normalized Ratio (“INR”) monitoring services. A significant portion of our revenue is paid for by third-party commercial insurance organizations and governmental entities. We also receive reimbursement directly from patients through co-pays, deductibles and self-pay arrangements.
For contracted payors, including Medicare, we determine revenue based on negotiated prices for the services provided. Based on our history, we have experience collecting substantially all of the negotiated contracted rates and are therefore not providing an implicit price concession. As a result, any adjustments to the revenue recognized are due to patient default and are recorded as bad debt expense.
For non-contracted payors, we are providing an implicit price concession because we do not have a contract with the underlying payor. As a result, we estimate our expected revenue based on historical cash collections. Subsequent adjustments to the revenue recognized are recorded as an adjustment to Healthcare revenue and not as bad debt expense.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Research
Research segment revenue includes revenue for core laboratory services. Our Research segment revenue is provided on a fee-for-service basis, and revenue is recognized as the related services are performed. Our research customer contracts have legally enforceable terms that are predominately thirty days due to termination for convenience clauses, which are held by the customer with no significant penalty. Given the short-term nature of these contracts and the structure of our billing practices, our billing practices approximate our performance if measured by an output method, where each output is an individual occurrence of each performance obligation. Accordingly, we utilize the invoice practical expedient as defined in ASC 606, resulting in recognition of revenue in the amount that we have the right to invoice. We record reimbursements received for out-of-pocket expenses, including freight, as revenue in the accompanying consolidated statements of operations.
Other
Other revenue includes revenue received from the sale of non-invasive cardiac monitors to healthcare companies, wireless blood glucose meters and test strips to wholesale distributors of diabetes supplies and diabetic patients as well as product repairs and is recognized when products are shipped.
Revenue is recognized net of any taxes collected from customers and subsequently remitted to government authorities.
See “Note 3. Revenue Recognition” for more information.
o) Stock-Based Compensation
ASC 718 - Compensation—Stock Compensation (“ASC 718”), addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for: (i) equity instruments of the enterprise or (ii) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. ASC 718 requires that an entity measure the cost of equity-based service awards issued to employees, such as stock options and restricted stock units (“RSUs”), based on the grant-date fair value of the award and recognize the cost of such awards over the requisite service period (generally, the vesting period of the award). ASC 718 requires that an entity measure the cost of liability-based service awards based on current fair value that is remeasured subsequently at each reporting date through the settlement date. The compensation expense associated with performance stock units (“PSUs”) is recognized ratably over the period between when the performance conditions are deemed probable of achievement and when the awards are vested. Performance stock options (“PSOs”) are valued and stock-based compensation expense is recorded once the performance conditions of the outstanding PSOs have achieved probability. Prior to July 1, 2018, we accounted for equity awards issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees; see “t) Recent Accounting Pronouncements” below for further details related to our adoption of Accounting Standards Update (“ASU”) 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, during the quarter ended September 30, 2018 and our current accounting for equity awards issued to non-employees.
We have historically recorded stock-based compensation expense based on the number of stock options or stock units we expect to vest using our historical forfeiture experience and we periodically update those forfeiture rates to apply to new grants. While we early adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, during the year ended December 31, 2016, we have elected

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

to continue to estimate forfeitures under the true-up provision of ASC 718. We record additional expense if the actual forfeiture rate is lower than estimated and record a recovery of prior expense if the actual forfeiture rate is higher than estimated.
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
We estimate the fair value of our PSUs using a Monte Carlo simulation. This model uses assumptions, including the risk free interest rate, expected volatility of our stock price and those of the performance group, dividends of the performance group members and expected life of the awards. As noted above, we continue to estimate forfeitures under the true-up provision of ASC 718. If it is deemed probable that the PSU performance targets will be met, compensation expense is recorded for these awards ratably over the requisite service period. The PSUs are forfeited to the extent the performance criteria are not met within the service period.
p) Research and Development Costs
Research and development costs are charged to expense as incurred.
q) Income Taxes
We account for income taxes under the liability method, as described in ASC 740 - Income Taxes (“ASC 740”). Deferred income taxes are recognized for the tax consequences of temporary differences between the tax and financial statement reporting bases of assets and liabilities. When we determine that we will not be able to realize our deferred tax assets, we adjust the carrying value of the deferred tax assets through the valuation allowance.
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
In response to the TCJA, the Staff of the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance to registrants in applying ASC 740 in connection with the TCJA.  SAB 118 provides that in the period of enactment, the income tax effects of

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the TCJA may be reported as a provisional amount based on a reasonable estimate (to the extent a reasonable estimate can be determined), which would be subject to adjustment during a “measurement period.”  The measurement period begins in the reporting period of the TCJA’s enactment and ends when a registrant has obtained, prepared, and analyzed the information that was needed in order to complete the accounting requirements under ASC 740.  SAB 118 also describes supplemental disclosures that should accompany the provisional amounts. We applied the guidance in SAB 118 to account for the financial accounting impacts of the TCJA and have provided the applicable supplemental disclosures in “Note 17. Income Taxes.”
As of December 31, 2017, we recorded the provisional impact from the TCJA in accordance with SAB 118. We finalized our adjustments related to the impact of the TCJA during the year ended December 31, 2018.
r) Net Income/(Loss) Per Share
We compute net income/(loss) per share in accordance with ASC 260 - Earnings Per Share. Basic net income/(loss) per share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding during the period. Diluted net income/(loss) per share is computed by giving effect to all potential dilutive common stock equivalents, including stock options, RSUs, PSOs and PSUs, using the treasury stock method. Potentially dilutive common stock equivalents are not included in the weighted-average shares outstanding for determining net loss per share for the year ended December 31, 2017, as the result would be anti-dilutive.
Certain stock options, which are priced higher than the market price of our shares as of December 31, 2018, 2017 and 2016 would be anti-dilutive and therefore have been excluded from the weighted average shares used in computing diluted net income per share. These options could become dilutive in future periods. Similarly, certain recently granted RSUs are also excluded using the treasury stock method as their impact would be anti-dilutive. The dilutive effect of weighted average shares outstanding excludes approximately 0.5 million and 0.4 million shares for the years ended December 31, 2018 and December 31, 2016, respectively, as their effect would have been anti-dilutive on our net income per share.
s) Segment Information
ASC 280 - Segment Reporting, establishes standards for reporting information regarding operating segments in annual financial statements. Operating segments are identified as components of an enterprise which are engaged in business activities to generate revenue and incur expenses, for which separate discrete financial information is available and regularly reviewed by the chief operating decision maker, or decision-making group, for evaluation on how to allocate resources and assess performance.
We report our business under two segments: Healthcare and Research. The Healthcare segment is focused on remote cardiac monitoring to identify arrhythmias or heart rhythm disorders. We offer cardiologists, electrophysiologists, neurologists and primary care physicians a full spectrum of solutions, which provides them with a single source of remote cardiac monitoring services. The Research segment is engaged in centralized core laboratory services providing cardiac monitoring, imaging services, scientific consulting and data management services for drug and medical device trials. During the first quarter of 2018, as part of the LifeWatch integration, our forward-looking integration and rebranding plans, as well as re-evaluating the significance and materiality of our segments, we aggregated the Technology operating segment into the Corporate and Other category. Included in the Corporate and Other category is the manufacturing, testing and marketing of cardiac and blood glucose monitoring devices to medical

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

companies, clinics and hospitals and corporate overhead and other items not allocated to any of our reportable segments.
t) Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. The amendments in ASU 2018-07 are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. We early-adopted this standard on July 1, 2018, effective January 1, 2018, and this standard did not have a material impact on our financial position, results of operations or disclosures.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which has been updated through several revisions and clarifications since its original issuance (collectively, the “Revenue Updates”). The Revenue Updates require revenue recognized to represent the transfer of promised goods or services to customers at an amount that reflects the consideration that a company expects

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

to receive in exchange for those goods or services. The Revenue Updates also require new, expanded disclosures regarding revenue recognition. We adopted the Revenue Updates effective January 1, 2018. See “Note 3. Revenue Recognition.”
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
In February 2016, the FASB issued ASU 2016-02, Leases. This standard, along with several subsequent updates (which collectively will be known as Accounting Standards Codification 842 - Leases (“ASC 842”), is an update and amendment to ASC 840, Leases (“ASC 840”), and requires lessees to recognize most leases on their balance sheet, makes selected changes to lessor accounting and requires disclosure of additional key information about leases. The standard is effective for annual and interim reporting periods beginning after December 15, 2018. A modified retrospective transition approach is required, with certain practical expedients available.
The following are other key disclosures, as well as determinations made and actions taken by us, related to the adoption of ASC 842:

•	Elected the optional modified retrospective transition method as of January 1, 2019; therefore prior period amounts will not be restated;

•	Established and implemented key implementation controls to ensure we meet the new reporting and disclosure requirements;

•	Elected the following transition practical expedients:

•	to not reassess lease identification, lease classification and initial indirect costs related to those leases entered into prior to the adoption of ASC 842;

•	to not separate lease and non-lease components when the requisite criteria is met to be treated as such;

•	Made policy elections as of January 1, 2019:

•	to not apply the recognition and measurement requirements to leases with an initial term of one year or less;

•	to apply the portfolio approach for the development of the discount rate related to leases with similar characteristics;

•	to keep leases with an immaterial right-of-use asset at inception, off the balance sheet and recognize this expense on a straight-line basis in our consolidated statements of operations;

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

•	Determined the completeness of our lease populations (both lessee and lessor) as of January 1, 2019;

•
Expect that the adoption of ASC 842 will materially change our balance sheet by increasing the lease right-of-use assets and lease liabilities to be presented on the balance sheet due primarily to our real estate operating leases;

•	Do not expect ASC 842 to:

•
materially impact our liquidity or ability to enter or exit leases. ASC 842 does not change the cash payment stream related to our leases but will affect the presentation on our consolidated statement of cash flows with added disclosure of the non-cash impact for the change in assets and liabilities related to right-of-use assets and obligations;

•	have a material impact on our debt covenants;

•
Continue to evaluate new agreements executed after December 31, 2018, including identifying all contracts that are, or contain, leases and to accumulate all the necessary information required to properly account for those leases under ASC 842.

We expect to complete our assessment of the full financial impact of ASC 842 during the first quarter of 2019, and will include all required presentation and disclosures under ASC 842 in our Form 10-Q for the three months ending March 31, 2019.

3. Revenue Recognition
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
Disaggregation of Revenue
We disaggregate revenue from contracts with customers by payor type and major service line. We determined that disaggregating revenue into these categories achieves the disclosure objective of illustrating the differences in the nature, amount, timing and uncertainty of our revenue streams. Disaggregated revenue by payor type and major service line for the year ended December 31, 2018 was as follows:

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2018
(in thousands)	Healthcare	Research	Other	Total Consolidated
Payor/Service Line
Remote cardiac monitoring services - Medicare	$137,600	$—	$—	$137,600
Remote cardiac monitoring services - commercial payors	201,212	—	—	201,212
Clinical trial support and related services	—	50,561	—	50,561
Technology devices, consumable and related services	—	—	10,099	10,099
Total	$338,812	$50,561	$10,099	$399,472
Remote Cardiac Monitoring Services Revenue (Healthcare segment)
Healthcare segment revenue is generated by remote cardiac monitoring to identify cardiac arrhythmias or heart rhythm disorders. We offer cardiologists, electrophysiologists, neurologists and primary care physicians a full spectrum of solutions which provides them with a single source of cardiac monitoring services.
Performance obligations are determined based on the nature of the services provided. With our remote cardiac monitoring services, the patient receives the benefits of the service over time, resulting in revenue recognition over time based on the output method. We believe that this method provides an accurate depiction of the transfer of value over the term of the performance obligation because the level of effort in providing these services is consistent during the service period.
A summary of the payment arrangements with payors is as follows:

•
Contracted payors (including Medicare): We determine the transaction price based on negotiated prices for services provided, on a case rate basis, as provided for under the relevant Current Procedural Terminology (“CPT”) codes.

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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

based on historical cash collections utilizing the expected value method. Subsequent adjustments to the transaction price are recorded as an adjustment to Healthcare segment revenue and not as bad debt expense.
We have not made any significant changes to judgments in applying ASC 606 during the year ended December 31, 2018.
Clinical Trial Support and Related Services Revenue (Research segment)
Research segment revenue is generated by providing centralized core laboratory services, including cardiac monitoring, imaging services, scientific consulting and data management services for drug and medical device trials. These amounts are due from pharmaceutical companies and contract research organizations. We bill our customers on a fee for service basis. Under a typical contract, some customers pay us a portion of our fee for these services upon contract execution as an upfront refundable deposit. Upfront deposits are deferred and then recognized as the services are performed. If a contract is canceled prior to service being provided, the upfront deposit is refunded.
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
We have not made any significant changes to judgments in applying ASC 606 during the year ended December 31, 2018.
Other Revenue (Other category)
Our Other category revenue is primarily derived from the sale of non-invasive cardiac monitors to healthcare companies, wireless blood glucose meters and test strips to wholesale distributors of diabetes supplies and diabetic patients as well as product repairs. Performance obligations are the sale of devices, related goods and repairs provided by us. These contracts transfer control to a customer at a point in time based on the transfer of title for the underlying good or service. We provide standard warranty provisions.
We determine the transaction price based on fixed consideration in our contractual agreements with our customers and allocate the transaction price to each performance obligation based on the relative stand-alone selling price. We determine the relative stand-alone selling price utilizing our observable prices for the sale of the underlying goods.
We have not made any significant changes to judgments in applying ASC 606 during the year ended December 31, 2018.
Contract Assets and Contract Liabilities
ASC 606 requires an entity to present a revenue contract as a contract asset when the entity performs its obligations under the contract by transferring goods or services to a customer before the customer pays consideration or before payment is due. ASC 606 also requires an entity to present a revenue contract as

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer.
We currently do not have any material contract assets. We recognize contract liabilities in the form of deferred revenue in the Research segment in instances where a customer pays an upfront deposit upon contract execution for future services to be performed by us.
As of December 31, 2018, we had contract liabilities of $3.1 million primarily related to the Research segment where customers paid upfront deposits upon contract execution for future services to be performed by us. If the contract is canceled, these upfront deposits are refundable if service was not yet provided. For the year ended December 31, 2018, the amount recognized as revenue from the deferred revenue balance as of December 31, 2017 was $3.1 million. No significant changes or impairment losses occurred to contract balances during the year ended December 31, 2018.
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
Shipping and Handling Activities: For our technology devices, consumable and related service revenue, we account for shipping and handling activities we perform after a customer obtains control of the good as activities to fulfill the promise to transfer the good.

4. Acquisitions
ActiveCare
On October 2, 2018, we acquired, through our subsidiary Telcare Medical Supply, LLC, certain assets of ActiveCare, Inc. (“ActiveCare”) for $3.8 million in cash. The purchase price also includes a

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

potential earn-out payment of $2.0 million, which is contingent on the achievement of certain revenue targets. The acquired net assets primarily consisted of customer relationships. The earn-out was assigned no value as of the acquisition date as it is currently not probable of achievement. The accounting for this transaction, including the valuation of certain intangible assets, remains open as of December 31, 2018. We have preliminarily accounted for this acquisition as a business combination. Our preliminary estimates are subject to subsequent adjustment as additional information is obtained and we expect to finalize all accounting for this transaction when the valuation is complete. The transaction costs related to this acquisition and revenues and income of ActiveCare prior to our acquisition were all immaterial.
LifeWatch AG
On July 12, 2017, we acquired, through our wholly owned subsidiary Cardiac Monitoring Holding Company, LLC, approximately 97.0% of the outstanding shares of LifeWatch AG for aggregate consideration of 3,615,840 shares of BioTelemetry common stock with a fair value of $116.8 million and cash in the amount of $165.8 million. On that date, we acquired control of LifeWatch and began consolidating its financial statements.
Through December 31, 2017, we purchased 343,525 additional shares of LifeWatch for cash consideration of $4.8 million and the issuance of 19,806 shares with a fair value of $0.6 million. We acquired the remaining untendered LifeWatch shares pursuant to a squeeze-out procedure in accordance with Swiss law and takeover regulations related to the offering occurring in early January 2018, with the settlement of $2.9 million cash, which was recorded as a component of accrued liabilities in our consolidated balance sheets, and 58,786 shares with a fair market value of $2.0 million, which was recorded as a component of paid-in capital in our consolidated balance sheets, both as of December 31, 2017. As of December 31, 2017, we owned 100% of LifeWatch.
Also on July 12, 2017, in connection with the closing of the acquisition of LifeWatch, and refinancing of our existing debt, we entered into the SunTrust Credit Agreement pursuant to which we obtained loans as follows; (i) a term loan (funded on July 12, 2017) in an aggregate principal amount equal to $205.0 million, the proceeds of which were used to (a) pay our existing GE Credit Agreement of $24.9 million and acquired LifeWatch debt of $3.0 million, (b) pay a portion of the cash consideration for the acquisition of LifeWatch, and (c) pay related transaction fees and expenses of the acquisition of LifeWatch; and (ii) a $50.0 million revolving credit facility for ongoing working capital purposes, which remains undrawn. The term loan will be repaid in quarterly installments beginning January 1, 2018, with the remaining principal balance repaid on or before July 12, 2022. For more information regarding the financing of this acquisition, please refer to “Note 11. Credit Agreement.”
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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We finalized our estimates related to the LifeWatch acquisition by July 12, 2018. The measurement period adjustments recorded in 2018 were due primarily to a $5.7 million adjustment to increase accrued liabilities related to the ZTech legal matter (see “Note 19. Legal Proceedings” for details) and an $8.9 million increase to other long-term liabilities.

(in thousands, except lives)	Amount	Weighted Average Life (Years)
Fair value of assets acquired:
Cash and cash equivalents	$4,303
Healthcare accounts receivable	10,089
Inventory	1,136
Prepaid expenses and other current assets	3,798
Property and equipment	27,507
Other assets	713
Identifiable intangible assets:
Customer relationships	126,800	10
Technology	3,217	3
Total identifiable intangible assets	130,017
Total assets acquired	177,563
Fair value of liabilities assumed:
Accounts payable	10,292
Accrued liabilities	15,579
Current portion of capital lease obligations	4,664
Current portion of long-term debt	3,027
Long-term capital lease obligations	3,420
Deferred tax liabilities	14,465
Other long-term liabilities	32,364
Total liabilities assumed	83,811

Total identifiable net assets	93,752
Fair value of noncontrolling interest	(9,961)
Goodwill	198,783
Net assets acquired	$282,574
We have integrated the operations of LifeWatch into our Healthcare segment. As a result of this integration, it is impracticable to disclose the amount of revenue and income/(loss) attributable to LifeWatch.
We incurred $31.0 million of acquisition related costs related to LifeWatch for the year ended December 31, 2017. These costs were included in other charges in our consolidated statements of operations.
The following unaudited pro forma financial information has been prepared using historical financial results of BioTelemetry and LifeWatch as if the acquisition had occurred as of January 1, 2016. Certain

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Telcare, Inc.
On December 1, 2016, we, through our wholly owned subsidiary BioTelemetry Care Management, LLC, entered into the Share and Asset Purchase Agreement with Telcare (the “Telcare Agreement”) pursuant to which we acquired the stock of Telcare Medical Supply, Inc. (“Telcare”) and certain assets of Telcare Inc. The total consideration paid at closing amounted to $7.0 million in cash, with the potential for a performance-based earn out up to $5.0 million upon reaching certain revenue milestones. The fair value of the total consideration transferred in the acquisition, including the fair value of the contingent consideration, was $9.7 million at the acquisition date.
The acquisition of Telcare provides us the opportunity to apply our expertise in remote monitoring to the diabetes market and increases our presence in the digital population health management market. We accounted for the transaction as a business combination, and as such, all assets acquired and liabilities assumed were recorded at their estimated fair values. The excess of the fair value of the purchase price over the fair value of the net assets acquired has been recognized as goodwill, which represents the expected future benefits arising from the assembled workforce and other synergies attributable to cost savings opportunities. We recognized $2.2 million of goodwill as a result of the acquisition, all of which has been assigned to the Corporate and Other category. We expect $0.3 million of this goodwill will be deductible for tax purposes.
The amounts below represent our final fair value estimates, which were completed in the fourth quarter ended December 31, 2017. The total consideration and related allocation for Telcare is summarized as follows:

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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pro forma financial information is summarized as follows:

(pro forma, unaudited, in thousands, except per share amounts)	Year Ended December 31, 2016
Revenue	$212,538
Net income	50,693
Net income per common share:
Basic	$1.82
Diluted	$1.66
The Telcare Agreement includes the potential for a performance-based earn out up to $5.0 million upon reaching certain milestones. The fair value of the contingent consideration associated with the Telcare acquisition was $2.7 million as of the acquisition date and was included as a component of other long-term liabilities. For further details regarding contingent consideration, refer to “Note 6. Fair Value Measurements” below.
VirtualScopics, Inc.
On March 25, 2016, we, through our wholly owned subsidiary BioTelemetry Research Acquisition Corporation, entered into a definitive Agreement and Plan of Merger (“VirtualScopics Merger Agreement”) with VirtualScopics, Inc. (“VirtualScopics”), a leading provider of clinical trial imaging solutions. Under the terms of the VirtualScopics Merger Agreement, we purchased: (i) any and all outstanding shares of VirtualScopics’ $0.001 par value common stock for $4.05 per share; (ii) any and all outstanding shares of VirtualScopics’ $0.001 par value Series A and Series B Convertible Preferred Stock for $336.30 per share; and (iii) any and all outstanding shares of VirtualScopics’ $0.001 par value Series C-1 Convertible Preferred Stock for $920.00 per share. The all cash acquisition of VirtualScopics was completed on May 11, 2016. The total consideration paid at closing amounted to $15.0 million, net of cash acquired of $0.8 million.
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
Pro forma financial information is summarized as follows:

(pro forma, unaudited, in thousands, except per share amounts)	Year Ended December 31, 2016
Revenue	$214,271
Net income	55,413
Net income per common share:
Basic	$1.98
Diluted	$1.82
ePatch Division of DELTA Danish Electronics, Light, and Acoustics
On April 1, 2016, we, through our wholly owned subsidiary BioTelemetry Technology ApS, entered into an Asset Purchase Agreement (“APA”) with DELTA Danish Electronics, Light & Acoustics (“DELTA”), pursuant to which we acquired substantially all of the assets of the ePatch division of DELTA, inclusive of all products and indications currently under development. The total consideration paid at closing amounted to $3.0 million in cash and 244,519 shares of our common stock valued at $2.9 million. In addition, there is the potential for a performance-based earn out up to $3.0 million upon reaching certain regulatory and revenue milestones, as defined in the APA. The fair value of the total consideration transferred in the ePatch acquisition, including the fair value of the contingent consideration, was $6.5 million at the acquisition date.
The ePatch acquisition is expected to generate future cost savings for us and will provide control over proprietary components for our next generation mobile cardiac telemetry device. We accounted for the transaction as a business combination, and as such, all assets acquired and liabilities assumed were recorded at their estimated fair values. The excess of the fair value of the purchase price over the fair value of the net assets acquired has been recognized as goodwill, which represents the expected future benefits arising from the assembled workforce and other synergies attributable to cost savings opportunities. We recognized $3.2 million of goodwill as a result of the acquisition, all of which has been assigned to the Corporate and Other category, and we expect all of this goodwill to be deductible for tax purposes.
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
The APA includes the potential for a performance-based earn out up to $3.0 million upon reaching certain regulatory and revenue milestones. The fair value of the contingent consideration associated with the ePatch acquisition was $0.6 million as of the acquisition date and was included as a component of other long-term liabilities. For further details regarding contingent consideration, refer to “Note 6. Fair Value Measurements” below.

5. Inventory
Inventory consists of the following:

	December 31,
(in thousands)	2018	2017
Raw materials and supplies	$3,667	$3,128
Finished goods	3,656	2,204
Total inventory	$7,323	$5,332

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Inventory, which includes purchased parts, materials, direct labor and applied manufacturing overhead, is stated at the lower of cost or market (net realizable value or replacement cost), with cost determined by use of the first-in, first-out method.

6. Fair Value Measurements
We have determined that our long-term debt, classified as Level 2, has a fair value consistent with its carry value, exclusive of debt discount and deferred charges, of $198.5 million and $199.4 million as of December 31, 2018 and 2017, respectively.
Contingent consideration represents our contingent milestone payment obligations related to our acquisitions and is measured at fair value, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions we believe would be made by a market participant. We assess these estimates on an ongoing basis as additional data impacting the assumptions is obtained. The balances of the fair value of contingent consideration, if any, are recognized within other long-term liabilities on our consolidated balance sheets. Adjustments to contingent consideration are recorded in other charges in the consolidated statements of operations.
The following table provides a reconciliation of the beginning and ending balances of contingent payments associated with acquisitions during the years ended December 31, 2018 and December 31, 2017:

	Year Ended December 31,
(in thousands)	2018	2017
Beginning balance	$700	$3,305
Changes in fair value of contingent consideration	(700)	(2,605)
Ending balance	$—	$700
During the year ended December 31, 2018 and 2017, the fair values of the contingent consideration decreased $0.7 million and $2.6 million, respectively, as it was no longer probable that certain of the contingencies related to both the Telcare or ePatch acquisitions would be met. There was no value assigned to the contingent consideration related to the ActiveCare acquisition as the achievement of the contingency was not probable as of December 31, 2018.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Property and Equipment
Property and equipment consists of the following:

	Estimated Useful Life (Years)	December 31,
(in thousands, except years)		2018	2017
Cardiac monitoring devices, device parts and components	3 - 5	$76,088	$76,039
Computers and purchased software	3 - 5	16,800	22,357
Equipment, tools and molds	3 - 5	6,441	7,857
Furniture, fixtures and other	5 - 7	3,805	2,104
Leasehold improvements	*	5,877	5,434
Capital leases	*	6,568	7,305
Total property and equipment, at cost		115,579	121,096
Less accumulated depreciation		(67,202)	(71,902)
Total property and equipment, net		$48,377	$49,194
* shorter of useful life or term of lease
Depreciation expense associated with property and equipment, inclusive of amortization of assets recorded under capital leases, was $23.0 million, $18.3 million and $10.5 million, for the years ended December 31, 2018, 2017 and 2016, respectively.
During the year ended December 31, 2017, considering the LifeWatch integration and forward-looking integration plans, we determined that certain software were no longer going to be used and was therefore impaired, resulting in $1.1 million of impairment charges included within the Corporate and Other category as a component of the other charges line in our consolidated statements of operations. There were no fixed asset impairments for the years ended December 31, 2018 and December 31, 2016.

8. Goodwill and Intangible Assets
Goodwill was recognized at the time of our acquisitions. The following table presents the carrying amount of goodwill allocated to our reportable segments, as well as the changes to goodwill during the years ended December 31, 2018 and 2017:

	Reporting Segment		Corporate and Other
(in thousands)	Healthcare	Research		Total
Balance at December 31, 2016	$14,724	$16,643	$9,701	$41,068
Initial goodwill acquired	186,456	—	—	186,456
Measurement period adjustments	(2,907)	(350)	(1,162)	(4,419)
Balance at December 31, 2017	198,273	16,293	8,539	223,105
Initial goodwill acquired	—	—	475	475
Measurement period adjustments	15,234	—	—	15,234
Balance at December 31, 2018	$213,507	$16,293	$9,014	$238,814

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The goodwill acquired in the Healthcare segment is due to the LifeWatch acquisition; Research segment relates to the VirtualScopics acquisition; the Corporate and Other category primarily represents our Telcare and ePatch acquisitions. Refer to “Note 4. Acquisitions” above for details related to the measurement period adjustments.
At December 31, 2018, 2017 and 2016, we performed our required annual impairment test of goodwill. Based on these impairment tests, we determined that there was no goodwill impairment. The carrying amount of our goodwill as of December 31, 2018 and 2017 was $238.8 million and $223.1 million, respectively.
The gross carrying amounts and accumulated amortization of our intangible assets as of December 31, 2018 and 2017 are as follows:

	Weighted Average Life (Years)	December 31,
(in thousands, except years)		2018	2017
Gross Carrying Value
Customer relationships	10.3	$146,200	$143,174
Technology including internally developed software	5.6	18,078	15,953
Backlog	3.7	6,860	6,860
Covenants not to compete	5.5	1,040	1,040
Total intangible assets, gross		172,178	167,027
Accumulated Amortization
Customer relationships		(24,870)	(10,868)
Technology including internally developed software		(10,879)	(8,573)
Backlog		(5,827)	(5,052)
Covenants not to compete		(949)	(827)
Total accumulated amortization		(42,525)	(25,320)
Total intangible assets, net		$129,653	$141,707
During our intangible asset impairment testing for the year ended December 31, 2017, considering the LifeWatch integration and forward-looking integration plans, we determined that certain trade names and internally developed software costs were no longer going to be used and were therefore impaired, resulting in $11.0 million of intangible asset impairment charges included within the Corporate and Other category as a component of the other charges line in our consolidated statements of operations. There were no other intangible asset impairments for the year ended December 31, 2017, and no intangible asset impairments for the years ended December 31, 2018 and 2016.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The estimated amortization expense for finite-lived intangible assets for the next five years and thereafter is summarized as follows at December 31, 2018:

(in thousands)
2019	$16,678
2020	16,159
2021	15,562
2022	14,819
2023	14,518
Thereafter	51,917
Total estimated amortization	$129,653
Amortization expense for the years ended December 31, 2018, 2017 and 2016 was $17.2 million, $10.2 million and $3.7 million, respectively. The 2017 amortization expense excludes impairment charges of $3.0 million related to indefinite-lived trade names and $8.0 million related to developed technology and customer relationships. See “Note 13. Other Charges” below.

9. Equity Method Investments
On October 31, 2018, we acquired an ownership interest in ADEA Medical AB (“ADEA”), a limited liability company incorporated and registered under the laws of Sweden, for approximately $0.9 million. This investment is accounted for under the equity method. ADEA serves as a distributor of remote cardiac monitoring devices and a service provider, primarily in northern Europe. ADEA had previously purchased product and had trade receivables and a note receivable with BioTelemetry and therefore is considered a related party. Additionally, our Executive Vice President & Chief Financial Officer sits on ADEA’s board of directors. Except for our investment in ADEA, there were no material related-party transactions during the year.
We hold an ownership interest in Wellbridge Health, Inc. (“Wellbridge”). The investment is accounted for under the equity method. Our Chief Executive Officer sits on Wellbridge’s board of directors, and therefore, Wellbridge is considered a related party. Except for our periodic investment in Wellbridge through capital contributions, there were no related-party transactions.
As of December 31, 2018, our investment in ADEA and Wellbridge represented 23.8% and 32.2%, respectively, of their outstanding stock. A summary of our investments is as follows:

	Year Ended December 31,
(in thousands)	2018	2017
Beginning balance	$1,431	$1,125
Capital contributions	859	690
Loss from equity method investments	(246)	(384)
Ending balance	$2,044	$1,431

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Accrued Liabilities
Accrued liabilities consists of the following:

	December 31,
(in thousands)	2018	2017
Compensation	$13,443	$13,694
Professional fees	4,260	3,816
Operating costs	1,095	1,170
Non-income taxes	906	588
Interest	702	306
Facility costs	106	802
Severance	55	1,605
Squeeze-out of untendered LifeWatch shares	—	2,885
Other	1,042	1,189
Total	$21,609	$26,055

11. Credit Agreement
2017 SunTrust Credit Agreement
Concurrent with the acquisition of LifeWatch discussed in “Note 4. Acquisitions” above, we entered into a credit agreement with SunTrust Bank, as a lender and an agent for the lenders (the “Lenders”) (together, the “SunTrust Credit Agreement”). Pursuant to the credit agreement, the Lenders agreed to make loans to us as follows; (i) a term loan in an aggregate principal amount equal to $205.0 million; and (ii) a $50.0 million revolving credit facility for ongoing working capital purposes. The proceeds of the loans were used to pay our existing GE Credit Agreement of $24.9 million and acquired LifeWatch debt of $3.0 million, pay a portion of the consideration for the acquisition of LifeWatch and pay related transaction fees and expenses of the acquisition of LifeWatch.
The loans bear interest at an annual rate, at our election, of (i) with respect to LIBOR rate loans, LIBOR plus the applicable margin and (ii) with respect to base rate loans, the Base Rate (the “prime rate” as published in the Wall Street Journal plus the applicable margin). The applicable margin for both LIBOR and Base Rate loans is determined by reference to our Consolidated Total Net Leverage Ratio, as defined in the credit agreement. As of December 31, 2018, the applicable margin is 1.75% for LIBOR loans and 0.75% for base rate loans.
The outstanding principal of the loan will be paid as follows:

•	Beginning January 1, 2018, the principal amount of the term loan will be repaid, on a quarterly basis, in installments of approximately $0.5 million, plus accrued interest;

•	Beginning January 1, 2019, the principal amount of the term loan will be repaid, on a quarterly basis, in installments of approximately $1.3 million, plus accrued interest;

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

•	Beginning January 1, 2020, the principal amount of the term loan will be repaid, on a quarterly basis, in installments of approximately $3.8 million, plus accrued interest;

•	Beginning January 1, 2021, the principal amount of the term loan will be repaid, on a quarterly basis, in installments of approximately $5.1 million, plus accrued interest;

•	The remaining principal balance will be repaid on or before July 12, 2022 (or such earlier date upon an acceleration of the loans by Lenders upon an event of default or by our termination).
The loans are secured by substantially all of our assets and by a pledge of our capital stock as well as a pledge of 65% of the capital stock of its first tier material foreign subsidiaries, including 65% of the capital stock we own of LifeWatch.
The carrying amount of the term loan was $198.5 million as of December 31, 2018, which is the principal amount outstanding, net of $4.4 million of unamortized deferred financing costs to be amortized over the remaining term of the credit facility. The revolving credit facility is subject to an unused commitment fee, which is determined by reference to the our Consolidated Total Net Leverage Ratio, as defined in the credit agreement. Our unused commitment fee as of December 31, 2018 was 0.25% and the revolving credit facility remains undrawn as of that date.
2014 GE Credit Agreement
On December 30, 2014, we entered into a Credit Agreement with Healthcare Financial Solutions, LLC, (“HFS”), previously The General Electric Capital Corporation (“GE Capital”), as agent for the lenders, and as a lender and swingline lender (the “GE Credit Agreement”). Pursuant to the GE Credit Agreement, the Lenders agreed to make loans to us as follows: (i) Term Loans in an amount of $25.0 million as of the closing date with an uncommitted ability to increase such Term Loans up to an amount not to exceed $10.0 million and (ii) Revolving Loans up to $15.0 million.
Covenants
The SunTrust Credit Agreement contains affirmative and financial covenants regarding the operations of our business and certain negative covenants that, among other things, limit our ability to incur additional indebtedness, grant certain liens, make certain investments, merge or consolidate, make certain restricted payments and engage in certain asset dispositions, including a sale of all, or substantially all, of our property. As of December 31, 2018, we were in compliance with our covenants.
Debt Extinguishment
In connection with the SunTrust Credit Agreement in 2017, we paid the $24.9 million outstanding indebtedness under the Credit Agreement between BioTelemetry and HFS, previously GE Capital, as agent for the lenders, and as a lender, and we terminated the General Electric Credit Agreement. We wrote‑off the unamortized deferred financing fees related to the existing debt of $0.5 million, which is included in loss on extinguishment of debt in our consolidated statements of operations for the year ended December 31, 2017.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Leases
We lease our principal administrative and service facilities as well as office equipment, certain monitoring devices and information technology equipment under arrangements classified as leases under ASC 840 - Leases. We have non-cancelable operating leases expiring at various dates through 2028. Certain leases are renewable at the end of the lease term. We have also entered into and acquired capital leases with various expiration dates through 2022, which were used primarily to finance office equipment, certain monitoring devices and other information technology equipment. Payments made under operating leases are charged to operations on a straight-line basis over the period of the lease. Differences between straight-line expense and cash payments are recorded as deferred rent. Rent expense was $6.3 million, $5.8 million and $4.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
See “Note 2. Summary of Significant Accounting Policies; t) Recent Accounting Pronouncements; Accounting Pronouncements Not Yet Adopted” for further discussion regarding the transition from ASC 840 to ASC 842 effective January 1, 2019.
Future undiscounted minimum lease payments under non-cancelable operating and capital leases are summarized as follows at December 31, 2018:

(in thousands)	Operating Leases	Capital Leases
2019	$5,047	$1,652
2020	4,551	117
2021	3,277	—
2022	2,492	—
2023	2,284	—
Thereafter	5,807	—
Total minimum lease payments	$23,458	$1,769

13. Other Charges
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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
(in thousands)	2018	2017	2016
Asset impairment charges	$—	$12,045	$—
Legal fees	4,792	8,689	7,177
Severance and employee related costs	4,484	4,747	645
Professional fees	2,691	5,614	719
Write-off of note receivable	1,793	—	—
Change in fair value of contingent consideration	(700)	(2,605)	—
Other costs	1,599	2,946	98
Total	$14,659	$31,436	$8,639

14. Equity
Common Stock
As of December 31, 2018 and 2017, we were authorized to issue 200,000,000 shares of common stock. As of December 31, 2018 and 2017, we had 33,406,364 and 32,460,668 shares issued and outstanding, respectively. During the three months ended March 31, 2018, in accordance with the squeeze-out procedures under Swiss Law, we issued 58,786 shares to the remaining stockholders of LifeWatch. See “Note 4. Acquisitions” for further details related to the LifeWatch acquisition.
Preferred Stock
As of December 31, 2018, we were authorized to issue 10,000,000 shares of preferred stock. As of December 31, 2018, we maintained an unregistered blank check preferred stock class, and no shares were authorized. As of December 31, 2018 and 2017, there were no shares of preferred stock issued or outstanding.
Noncontrolling Interest
During 2018, after a formal restructuring of shareholdings approved by the board of directors of LifeWatch Turkey, we became the sole shareholder of LifeWatch Turkey. No cash or other consideration was exchanged to effect this transaction. As a result, we no longer reflect a noncontrolling interest in our consolidated balance sheet; however, we continue to reflect the net loss attributable to the noncontrolling interest on our consolidated statement of operations for the period of time where we did not own the entire entity.

15. Stock-Based Compensation
We have three stock plans: our 2017 Omnibus Incentive Plan (“OIP”), our 2008 Equity Incentive Plan (the “2008 Plan”) and our 2003 Equity Incentive Plan (the “2003 Plan”) (collectively, the “Plans”). The OIP is the only remaining stock plan actively granting new stock options or units.  The purpose of these stock plans was, and the OIP is, to grant incentive stock options to employees and non-qualified stock options, RSUs, PSOs, PSUs and other stock-based incentive awards to officers, directors, employees and consultants. The Plans are administered by our Board of Directors (the “Board”) or its delegates. The

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

number, type, exercise price, and vesting terms of awards are determined by the Board or its delegates in accordance with the terms of the Plans. The stock options granted expire on a date specified by the Board but generally not more than ten years from the grant date. Stock option grants to employees generally vest over four years while RSUs generally vest after three years.
2017 Omnibus Incentive Plan
In May 2017, our stockholders approved the OIP, which replaced the 2008 Plan, with 3,000,000 shares reserved for issuance. Stock options, RSUs, PSUs and PSOs are granted under the OIP. There were 2,274,086 shares available for grant under the OIP as of December 31, 2018.
2008 Equity Incentive Plan
Our 2008 Plan became effective on March 18, 2008 and replaced our 2003 Plan. Under the terms of the 2008 Plan, all available shares in the 2003 Plan share reserve automatically rolled into the 2008 Plan. Any cancellations or forfeitures of granted stock options under the 2003 Plan also automatically rolled into the 2008 Plan. There are no shares available to grant under the 2008 Plan subsequent to the approval of the OIP.
Stock option and PSO activity is summarized for the years ended December 31, 2018, 2017 and 2016 as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2015	3,420,519	$6.69
Granted	519,770	13.44
Forfeited	(49,709)	9.97
Exercised	(322,146)	4.56
Outstanding as of December 31, 2016	3,568,434	$7.82
Granted	543,881	31.12
Forfeited	(154,510)	16.22
Exercised	(383,366)	9.91
Outstanding as of December 31, 2017	3,574,439	$10.78
Granted	387,306	43.82
Forfeited	(114,769)	30.64
Exercised	(1,185,694)	8.08
Outstanding as of December 31, 2018	2,661,282	$15.94	6.0	$117,609
Exercisable as of December 31, 2018	1,844,079	$7.90	4.8	$95,564
Expected to vest as of December 31, 2018	741,795	$34.08	8.7	$20,010

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Performance Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2015	200,000	$19.89
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding as of December 31, 2016	200,000	$19.89
Granted	—	—
Forfeited	—	—
Exercised	(50,000)	18.33
Outstanding as of December 31, 2017	150,000	$20.41
Granted	—	—
Forfeited	—	—
Exercised	(15,000)	18.33
Outstanding as of December 31, 2018	135,000	$20.64	8.0	$5,276
Exercisable as of December 31, 2018	135,000	$20.64	8.0	$5,276
The PSOs met their performance criteria, vested, and were priced as follows:

Performance Achievement Date	Number of Shares	Weighted Average Exercise Price
October 4, 2016	100,000	$18.33
January 13, 2017	100,000	$21.45
A summary of total outstanding stock options and PSOs as of December 31, 2018 is as follows:

	Options & PSOs Outstanding			Options & PSOs Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price
$2.22 - $10.00	1,435,668	4.4	$5.12	1,370,006	4.3	$4.91
$10.01 - $20.00	430,944	6.4	13.03	359,694	6.2	12.17
$20.01 - $35.00	647,670	8.3	28.02	216,379	7.2	23.21
$35.01 - $50.00	175,500	8.8	37.81	33,000	8.6	37.15
$50.01 - $73.62	106,500	9.9	70.00	—	0.0	—
$2.22 - $73.62	2,796,282	6.1	$16.17	1,979,079	5.0	$8.77

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below summarizes certain additional information with respect to our options:

	Year Ended December 31,
(in thousands, except per share amounts)	2018	2017	2016
Aggregate intrinsic value of options exercised during the year	$49,188	$7,562	$3,546
Cash received from the exercise of stock options	9,855	4,714	1,470
Weighted average grant date fair value per option	$25.96	$18.05	$9.47
The total compensation cost of options granted but not yet vested at December 31, 2018 was $14.5 million, which is expected to be recognized over a weighted average period of approximately three years.
The fair value of stock options was estimated at the date of grant using the following weighted average assumptions:

	Year Ended December 31,
	2018	2017	2016
Expected volatility	55.2%	59.2%	64.4%
Expected term (in years)	7.4	7.3	8.0
Risk-free interest rate	2.78%	2.08%	1.61%
Expected dividends	0.0%	0.0%	0.0%
RSU and PSU activity is summarized for the years ended December 31, 2018, 2017 and 2016 as follows:

	Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Units outstanding as of December 31, 2015	690,936	$6.85	265,990	$8.68
Granted	225,198	11.06	—	—
Forfeited	(11,905)	9.50	—	—
Vested	(311,880)	4.08	(132,998)	8.68
Units outstanding as of December 31, 2016	592,349	$9.86	132,992	$8.68
Granted	117,614	25.98	—	—
Forfeited	(48,974)	13.57	(132,992)	8.68
Vested	(193,860)	9.31	—	—
Units outstanding as of December 31, 2017	467,129	$13.76	—	$—
Granted	128,860	35.14	88,345	37.79
Forfeited	(12,466)	22.88	(1,236)	37.79
Vested	(224,840)	12.02	—	—
Units outstanding as of December 31, 2018	358,683	$22.22	87,109	$37.79

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During 2018, we granted awards to certain participants in the form of PSUs. These PSUs will vest at the end of a three-year performance period only if specific financial performance metrics are met, and the vested shares will then be modified based on relative total shareholder return. The 88,345 PSUs were granted at “target” levels; however, for share pool purposes, we have reserved an additional 87,109 shares if the combined financial performance and market conditions achieve maximum levels. The probability of achieving any of the performance criteria was first attained during the fourth quarter of 2018, however, the market conditions are not yet final. Compensation expense related to these PSUs was recognized in accordance with ASC 718 for both employees and non-employees, as amended by the early adoption of ASU 2018-07 (see “Note 2. Summary of Significant Accounting Policies; t) Recent Accounting Pronouncements; Accounting Pronouncements Recently Adopted” for further detail regarding ASU 2018-07).
In addition, a summary of total outstanding RSUs as of December 31, 2018 is as follows:

Range of Grant Date Fair Value	RSUs Outstanding
$9.57 - $12.00	134,278
$12.01 - $31.50	112,281
$31.51 - $73.62	112,124
$9.57- $73.62	358,683
Additional information about our RSUs and PSUs is summarized as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Aggregate market value of RSUs vested during the year	$7,940	$4,768	$3,826
Aggregate market value of PSUs vested during the year	—	—	2,093
The total compensation cost of RSUs and PSUs granted but not yet vested at December 31, 2018 was $6.9 million, which is expected to be recognized over a weighted average period of approximately two years. Additionally, there were 576,546 RSUs vested but not released at December 31, 2018.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Employee Stock Purchase Plan
In July 2008, we made available an Employee Stock Purchase Plan (“2008 ESPP”) in which substantially all of our full-time employees became eligible to participate effective March 18, 2008. Under the 2008 ESPP, employees may contribute through payroll deductions up to $21,500 in a calendar year towards the purchase of our common stock. The purchase price per share is equal to the lower of 85% of the fair market price on the first day of the offering period, or 85% of the fair market price on the day of purchase. Proceeds received from the issuance of shares are credited to stockholders’ equity in the period that the shares are issued. In May 2017, the stockholders approved the BioTelemetry, Inc. 2017 Employee Stock Purchase Plan (“2017 ESPP”), with 500,000 shares reserved for issuance under the 2017 ESPP, which replaced the 2008 ESPP. The contribution limits, price discount and the offering periods remain the same under the 2017 ESPP. In 2018, an aggregate of 121,655 shares were purchased in accordance with the 2017 ESPP. Net proceeds from the issuance of shares of common stock under the 2017 ESPP for the year ended December 31, 2018 were $2.3 million. At December 31, 2018, 331,096 shares remain available for purchase under the 2017 ESPP.
Our aggregate stock-based compensation expense is summarized as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Stock options	$4,550	$3,183	$2,030
Performance stock options	—	1,534	1,297
Restricted stock units	3,052	2,273	2,211
Performance stock units	589	—	444
Employee stock purchase plan	1,070	690	520
Total stock-based compensation expense	$9,261	$7,680	$6,502
For the years ended December 31, 2018, 2017 and 2016, we recognized $11.6 million, $1.5 million and $1.7 million of tax benefit from stock options exercised during the period as a component of our (provision for)/benefit from income taxes.

16. Employee Benefit Plan
We sponsor a 401(k) Retirement Savings Plan (the “401k Plan”) for all eligible employees who meet certain requirements. Participants may contribute, on a pre-tax basis, up to the maximum allowable amount pursuant to Section 401(k) of the Internal Revenue Code (“IRC”). The plan also includes a Roth feature, allowing after-tax contributions, up to the maximum allowable amount pursuant to Section 401(k) of the IRC. In January 2014, we adopted an amendment to the 401k Plan that allowed for an employer matching contribution of 100% of the first 3% of the employees’ salary, and 50% of the next 2% of the employees’ salary. For the years ended December 31, 2018, 2017 and 2016, we contributed $3.5 million, $2.6 million and $2.1 million, respectively. Employer contributions vest immediately.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Income Taxes
The components of our (provision for)/benefit from income taxes are summarized as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Current:
Federal	$—	$(273)	$(321)
State	(27)	(424)	(153)
Foreign	(1,897)	—	—
Total provision for income taxes	(1,924)	(697)	(474)
Deferred:
Federal	875	(4,353)	32,484
State	690	151	5,657
Foreign	729	(1,848)	—
Total deferred (provision for)/benefit from income taxes	2,294	(6,050)	38,141
Total (provision for)/benefit from income taxes	$370	$(6,747)	$37,667
Reconciliations between expected income taxes computed at the federal statutory rate for each of the years ended December 31, 2018, 2017 and 2016, and the (provision for)/benefit from income taxes is as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Income tax (provision)/benefit at statutory rate	$(8,716)	$3,638	$(5,520)
Permanent difference	9,127	392	—
(Increase)/decrease in valuation allowance	714	(976)	51,630
State income tax, net of federal benefit	606	(177)	(259)
Deferred tax asset adjustments	208	(485)	(4,336)
Unrecognized tax benefit	(1,547)	—	(3,559)
Foreign rate differential	(36)	(1,107)	—
Tax Reform impact	—	(8,048)	—
Other	14	16	(289)
(Provision for)/benefit from income taxes	$370	$(6,747)	$37,667
For the years ended December 31, 2018, 2017 and 2016, we recognized $11.6 million, $1.5 million and $1.7 million of tax benefit from stock options exercised during the period as a component of our (provision for)/benefit from income taxes.
At December 31, 2018, we had federal net operating loss carryforwards of approximately $149.1 million to offset future federal taxable income expiring in various years starting in 2023 through 2037 with the exception of the current year net operating loss carryforward of $1.0 million which is not subject to expiration. At December 31, 2018, we had state net operating loss carryforwards of $80.2 million, which expire in various years starting in 2019 through 2038. We also had $129.4 million of foreign net operating

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

loss carryforwards, and we have recorded a valuation allowance against a portion of the foreign net operating losses, which expire in various years starting in 2019 through 2024.
The timing and manner in which we can utilize our net operating loss carryforwards and future income tax deductions in any year may be limited. Section 382 of the IRC (“Section 382”)imposes limitations on a corporation’s ability to utilize net operating losses if it experiences an “ownership change.” Section 383 imposes similar limitations on other tax attributes such as research and development credits. Currently, a portion of our loss carryforwards is limited under Section 382 and therefore, is not included in the total net operating losses disclosed above.
The U.S. Internal Revenue Service concluded its examination of our U.S. federal tax returns for all years through 2011. Because of net operating losses, our U.S. federal tax returns for those years will remain subject to examination until the statute of limitations passes for the tax returns which utilized those losses. Additionally, state tax return statutes generally remain open due to operating losses.
Deferred taxes result from temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2018, our gross deferred income tax assets of $56.0 million were primarily the result of federal and state net operating losses and credit carryforwards, stock-based compensation, non-deductible accruals, including an interest expense limitation, and allowance for doubtful accounts. A valuation allowance of $3.0 million and $6.0 million was recorded against our deferred income tax asset balance as of December 31, 2018 and 2017, respectively.
As of each reporting date, our management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred income tax assets.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The significant components of our deferred taxes are as follows:

	December 31,
(in thousands)	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$33,803	$38,245
Allowance for doubtful accounts	6,526	5,324
Non-deductible accruals	4,980	4,471
Stock based compensation expense	3,337	4,300
Transaction costs	2,186	2,361
Research and development and AMT credit carryforwards	1,092	1,198
Deferred revenue and deferred rent	1,019	937
Capital loss carryforwards	2,114	—
Property and equipment	—	690
Other, net	917	158
Total deferred tax assets	55,974	57,684
Less valuation allowance	(3,021)	(6,032)
Net deferred tax assets	52,953	51,652
Deferred tax liabilities:
Intangible assets	(29,663)	(33,854)
Property and equipment	(3,173)	—
Prepaid insurance	(142)	(117)
Total deferred tax liabilities	(32,978)	(33,971)
Net deferred tax asset	$19,975	$17,681
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the TCJA. The TCJA makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax, a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.
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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA.
In 2018, we completed our analysis of the provisional items of the TCJA under SAB 118, resulting in immaterial adjustments, primarily related to cumulative temporary differences.
The following summarizes the changes in our unrecognized tax benefit:

	Year Ended December 31,
(in thousands)	2018	2017
Unrecognized tax benefit at the beginning of the year	$39,710	$3,899
Additions to unrecognized tax benefit related to current year	—	35,811
Additions to unrecognized tax benefit related to prior years	13,122	—
Unrecognized tax benefit at the end of the year	$52,832	$39,710
The balance of unrecognized tax benefits, if recognized, would affect the effective tax rate. As of December 31, 2018 and 2017, we have recorded a net reserve of $31.3 million and $22.0 million, respectively, for unrecognized tax benefits as a component of other long-term liabilities within our consolidated balance sheets. The unrecognized tax benefit, or a portion of an unrecognized tax benefit, is presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.
We recognize interest and penalties related to unrecognized tax benefits on the (provision for)/benefit from income taxes line in the accompanying consolidated statements of operations. As of December 31, 2018, our accrued interest associated with our liability for unrecognized tax benefits was $1.6 million. As of December 31, 2017, we had not recorded any interest associated with our liability for uncertain tax positions. In addition, we have not recorded any penalties on our uncertain tax positions for each of the years ended December 31, 2018 and 2017.
It is reasonably possible that a portion of these unrecognized tax benefits could be resolved within the next twelve months that may result in a decrease in our effective tax rate.

18. Segment Information
We operate under two reportable segments: Healthcare and Research. The Healthcare segment is focused on the diagnosis and monitoring of cardiac arrhythmias or heart rhythm disorders. We offer cardiologists, electrophysiologists, neurologists and primary care physicians a full spectrum of solutions, which provides them with a single source of cardiac monitoring services. These services range from the differentiated MCT service, to event, traditional Holter, extended-wear Holter, Pacemaker and INR monitoring. The Research segment is engaged in central core laboratory services providing cardiac monitoring, imaging services, scientific consulting and data management services for drug and medical device trials. During the first quarter of 2018, as part of the LifeWatch integration, our forward-looking integration and rebranding plans, as well as re-evaluating the significance and materiality of our segments, we aggregated the Technology operating segment into the Corporate and Other category. Included in the Corporate and Other category is the revenue received from the sale of non-invasive cardiac monitors to healthcare companies, wireless blood glucose meters and test strips to wholesale distributors of diabetes

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

supplies and diabetic patients as well as product repairs, corporate overhead and other items not allocated to any of our reportable segments.
Expenses that can be specifically identified with a segment have been included as deductions in determining pre-tax segment income. Any remaining expenses including integration, restructuring and other charges, as well as the elimination of costs associated with intercompany revenue are included in the Corporate and Other category. Also included in the Corporate and Other category is our net interest expense, other financing expenses, and income taxes. We do not allocate assets to the individual segments.

	Year ended December 31, 2018
	Reporting Segment		Corporate and Other	Consolidated
(in thousands)	Healthcare	Research
Revenue	$338,812	$50,561	$10,099	$399,472
Gross profit	220,883	21,603	8,000	250,486
Income/(loss) before income taxes	98,135	6,228	(62,859)	41,504
Depreciation and amortization	33,119	3,723	3,326	40,168
Capital expenditures	20,258	3,272	1,107	24,637

	Year ended December 31, 2017
	Reporting Segment		Corporate and Other	Consolidated
(reclassified, in thousands)	Healthcare	Research
Revenue	$234,385	$38,790	$13,601	$286,776
Gross profit	153,029	15,909	3,432	172,370
Income/(loss) before income taxes	52,054	1,214	(63,664)	(10,396)
Depreciation and amortization	29,255	4,148	(4,842)	28,561
Capital expenditures	12,542	1,274	(119)	13,697

	Year ended December 31, 2016
	Reporting Segment		Corporate and Other	Consolidated
(reclassified, in thousands)	Healthcare	Research
Revenue	$165,664	$32,565	$10,103	$208,332
Gross profit	112,105	14,170	3,175	129,450
Income/(loss) before income taxes	53,025	2,229	(39,484)	15,770
Depreciation and amortization	10,216	3,837	216	14,269
Capital expenditures	8,885	1,941	73	10,899

19. Legal Proceedings
The final outcome of any current or future litigation or governmental or internal investigations cannot be accurately predicted, nor can we predict any resulting penalties, fines or other sanctions that may be imposed at the discretion of federal or state regulatory authorities. We record accruals for such

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the loss can be estimated.
Mednet Settlement
In the third quarter of 2017, a settlement was reached with the selling stockholder of Mednet Healthcare Technologies, Inc., Heartcare Corporation of America, Inc., Universal Medical, Inc., and Universal Medical Laboratory, Inc. (collectively, “Mednet”), whereby 79,333 shares of BioTelemetry common stock with a fair value of $2.8 million were returned to us. These shares were part of the consideration paid in the acquisition of Mednet and had been subject to certain terms and conditions set forth in the Stock Purchase Agreement (the “Mednet Agreement”). In accordance with the terms of the Mednet Agreement, we sought indemnification for alleged breaches of certain representations and warranties. Accordingly, in 2016 we recorded a $1.4 million indemnification asset. However, as a result of the settlement’s fair value exceeding the indemnification asset recorded, a gain of $1.3 million was recorded as a component of other non-operating expense, net in the consolidated statements of operations for the year ended December 31, 2017.
United States Department of Health and Human Services’ Office for Civil Rights Settlement
In 2011, we experienced the theft of two unencrypted laptop computers and, as a result, were required to provide notices under the Health Insurance Portability and Accountability Act Breach Notification Rule to the United States Department of Health and Human Services’ Office for Civil Rights (“OCR”). During the first quarter of 2017, the OCR concluded its investigation into the matter and reached a settlement agreement with us. Per the agreement, we paid the OCR $2.5 million and agreed to submit a two-year corrective action plan. We did not admit any liability or wrongdoing. As a result of the settlement, we recorded a non-operating charge of $2.5 million to other non-operating expense, net in the consolidated statements of operations for the year ended December 31, 2017.
ZTech, Inc., Biorita LLC, and the Cleveland Clinic Foundation Arbitration
In January 2017, ZTech, Inc., Biorita LLC, and the Cleveland Clinic Foundation (collectively, the “Claimants”) filed an arbitration demand against LifeWatch with the American Arbitration Association. Claimants alleged that LifeWatch violated the 2015 Stock Purchase Agreement for the purchase of FlexLife Health, Inc., a remote INR monitoring business. The demand alleged LifeWatch did not make commercially reasonable efforts to achieve certain conditions precedent and did not have a reasonable basis for terminating the business line. Claimants sought liquidated damages and attorneys’ fees. On May 9, 2018, the arbitration panel issued an award including accrued interest against LifeWatch in the amount of $6.0 million. The award liability, plus the accrued interest through July 12, 2017, was recorded as a measurement period adjustment related to our LifeWatch acquisition due to new facts learned that existed as of the acquisition date (see “Note 4. Acquisitions”). The interest accrued since the acquisition date of LifeWatch was recorded as a component of other non-operating expense within our consolidated statements of operations. The total amount of the award and accrued interest was paid in May 2018.
ScottCare Litigation
In May 2012, CardioNet, Inc. and Braemar Manufacturing, LLC filed suit against The ScottCare Corporation and Ambucor Health Solutions, Inc. (collectively, “ScottCare”) in the U.S. District Court for the Eastern District of Pennsylvania for patent infringement. We are seeking an injunction against each defendant, as well as monetary damages. ScottCare has asserted counterclaims alleging the patents in the

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

suit are invalid and not infringed. Summary judgment motions are pending with the district court. We are vigorously pursuing our claims and defending against the counterclaims. The probable outcome of this matter cannot be determined, nor can we estimate a range of potential loss. Therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, we have not recorded an accrual related to this matter.
InfoBionic Litigation
CardioNet, LLC and Braemar Manufacturing, LLC filed a patent infringement lawsuit against InfoBionic, Inc. (“InfoBionic”) in May 2015 in the U.S. District Court for the District of Massachusetts and filed the most recent amended complaint in March 2017. We also initiated an arbitration proceeding against InfoBionic with the American Arbitration Association in July 2017 asserting claims of misappropriation of trade secrets, unfair competition and unjust enrichment as a result of our discovery that InfoBionic is in unauthorized possession of our confidential and proprietary materials, including source code. We are seeking monetary and injunctive relief. A final hearing is scheduled for May 2019.

20. Quarterly Financial Data (Unaudited)
The following tables summarize the unaudited quarterly financial data for the last two fiscal years.

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Total revenue	$94,496	$101,360	$100,013	$103,603
Gross profit	58,048	65,755	62,737	63,946
Net income	5,036	10,444	16,001	10,393
Net income attributable to BioTelemetry, Inc.	5,982	10,444	16,001	10,393
Basic net income per share attributable to BioTelemetry, Inc.	$0.18	$0.32	$0.48	$0.31
Diluted net income per share attributable to BioTelemetry, Inc.	$0.17	$0.29	$0.45	$0.29

2017
Total revenue	$55,881	$58,129	$81,023	$91,743
Gross profit	32,909	35,967	49,069	54,425
Net income/(loss)	196	1,726	(2,564)	(16,501)
Net income/(loss) attributable to BioTelemetry, Inc.	196	1,726	(2,285)	(15,593)
Basic net income/(loss) per share attributable to BioTelemetry, Inc.	$0.01	$0.06	$(0.07)	$(0.48)
Diluted net income/(loss) per share attributable to BioTelemetry, Inc.	$0.01	$0.05	$(0.07)	$(0.48)

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. Subsequent Event
On January 25, 2019, we entered into an Agreement and Plan of Merger (the “Geneva Agreement”) with Geneva Healthcare, Inc. (“Geneva”), a Delaware corporation and early stage company that provides remote monitoring for implantable cardiac devices utilizing a proprietary cloud-based platform, whereby Geneva will become a wholly owned subsidiary of BioTelemetry.
Pursuant to the terms of the Geneva Agreement, the holders of Geneva’s common and preferred stock and options exercisable for Geneva’s common stock outstanding (combined, the “Securityholders”) at closing will receive cash in the aggregate of $45.0 million, subject to certain closing and post-closing adjustments related to, among other things, Geneva’s net working capital, cash and certain transaction expenses as of the closing date. In addition, pursuant to the terms of Geneva Agreement, on the third anniversary of the closing date, the Securityholders are eligible to receive a revenue-based earn-out of at least $20.0 million, payable either in cash or a combination of cash and stock, with no maximum earn-out amount. The consideration for this transaction is expected to be funded with (1) cash on hand, (2) borrowings under BioTelemetry’s current revolving credit facility, (3) through the issuance of BioTelemetry Common Stock, or (4) some combination thereof.
The closing of the transactions contemplated by the Geneva Agreement is expected to be completed later in the first quarter of 2019. We plan to assign Geneva to our Healthcare segment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Prior to the filing of this Annual Report on Form 10-K, an evaluation was performed under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of December 31, 2018, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 240.15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on management’s assessment and those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
The Stockholders and the Board of Directors of BioTelemetry, Inc.

Opinion on Internal Control over Financial Reporting

We have audited BioTelemetry, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, BioTelemetry, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedule listed in the Index at Item 15(a) of the Company and our report dated February 21, 2019 expressed an unqualified opinion thereon.

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
February 21, 2019

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information with respect to this Item is incorporated by reference from our definitive proxy statement in connection with the 2019 Annual Meeting of Stockholders, or the Proxy Statement, unless the Proxy Statement is not filed by May 1, 2019, in which case we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.
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

Item 11. Executive Compensation
Information required by this Item is incorporated by reference from the Proxy Statement unless the Proxy Statement is not filed on or before May 1, 2019, in which case we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item is incorporated by reference from the Proxy Statement unless the Proxy Statement is not filed on or before May 1, 2019, in which case we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this Item is incorporated by reference from the Proxy Statement unless the Proxy Statement is not filed on or before May 1, 2019, in which case we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

Item 14. Principal Accountant Fees and Services
Information required by this Item is incorporated by reference from the Proxy Statement unless the Proxy Statement is not filed on or before May 1, 2019, in which case we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following financial statements, schedules and exhibits are filed as part of this Annual Report on Form 10-K

1.	Financial Statements—The Financial Statements required by this item are listed on the Index to Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

•	Schedule II—Valuation and Qualifying Accounts and Reserves; and

•	Other financial statement schedules are not included because they are not required or the information is otherwise shown in the financial statements or notes thereto.

3.	Exhibits—The exhibits listed on the accompanying Exhibit Index are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K.

(b)	See Item 15(a)(3) above.

(c)	See Item 15(a)(2) above.

Item 16. Form 10-K Summary
None.

SCHEDULE II

(in thousands)	Beginning Balance	Additions	Deductions	Ending Balance
Allowance for Doubtful Accounts
Year ended December 31, 2018	$16,981	$22,222	$(13,590)	$25,613
Year ended December 31, 2017	$12,863	$13,291	$(9,173)	$16,981
Year ended December 31, 2016	$11,601	$9,931	$(8,669)	$12,863

(in thousands)	Beginning Balance	Additions	Deductions	Ending Balance
Tax Valuation Allowance
Year ended December 31, 2018	$6,032	$—	$(3,011)	$3,021
Year ended December 31, 2017	$95	$5,937	$—	$6,032
Year ended December 31, 2016	$49,759	$1,966	$(51,630)	$95

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
2.1	Share and Asset Purchase Agreement, dated December 1, 2016, by and among Telcare Acquisition, LLC, BioTelemetry Care Management, LLC, BioTelemetry, Inc. and Telcare, Inc.	10-K	000-55039	2.3	February 22, 2017
2.2	Transaction Agreement by and among Lifewatch AG, Biotelemetry, Inc. and Cardiac Monitoring Holding Company, LLC, dated April 4, 2017	10-Q	000-55039	2.1	November 7, 2017
3.1	Certificate of Incorporation of BioTelemetry, Inc.	10-Q	000-55039	3.1	August 8, 2017
3.2	Bylaws of BioTelemetry, Inc.	10-Q	000-55039	3.2	August 8, 2017
10.1	BioTelemetry, Inc. Form of Indemnity Agreement	S-1	333-145547	10.1	August 17, 2007
10.2*	BioTelemetry, Inc. 2017 Omnibus Incentive Plan	S-8	333-218228	10.1	May 25, 2017
10.2(a)	Form of Option Award Agreement under the BioTelemetry, Inc. 2017 Omnibus Incentive Plan	10-Q	000-55039	10.2	April 27, 2018
10.2(b)	Form of Restricted Stock Unit Award Agreement under the BioTelemetry, Inc. 2017 Omnibus Incentive Plan	10-Q	000-55039	10.3	April 27, 2018
10.2(c)	Form of Performance Stock Unit Award Agreement under the BioTelemetry, Inc. 2017 Omnibus Incentive Plan	10-Q	000-55039	10.4	April 27, 2018
10.3*	BioTelemetry, Inc. 2008 Non-Employee Directors’ Stock Option Plan and Form of Stock Option Agreement thereunder	S-1	333-145547	10.4	February 28, 2008
10.4*	BioTelemetry, Inc. 2017 Employee Stock Purchase Plan	S-8	333-218228	10.2	May 25, 2017
10.5*	CardioNet, Inc. Long Term Incentive Plan	8-K	001-33993	10.2	October 28, 2008
10.6*	CardioNet, Inc. Compensation Program for Non-Employee Directors	8-K	001-33993	99.5	January 28, 2009
10.7*	Employment Agreement, dated as of June 15, 2010, between Joseph H. Capper and CardioNet, Inc.	8-K	001-33993	99.2	June 18, 2010
10.8*	Employment Agreement, dated as of January 28, 2010, between CardioNet, Inc. and Heather Getz	10-K	001-33993	10.36	February 23, 2010
10.9*	Employment Agreement, dated as of December 7, 2010, between CardioNet, Inc. and Daniel Wisniewski	10-K	001-33993	10.38	February 25, 2011
10.10*	Employment Agreement dated as of February 7, 2011, between CardioNet, Inc. and Peter Ferola	10-Q	001-33993	10.1	May 6, 2011
10.11*	Employment Agreement dated as of July 30, 2010, between CardioNet, Inc. and Fred Anthony Broadway III	10-K	001-33993	10.26	February 22, 2013
10.12	Credit Agreement by and among Biotelemetry, Inc. and SunTrust Bank, as agent for the lenders and swingline lender, dated July 12, 2017	10-Q	000-55039	10.1	November 7, 2017
10.13*	Termination Agreement, dated October 31, 2018, by and between LifeWatch GmbH and Dr. Stephan Rietiker					†
21	Subsidiaries of BioTelemetry, Inc.					†
23	Consent of Ernst & Young LLP.					†

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.					†
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.					†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					+
101.INS	XBRL Instance Document.					†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					†
101.SCH	XBRL Taxonomy Extension Schema Document.					†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					†

*	Indicates a management plan or compensatory plan or arrangement.

†	Filed herewith

+	Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 21, 2019	BioTelemetry, Inc.

		By:	/s/ JOSEPH H. CAPPER
Joseph H. Capper President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH H. CAPPER	President and Chief Executive Officer (Principal Executive Officer)	February 21, 2019
Joseph H. Capper

/s/ HEATHER C. GETZ	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 21, 2019
Heather C. Getz

/s/ KIRK E. GORMAN	Chairman and Director	February 21, 2019
Kirk E. Gorman

/s/ ANTHONY J. CONTI	Director	February 21, 2019
Anthony J. Conti

/s/ JOSEPH A. FRICK	Director	February 21, 2019
Joseph A. Frick

/s/ COLIN HILL	Director	February 21, 2019
Colin Hill

/s/ STEPHAN RIETIKER	Director	February 21, 2019
Stephan Rietiker, M.D.

/s/ REBECCA RIMEL	Director	February 21, 2019
Rebecca Rimel

/s/ ROBERT J. RUBIN	Director	February 21, 2019
Robert J. Rubin, M.D.