Form 10-Q
period 2019-03-31
BIOTELEMETRY, INC.
filed 2019-04-25
CIK 1574774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of April 22, 2019, 33,803,736 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

BIOTELEMETRY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2019

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This document includes certain forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995 regarding, among other things, our growth prospects, the prospects for our products and our confidence in our future. These statements may be identified by words such as “expect,” “anticipate,” “estimate,” “intend,” “plan,” “believe,” “promises” and other words and terms of similar meaning. Examples of forward-looking statements include statements we make regarding our ability to increase demand for our products and services, to leverage our Mobile Cardiac Outpatient Telemetry platform, to expand into new markets, to grow our market share, our expectations regarding revenue trends in our segments and the achievement of cost efficiencies through process improvement. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including important factors that could delay, divert or change any of these expectations, and could cause actual outcomes and results to differ materially from current expectations. These factors include, among other things:

•	our ability to identify acquisition candidates, acquire them on attractive terms and integrate their operations into our business;

•	our ability to educate physicians and continue to obtain prescriptions for our products and services;

•	changes to insurance coverage and reimbursement levels by Medicare and commercial payors for our products and services;

•	our ability to attract and retain talented executive management and sales personnel;

•	the commercialization of new competitive products;

•	acceptance of our new products and services, such as our mobile cardiac telemetry (“MCT”) patch;

•	our ability to obtain and maintain required regulatory approvals for our products, services and manufacturing facilities;

•	changes in governmental regulations and legislation;

•	adverse regulatory action;

•	our ability to obtain and maintain adequate protection of our intellectual property;

•	interruptions or delays in the telecommunications systems that we use;

•	our ability to successfully resolve outstanding legal proceedings; and

•	the other factors that are described in “Part I; Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018.
We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as may be required by law.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements
BIOTELEMETRY, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)	(Unaudited) March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$45,487	$80,889
Healthcare accounts receivable, net of allowance for doubtful accounts of $27,582 and $25,345, at March 31, 2019 and December 31, 2018, respectively	44,343	37,754
Other accounts receivable, net of allowance for doubtful accounts of $283 and $268, at March 31, 2019 and December 31, 2018, respectively	16,116	14,874
Inventory	8,956	7,323
Prepaid expenses and other current assets	6,502	5,820
Total current assets	121,404	146,660
Property and equipment, net of accumulated depreciation of $67,077 and $67,202, at March 31, 2019 and December 31, 2018, respectively	50,494	48,377
Intangible assets, net	140,658	129,653
Goodwill	303,685	238,814
Deferred tax assets	19,512	19,975
Other assets	24,236	3,322
Total assets	$659,989	$586,801
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$26,398	$18,157
Accrued liabilities	22,964	21,609
Current portion of finance lease obligations	880	1,652
Current portion of long-term debt	7,688	5,125
Contract liabilities	3,099	3,080
Total current liabilities	61,029	49,623
Long-term portion of finance lease obligations	602	117
Long-term debt	189,891	193,424
Other long-term liabilities	75,460	33,152
Total liabilities	326,982	276,316
Stockholders’ equity:
Common stock—$0.001 par value as of March 31, 2019 and December 31, 2018; 200,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 33,803,736 and 33,406,364 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	34	33
Paid-in capital	436,892	426,054
Accumulated other comprehensive income	254	256
Accumulated deficit	(104,173)	(115,858)
Total equity	333,007	310,485
Total liabilities and equity	$659,989	$586,801
See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(in thousands, except per share data)	March 31, 2019	March 31, 2018
Revenue	$103,979	$94,496
Cost of revenue	39,201	36,448
Gross profit	64,778	58,048
Operating expenses:
General and administrative	27,607	26,719
Sales and marketing	12,440	11,340
Bad debt expense	5,148	4,879
Research and development	3,333	3,289
Other charges	3,070	5,085
Total operating expenses	51,598	51,312
Income from operations	13,180	6,736
Other expense:
Interest expense	(2,482)	(1,890)
Loss on equity method investment	(32)	(139)
Other non-operating (expense)/income, net	(1,054)	187
Total other expense, net	(3,568)	(1,842)
Income before income taxes	9,612	4,894
Benefit from income taxes	2,073	142
Net income	11,685	5,036
Net loss attributable to noncontrolling interest	—	(946)
Net income attributable to BioTelemetry, Inc.	$11,685	$5,982

Net income per common share attributable to BioTelemetry, Inc.:
Basic	$0.35	$0.18
Diluted	$0.32	$0.17
Weighted average number of common shares outstanding:
Basic	33,654	32,570
Dilutive common stock equivalents	2,752	2,665
Diluted	36,406	35,235
See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(in thousands)	March 31, 2019	March 31, 2018
Net income attributable to BioTelemetry, Inc.	$11,685	$5,982
Other comprehensive loss:
Foreign currency translation loss	(2)	(197)
Comprehensive income attributable to BioTelemetry, Inc.	$11,683	$5,785

See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(in thousands)	March 31, 2019	March 31, 2018
OPERATING ACTIVITIES
Net income	$11,685	$5,036
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	5,148	4,879
Depreciation	5,533	5,507
Amortization	4,488	4,321
Stock-based compensation	2,549	2,065
Accretion of debt discount	311	311
Deferred income taxes	(1,416)	(307)
Other non-cash items	32	(564)
Changes in operating assets and liabilities:
Healthcare and other accounts receivable	(11,397)	(13,565)
Inventory	(1,633)	(1,021)
Prepaid expenses and other assets	(588)	1,287
Accounts payable	8,026	2,329
Accrued and other liabilities	(5,194)	(1,204)
Net cash provided by operating activities	17,544	9,074
INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	(44,566)	—
Purchases of property and equipment and investment in internally developed software	(5,334)	(3,938)
Net cash used in investing activities	(49,900)	(3,938)
FINANCING ACTIVITIES
Proceeds related to the exercising of stock options and employee stock purchase plan	4,311	2,486
Tax payments related to the vesting of shares	(4,911)	(2,739)
Principal payments on long-term debt	(1,281)	(513)
Principal payments on finance lease obligations	(1,163)	(966)
Acquisition of noncontrolling interests	—	(2,885)
Net cash used in financing activities	(3,044)	(4,617)
Effect of exchange rate changes on cash	(2)	(195)
Net (decrease)/increase in cash and cash equivalents	(35,402)	324
Cash and cash equivalents - beginning of period	80,889	36,022
Cash and cash equivalents - end of period	$45,487	$36,346
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash purchases of property and equipment	$2,584	$441
Non-cash fair value of equity issued for acquisition of business	—	1,972
Cash paid for interest	2,106	1,497
Cash paid for taxes	$—	$20
See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	BioTelemetry, Inc. Equity
	Common Stock		Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity
(in thousands, except shares)	Shares	Amount
Balance at December 31, 2017	32,460,668	$32	$409,517	$(114)	$(158,678)	$(1,054)	$249,703
Share issuances related to stock compensation plans	354,620	1	2,485	—	—	—	2,486
Stock-based compensation	—	—	2,065	—	—	—	2,065
Shares withheld to cover taxes on vesting of share based awards	(79,945)	—	(2,739)	—	—	—	(2,739)
Acquisition of noncontrolling interest	58,786	—	—	—	—	—	—
Currency translation adjustment	—	—	—	(197)	—	—	(197)
Net income/(loss)	—	—	—	—	5,982	(946)	5,036
Balance at March 31, 2018	32,794,129	$33	$411,328	$(311)	$(152,696)	$(2,000)	$256,354

	Common Stock		Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity
(in thousands, except shares)	Shares	Amount
Balance at December 31, 2018	33,406,364	$33	$426,054	$256	$(115,858)	$310,485
Share issuances related to stock compensation plans	460,952	1	4,310	—	—	4,311
Stock-based compensation	—	—	2,549	—	—	2,549
Shares withheld to cover taxes on vesting of share based awards	(63,580)	—	(4,911)	—	—	(4,911)
Deferred purchase price consideration - equity portion	—	—	8,890	—	—	8,890
Currency translation adjustment	—	—	—	(2)	—	(2)
Net income	—	—	—	—	11,685	11,685
Balance at March 31, 2019	33,803,736	$34	$436,892	$254	$(104,173)	$333,007

See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies
a) Principles of Consolidation & Reclassifications
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X and include the accounts of BioTelemetry, Inc. and its controlled subsidiaries (“BioTelemetry,” the “Company,” “we,” “our” or “us”). In the opinion of management, all adjustments (which are of a normal and recurring nature) considered necessary to present fairly the financial position as of March 31, 2019 and the results of operations and statements of comprehensive income, cash flows, and equity for the interim three months ended March 31, 2019 and 2018 have been included. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for any interim period are not indicative of the results of the full year. Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Certain reclassifications have been made to prior period statements to conform to the current period presentation. These consist of combining the non-cash operating items of equity method investment loss, the change in fair value of acquisition-related contingent consideration and lease income/(expense) into other non-cash items, a component of our net cash provided by operating activities on our consolidated statements of cash flows. The reclassifications had no impact on previously reported consolidated results of operations, cash flows or accumulated deficit.
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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Level 3 -	Inputs that are unobservable for the asset or liability, based on our own assumptions about the assumptions a market participant would use in pricing the asset or liability.
Our financial instruments consist primarily of cash and cash equivalents, Healthcare accounts receivable, other accounts receivable, accounts payable, acquisition-related contingent consideration, short-term debt and long-term debt. With the exception of acquisition-related contingent consideration and long-term debt, the carrying value of these financial instruments approximates their fair value because of their short-term nature (classified as Level 1).
Our long-term debt (classified as Level 2) is measured using market prices for similar instruments, inputs such as the borrowing rates currently available, benchmark yields, actual trade data, broker/dealer quotes and other similar data obtained from quoted market prices or independent pricing vendors.
The fair value of acquisition-related contingent consideration (classified as Level 3) is measured on a recurring basis using unobservable inputs. In addition to the recurring fair value measurements, the fair value of certain assets acquired and liabilities assumed in connection with a business combination are recorded at fair value, primarily using a discounted cash flow model (classified as Level 3). This valuation technique requires us to make certain assumptions, including future operating performance and cash flows, royalty rate and other such variables which are discounted to present value using a discount rate that reflects the risk factors associated with future cash flow, the characteristics of the assets acquired and liabilities assumed and the experience of the acquired business. Non-financial assets such as goodwill, intangible assets, and property and equipment are subsequently measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. We assess the impairment of goodwill and intangible assets annually or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable.
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
Other accounts receivable is related to the Research segment and Corporate and Other category and is recorded at the time revenue is recognized, when products are shipped or services are performed. We estimate an allowance for doubtful accounts on a specific account basis and consider several factors in our analysis, including customer specific information.
We write off receivables when the likelihood for collection is remote, we believe collection efforts have been fully exhausted and we do not intend to devote additional resources in attempting to collect. We perform write-offs on a monthly basis.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

e) Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration is our obligation, arising from a business combination, to transfer additional assets and/or equity interests to the seller if certain future events occur or conditions are met. The fair value of the contingency is estimated as of the acquisition date using certain unobservable inputs (and therefore classified as Level 3 in the fair value hierarchy) and is recorded as a liability and/or equity depending on the terms of the acquisition agreement. We re-measure the estimated fair value at the end of reporting date. Adjustments subsequent to the acquisition measurement period due to the passage of time are recorded as interest expense in the consolidated statements of operations. Adjustments subsequent to the acquisition measurement period due to changes in estimates and assumptions are recorded in other charges in the consolidated statements of operations. Changes to the inputs used in the measurement of acquisition-related contingent consideration include, but are not limited to: changes in the assumptions regarding probabilities of successful achievement of future events or conditions; the estimated timing in which the future events or conditions are achieved; estimated revenue projections; discounts for lack of marketability of our common stock; estimated stock price volatility; and the discount rate used to estimate the fair value of the liability. Acquisition-related contingent consideration may change significantly as our inputs and assumptions noted above evolve and additional data is obtained. The inputs and assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in different fair value estimates that may have a material impact on our results from operations and financial position.
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
At March 31, 2019 and December 31, 2018, one payor, Medicare, accounted for 13% and 15%, respectively, of our gross accounts receivable.
g) Noncontrolling Interest
The consolidated financial statements reflect the application of Accounting Standards Codification (“ASC”) 810 - Consolidations, which establishes accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within stockholders’ equity but separate from the parent’s equity; (ii) the amount of consolidated net income/(loss) attributable to the parent and the noncontrolling interest to be clearly identified and presented in the consolidated statements of operations; and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

h) Leases
We lease our administrative and service facilities, as well as certain office equipment, monitoring devices and information technology equipment under arrangements classified as leases under ASC 842 - Leases (“ASC 842”). We adopted ASC 842 using the optional modified retrospective transition method as of January 1, 2019, therefore prior period amounts are not restated.
We recognize right-of-use (“ROU”) assets at the inception of the arrangement as the present value of the lease payments plus our initial direct costs (if any), less any lease incentives. The corresponding liability is computed as the present value of the lease payments at inception. Assets are classified as either operating ROU assets or finance ROU assets according to the classification criteria in ASC 842. Upon the adoption of ASC 842, we elected the transition practical expedients to not reassess lease identification, lease classification and initial indirect costs related to those leases entered into prior to adoption of ASC 842 and to not separate lease and non-lease components when the requisite criteria is met to be treated as such. The present value of the lease payments is computed using the rate implicit in the lease (if known) or our incremental borrowing rate.
Operating lease costs are charged to operations on a straight-line basis over the lease term. Interest charged on the finance lease liabilities is charged to interest expense, while the amortization of the finance lease ROU asset is also charged to operations on a straight-line basis.
Under our policy, we do not record an ROU asset or corresponding liability for arrangements where the initial lease term is one year or less, or for which the ROU asset at inception is deemed immaterial. Those leases are expensed on a straight-line basis over the term of the lease.
Effective January 1, 2019, for our operating leases, we record the ROU assets as a component of other assets, the current lease liability as a component of accrued liabilities, and the long-term lease liability as a component other long-term liabilities on our consolidated balance sheet. For our finance leases, we record the ROU asset and the accumulated amortization for the finance ROU asset as a component of property and equipment, net, with the current and long-term portions of the finance lease obligations as separate lines within our consolidated balance sheet. We amortize the finance ROU assets over the shorter of the remaining lease term or the estimated life of the asset.
i) Stock-Based Compensation
ASC 718 -Compensation—Stock Compensation (“ASC 718”), addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for: (i) equity instruments of the enterprise or (ii) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. ASC 718 requires that an entity measure the cost of equity-based service awards issued to employees, such as stock options and restricted stock units (“RSUs”), based on the grant-date fair value of the award and recognize the cost of such awards over the requisite service period (generally, the vesting period of the award). The compensation expense associated with performance stock units (“PSUs”) is recognized ratably over the period between when the performance conditions are deemed probable of achievement and when the awards are vested. Performance stock options (“PSOs”) are valued and stock-based compensation expense is recorded once the performance conditions of the outstanding PSOs have achieved probability. Prior to July 1, 2018, we accounted for equity awards issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees; see “m) Recent Accounting Pronouncements; Accounting Pronouncements Recently Adopted” for further details related to our adoption of Accounting Standards

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Update (“ASU”) 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, during the three months ended June 30, 2018 and our current accounting for equity awards issued to non-employees.
We have historically recorded stock-based compensation expense based on the number of stock options or RSUs we expect to vest using our historical forfeiture experience and we periodically update those forfeiture rates to apply to new grants. While we early adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting during the year ended December 31, 2016, we have elected to continue to estimate forfeitures under the true-up provision of ASC 718. We record additional expense if the actual forfeiture rate is lower than estimated and record a recovery of prior expense if the actual forfeiture rate is higher than estimated.
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
j) Income Taxes
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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

k) Net Income/(Loss) Per Share
We compute net income/(loss) per share in accordance with ASC 260 - Earnings Per Share. Basic net income/(loss) per share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by giving effect to all potential dilutive common stock equivalents, including stock options, RSUs, PSOs and PSUs, using the treasury stock method and shares expected to be issued in connection with acquisition-related contingent consideration arrangements when dilutive.
Certain stock options, which are priced higher than the average market price of our shares for the quarters ended March 31, 2019 and March 31, 2018 would be anti-dilutive and therefore have been excluded from the weighted average shares used in computing diluted net income per share. These options could become dilutive in future periods. Similarly, certain recently granted RSUs and PSUs are also excluded using the treasury stock method as their impact would be anti-dilutive. The dilutive effect of weighted average shares outstanding excludes approximately 0.3 million shares for the three month period ended March 31, 2019 and 0.6 million shares for the three month period ended March 31, 2018, as their effect would have been anti-dilutive on our net income per share.
l) Segment Information
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
We report our business under two segments: Healthcare and Research. The Healthcare segment is focused on remote cardiac monitoring to identify cardiac arrhythmias or heart rhythm disorders and to monitor the functionality of implantable cardiac devices. We offer cardiologists, electrophysiologists, neurologists and primary care physicians a full spectrum of solutions, which provides them with a single source of cardiac monitoring services. The Research segment is engaged in centralized core laboratory services providing cardiac monitoring, imaging services, scientific consulting and data management services for drug and medical device trials. Included in the Corporate and Other category is the manufacturing, testing and marketing of cardiac and blood glucose monitoring devices to medical companies, clinics and hospitals and corporate overhead and other items not allocated to any of our reportable segments.
m) Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In August 2018, the Securities and Exchange Commission (“SEC”) adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. Additionally, the amendments expanded the disclosure requirements on the consolidated statements of equity for interim financial statements. Under the amendments, a summary of changes in each caption of stockholders’ equity presented in the consolidated balance sheets must be provided in a note or separate statement. The consolidated statements of equity should present a reconciliation of the beginning balance to the ending balance of each period for which the consolidated statement of comprehensive income is required to be

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

filed. This final rule was effective in the fourth quarter of 2018. The SEC provided relief on the effective date until the first quarter of 2019, and we adopted this rule in the first quarter of 2019.
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
In February 2016, the FASB issued ASU 2016-02, Leases. This standard, along with several subsequent updates, requires lessees to recognize most leases on their balance sheet, make selected changes to lessor accounting and disclose additional key information about leases. We adopted these updates on January 1, 2019, using the optional modified retrospective transition approach utilizing practical expedients available. The adoption of the new standard resulted in the recording, as of January 1, 2019, of additional ROU assets of $22.7 million as a component of other assets, current ROU liabilities of $6.2 million as a component of accrued liabilities and long-term ROU liabilities of $16.5 million, all of which relate to our operating leases. The adoption of the new standard did not materially impact our consolidated results of operations and had no impact on our cash flows.
Accounting Pronouncements Not Yet Adopted
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The updated guidance also requires an entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

January 1, 2018 and accounted for the aggregate effect of any contract modifications upon adoption. No cumulative adjustment to retained earnings was recorded.
Disaggregation of Revenue
We disaggregate revenue from contracts with customers by payor type and major service line. We determined that disaggregating revenue into these categories achieves the disclosure objective of illustrating the differences in the nature, amount, timing and uncertainty of our revenue streams. Disaggregated revenue by payor type and major service line for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31, 2019
(in thousands)	Healthcare	Research	Other	Total Consolidated
Payor/Service Line
Remote cardiac monitoring services - Medicare	$33,935	$—	$—	$33,935
Remote cardiac monitoring services - commercial payors	54,074	—	—	54,074
Clinical trial support and related services	—	12,964	—	12,964
Technology devices, consumable and related services	—	—	3,006	3,006
Total	$88,009	$12,964	$3,006	$103,979

	Three Months Ended March 31, 2018
(in thousands)	Healthcare	Research	Other	Total Consolidated
Payor/Service Line
Remote cardiac monitoring services - Medicare	$30,215	$—	$—	$30,215
Remote cardiac monitoring services - commercial payors	50,336	—	—	50,336
Clinical trial support and related services	—	11,244	—	11,244
Technology devices, consumable and related services	—	—	2,701	2,701
Total	$80,551	$11,244	$2,701	$94,496

Remote Cardiac Monitoring Services Revenue (Healthcare segment)
Healthcare segment revenue is generated by remote cardiac monitoring to identify cardiac arrhythmias or heart rhythm disorders and to monitor the functionality of implantable cardiac devices. We offer cardiologists, electrophysiologists, neurologists and primary care physicians a full spectrum of solutions, which provides them with a single source of cardiac monitoring services.
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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

•
Non-contracted payors: Non-contracted commercial and government insurance carriers often reimburse out-of-network rates provided for under the relevant CPT codes on a case rate basis. Our transaction price includes implicit price concessions based on our historical collection experience for our non-contracted patients.

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
We have not made any significant changes to judgments in applying ASC 606 to the Healthcare segment during the three months ended March 31, 2019.
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
We have not made any significant changes to judgments in applying ASC 606 to the Research segment during the three months ended March 31, 2019.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
We have not made any significant changes to judgments in applying ASC 606 during the three months ended March 31, 2019.
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
As of March 31, 2019 and December 31, 2018, we had contract liabilities of $3.1 million primarily related to the Research segment where customers paid upfront deposits upon contract execution for future services to be performed by us. If the contract is canceled, these upfront deposits are refundable if service was not yet provided.
For the three months ended March 31, 2019, the amount recognized as revenue from the contract liabilities balance at December 31, 2018 was $1.0 million, while for the three months ended March 31, 2018, the amount recognized as revenue from the contract liabilities balance as of December 31, 2017 was $1.5 million. No significant changes or impairment losses occurred to contract balances during the three months ended March 31, 2019.
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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
Shipping and Handling Activities: For our other category revenue, we account for shipping and handling activities we perform after a customer obtains control of the good as activities to fulfill the promise to transfer the good.

3. Acquisitions
Geneva Healthcare, Inc.
On March 1, 2019, we acquired Geneva Healthcare, Inc. (“Geneva”) for aggregate consideration of cash in the amount of $45.9 million. In addition, pursuant to the terms of the Agreement and Plan of Merger, dated January 25, 2019, by and among Geneva, BioTelemetry, Inc.; Tyersall Merger Sub, Inc., and the Securityholders’ Representative (the “Geneva Agreement”), on the third anniversary date of the closing date, the Securityholders (as defined in the Geneva Agreement) are eligible to receive additional consideration in the form of cash payments, as well as shares of BioTelemetry common stock. Concurrent with the closing of the acquisition, the Securityholders have made elections as to the percentage mix of their total additional consideration to be settled in cash or common stock.
The additional consideration consists of the following:

•
The Securityholders will, subject to potential deductions pursuant to the Geneva Agreement, receive additional consideration of $20.0 million, a total of $11.1 million of which will be paid in cash, and the remaining value will be settled in shares. We will issue a total of 131,594 shares of our common stock to settle the share-related portion of the obligation, based on the elections made by the Securityholders and the formulas within the Geneva Agreement.

•
The estimated present value of the future cash payment of $11.1 million, which totals $9.3 million as of the acquisition date, as well as the estimated fair value of our common stock of $8.9 million, has been included within the preliminary purchase price for Geneva. The estimated present value of the future cash payment is recorded as a component of other long-term liabilities and will be accreted to its redemption value through interest expense through the payment date. The estimated fair value of the 131,594 shares our common stock has been recorded within paid-in-capital.

•	The Securityholders will also be eligible to receive additional consideration, in the form of both cash and shares, based on a predetermined formula that is driven by the future revenues of

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Geneva and does not have a predetermined limit. The total estimated acquisition-related contingent consideration as of the March 1, 2019 acquisition date is $16.0 million, which is also included in the preliminary purchase price of Geneva. The $16.0 million is recorded within other long-term liabilities and will be marked to market through earnings on a quarterly basis throughout the earn-out period. The equity portion of the acquisition-related contingent consideration requires liability classification and mark-to-market accounting pursuant to the provisions of ASC 815 - Derivatives and Hedging.
We acquired Geneva as part of our business strategy to go deeper and wider into the cardiac monitoring market. Geneva has developed an innovative proprietary cloud-based platform that aggregates data from the leading cardiac device manufacturers, enabling the company to remotely monitor a physician’s patients with implantable cardiac devices such as pacemakers, defibrillators and loop recorders. Geneva’s platform provides physicians a single portal to order patient monitoring, review monitoring results and request routine device checks, helping drive significant in-office efficiencies and patient compliance. We plan to merge this functionality with that of the Healthcare segment user interface, which we believe will drive greater workflow and data management efficiencies to the clients we serve.
We accounted for the transaction as a business combination, and as such, all assets acquired and liabilities assumed were recorded at their estimated fair values. The excess of the fair value of the purchase price over the fair value of the net assets acquired has been recognized as goodwill, which represents the expected future benefits arising from the assembled workforce and other synergies attributable to cost savings opportunities. We have preliminarily recognized $64.9 million of goodwill as a result of the acquisition, all of which has been assigned to the Healthcare segment. None of this goodwill will be deductible for tax purposes.
The amounts below represent our preliminary fair value estimates related to the Geneva acquisition as of March 31, 2019 and are subject to subsequent adjustment as additional information is obtained during the applicable measurement period. The primary areas of these estimates that are not yet finalized relate to certain tangible assets acquired and liabilities assumed, including deferred taxes, as well as the identifiable intangible assets and the fair value of the additional consideration. We expect to finalize all accounting for the Geneva acquisition within one year of the acquisition date.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(in thousands, except years)	Amount	Weighted Average Life (Years)
Fair value of assets acquired:
Cash and cash equivalents	$1,376
Healthcare accounts receivable	1,582
Prepaid expenses and other current assets	234
Identifiable intangible assets:
Customer relationships	3,500	12
Technology	8,900	7
Trade names	2,500	15
Total identifiable intangible assets	14,900
Total assets acquired	18,092
Fair value of liabilities assumed:
Accounts payable	215
Accrued liabilities	811
Deferred tax liabilities	1,879
Contract liabilities	87
Total liabilities assumed	2,992

Total identifiable net assets	15,100
Goodwill	64,871
Net assets acquired	$79,971

We have incurred $1.4 million of acquisition related costs associated with Geneva for the three months ended March 31, 2019. The revenues and income of Geneva for periods prior to our acquisition were immaterial to our consolidated operating results.
ActiveCare
On October 2, 2018, we acquired, through our subsidiary Telcare Medical Supply, LLC, certain assets of ActiveCare, Inc. (“ActiveCare”) for $3.8 million in cash. The purchase price also includes a potential earn-out payment of $2.0 million, which is contingent on the achievement of certain revenue targets. We accounted for the transaction as a business combination, and as such, all assets acquired were recorded at their estimated fair values. The excess of the fair value of the purchase price over the fair value of the net assets acquired has been recognized as goodwill and has been assigned to the Corporate and Other category and will be deductible for tax purposes. The acquired net assets primarily consisted of customer relationships and software developed by ActiveCare. The earn-out was assigned no value as of the acquisition date as it is currently not probable of achievement. We finalized our estimates during the three months ended March 31, 2019, and there were no changes to the amounts initially recorded. The transaction costs related to this acquisition and revenues and income of ActiveCare prior to our acquisition were all immaterial.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4. Inventory
Inventory consists of the following:

(in thousands)	March 31, 2019	December 31, 2018
Raw materials and supplies	$4,754	$3,667
Finished goods	4,202	3,656
Total inventory	$8,956	$7,323

Inventory, which includes purchased parts, materials, direct labor and applied manufacturing overhead, is stated at the lower of cost or market (net realizable value or replacement cost), with cost determined by use of the first-in, first-out method.

5. Fair Value Measurements
We have determined that our long-term debt, classified as Level 2, has a fair value consistent with its carrying value, exclusive of debt discount and deferred charges, of $197.6 million and $198.5 million as of March 31, 2019 and December 31, 2018, respectively.
Acquisition-related contingent consideration represents our contingent payment obligations related to our acquisitions and is measured at fair value, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of acquisition-related contingent consideration uses assumptions we believe would be made by a market participant. We assess these estimates on an ongoing basis as additional data impacting the assumptions is obtained. The balance of the fair value of acquisition-related contingent consideration is recognized within other long-term liabilities on our consolidated balance sheet as of March 31, 2019. Subsequent to the measurement period, adjustments to acquisition-related contingent consideration are recorded in other charges in the consolidated statements of operations.
The following table provides a reconciliation of the beginning and ending balances of acquisition-related contingent consideration:

	Three Months Ended
(in thousands)	March 31, 2019	March 31, 2018
Beginning balance	$—	$700
Additional acquisition-related contingent consideration	15,990	—
Changes in fair value of acquisition-related contingent consideration	—	(700)
Ending balance	$15,990	$—

In conjunction with the Geneva acquisition, we recognized $16.0 million of acquisition-related contingent consideration on March 1, 2019 as a component of other long-term liabilities as the contingency will be finalized after the third anniversary of the closing date. The impact of the change in fair value of the Geneva acquisition-related contingent consideration during the first quarter of 2019 was de minimis. There was no value assigned to the acquisition-related contingent consideration related to the ActiveCare acquisition as the achievement of the contingency was not probable as of March 31, 2019. The estimated

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

fair value of the acquisition-related contingent consideration related to the Geneva acquisition was estimated using a Monte Carlo simulation, that considered numerous variables, including estimated projected revenues and estimated stock price volatility in future periods, as well as estimated discount rates and discounts for lack of marketability of common stock. These estimates are subject to a significant level of judgment.
During the three months ended March 31, 2018, the fair values of the acquisition-related contingent consideration decreased $0.7 million, as it was no longer probable that any of the contingencies related to the Telcare acquisition would be met.

6. Goodwill and Intangible Assets
Goodwill was recognized at the time of our acquisitions. The following table presents the carrying amount of goodwill allocated to our reportable segments, as well as the changes to goodwill during the three months ended March 31, 2019:

	Reporting Segment
(in thousands)	Healthcare	Research	Corporate and Other	Total
Balance at December 31, 2018	$213,507	$16,293	$9,014	$238,814
Initial goodwill acquired	64,871	—	—	64,871
Balance at March 31, 2019	$278,378	$16,293	$9,014	$303,685

The goodwill acquired in the Healthcare segment is due to the Geneva acquisition. Refer to “Note 3. Acquisitions” for details.
The gross carrying amounts and accumulated amortization of our intangible assets are as follows:

(in thousands, except years)	Weighted Average Life (Years)	March 31, 2019	December 31, 2018
Gross Carrying Value:
Customer relationships	10.3	$149,700	$146,200
Technology including internally developed software	6.1	27,456	18,078
Backlog	3.7	6,860	6,860
Covenants not to compete	5.5	1,040	1,040
Trade names	15.0	2,500	—
Total intangible assets, gross		187,556	172,178
Accumulated Amortization:
Customer relationships		(28,443)	(24,870)
Technology including internally developed software		(11,469)	(10,879)
Backlog		(6,020)	(5,827)
Covenants not to compete		(966)	(949)
Total accumulated amortization		(46,898)	(42,525)
Total intangible assets, net		$140,658	$129,653

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The estimated amortization for the remainder of 2019, the next four years, and thereafter, is summarized as follows as of March 31, 2019:

(in thousands)
2019	$13,812
2020	18,048
2021	17,452
2022	16,629
2023	16,248
Thereafter	58,469
Total estimated amortization	$140,658

7. Equity Method Investments
On October 31, 2018, we acquired an ownership interest in ADEA Medical AB (“ADEA”), a limited liability company incorporated and registered under the laws of Sweden, for approximately $0.9 million. This investment is accounted for under the equity method. ADEA serves as a distributor of remote cardiac monitoring devices and a service provider, primarily in northern Europe. ADEA purchases product and has trade payables and a note payable with BioTelemetry and therefore is considered a related party. Additionally, our Chief Financial Officer sits on ADEA’s board of directors.
We hold an ownership interest in Well Bridge Health, Inc. (“WellBridge”). The investment is accounted for under the equity method. Our Chief Executive Officer sits on WellBridge’s board of directors, and therefore, WellBridge is considered a related party.
There were no other material related-party transactions between the parties during the three months ended March 31, 2019.
As of March 31, 2019, our investments in ADEA and WellBridge represented 23.8% and 32.2%, respectively, of their outstanding stock. A summary of our investments recorded as a component of other assets is as follows:

	Three Months Ended
(in thousands)	March 31, 2019	March 31, 2018
Beginning balance	$2,044	$1,431
Loss in equity method investments	(32)	(139)
Ending balance	$2,012	$1,292

8. Accrued Liabilities
Accrued liabilities consist of the following:

(in thousands)	March 31, 2019	December 31, 2018
Compensation	$8,969	$13,443
Right of use liabilities - operating leases	5,080	—
Professional fees	4,199	4,260
Non-income taxes	1,909	906
Interest	767	702
Operating costs	703	1,095
Facility costs	286	106
Other	1,051	1,097
Total	$22,964	$21,609

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Credit Agreement
Concurrent with the acquisition of LifeWatch AG (“LifeWatch”) in 2017, we entered into a credit agreement with SunTrust Bank, as a lender and an agent for the lenders (the “Lenders”)(together, the “SunTrust Credit Agreement”). Pursuant to the SunTrust Credit Agreement, the Lenders agreed to make loans to us as follows: (i) a term loan in an aggregate principal amount equal to $205.0 million; and (ii) a $50.0 million revolving credit facility for ongoing working capital purposes.
The loans bear interest at an annual rate, at our election, of (i) with respect to LIBOR rate loans, LIBOR plus the applicable margin and (ii) with respect to base rate loans, the Base Rate (the “prime rate” as published in the Wall Street Journal) plus the applicable margin. The applicable margin for both LIBOR and Base Rate loans is determined by reference to our Consolidated Total Net Leverage Ratio, as defined in the SunTrust Credit Agreement. As of March 31, 2019, the applicable margin is 1.75% for LIBOR loans and 0.75% for base rate loans.
The carrying amount of the term loan was $197.6 million as of March 31, 2019, which is the principal amount outstanding, net of $4.1 million of unamortized deferred financing costs to be amortized over the remaining term of the credit facility. The revolving credit facility is subject to an unused commitment fee, which is determined by reference to our Consolidated Total Net Leverage Ratio. Our unused commitment fee as of March 31, 2019 was 0.25%, and the revolving credit facility remains undrawn as of that date.
Covenants
The SunTrust Credit Agreement contains affirmative and financial covenants regarding the operations of our business and certain negative covenants that, among other things, limit our ability to incur additional indebtedness, grant certain liens, make certain investments, merge or consolidate, make certain restricted payments and engage in certain asset dispositions, including a sale of all, or substantially all, of our property. As of March 31, 2019, we were in compliance with our covenants.

10. Leases
We lease our principal administrative and service facilities as well as certain office equipment, monitoring devices and information technology equipment under arrangements classified as leases under ASC 842. We adopted ASC 842 using the optional modified retrospective transition method as of January 1, 2019; therefore prior period amounts are not restated.
We have non-cancelable operating leases expiring at various dates through 2028. Certain leases are renewable at the end of the lease term at our option, none of which are certain at this time. We have also entered into and acquired finance leases with various expiration dates through 2022, which are used primarily to finance office equipment, monitoring devices and other information technology equipment.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The components of our lease expense are as follows:

Three Months Ended
(in thousands)	March 31, 2019
Operating lease cost:
Operating lease cost	$1,408
Short-term lease cost	146
Total operating lease cost	1,554

Finance lease cost:
Amortization of right-of-use asset	865
Interest on lease liabilities	24
Total finance lease cost	889

Total lease cost	$2,443

Supplemental balance sheet information related to leases as of March 31, 2019 is as follows:

(in thousands, except percentage and years)	Operating Leases	Finance Leases
Property and equipment, net	$—	$1,421
Other assets	20,655	—
Total right of use assets	20,655	1,421

Accrued liabilities	5,080	—
Current portion of finance lease obligations	—	880
Long-term portion of finance lease obligations	—	602
Other long-term liabilities	17,602	—
Total lease obligations	$22,682	$1,482

Weighted average remaining lease term (years)	5.4	1.8
Weighted average discount rate	4.4%	5.6%

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Future maturities of lease liabilities are as follows:

(in thousands)	Operating Leases	Finance Leases
Remainder of 2019	$4,418	$838
2020	5,761	412
2021	4,415	191
2022	3,059	101
2023	2,270	—
Thereafter	5,765	—
Total minimum lease payments	25,688	1,542
Less imputed interest	(3,006)	(60)
Total	$22,682	$1,482

Supplemental cash flow information related to leases is as follows:

Three Months Ended
(in thousands)	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(1,472)
Operating cash flows from finance leases	(24)
Financing cash flows from finance leases	(1,163)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	21,810
Finance leases	787

11. Other Charges
We account for expenses associated with exit or disposal activities in accordance with ASC 420 - Exit or Disposal Cost Obligations and record the expenses in other charges in our consolidated statements of operations. The related accruals are recorded in the accrued liabilities line of our consolidated balance sheets.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

We account for expenses associated with our acquisitions and certain litigation as other charges as incurred. These expenses were primarily a result of activities surrounding our acquisitions and legal fees related to patent litigation in which we are the plaintiff. Other charges are costs that are not considered necessary to the ongoing business operations and are summarized as follows:

	Three Months Ended
(in thousands)	March 31, 2019	March 31, 2018
Legal fees	$2,008	$1,536
Professional fees	972	1,227
Severance and employee related costs	62	1,997
Change in fair value of acquisition-related contingent consideration	—	(700)
Other costs	28	1,025
Total	$3,070	$5,085

12. Equity
Common Stock
As of March 31, 2019 and December 31, 2018, we were authorized to issue 200,000,000 shares of common stock. As of March 31, 2019 and December 31, 2018, we had 33,803,736 and 33,406,364, respectively, shares issued and outstanding.
Preferred Stock
As of March 31, 2019, we were authorized to issue 10,000,000 shares of preferred stock. As of March 31, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.
Noncontrolling Interest
During 2018, after a formal restructuring of shareholdings approved by the board of directors of LifeWatch Turkey Holdings AG (“LifeWatch Turkey”), we became the sole shareholder of LifeWatch Turkey. No cash or other consideration was exchanged to effect this transaction. As a result, we no longer reflect a noncontrolling interest in our consolidated balance sheet; however, we reflected the net loss attributable to the noncontrolling interest on our consolidated statement of operations during 2018 for the period of time where we did not own the entire entity.

13. Stock-Based Compensation
We have three stock plans: our 2017 Omnibus Incentive Plan (“OIP”), our 2008 Equity Incentive Plan (the “2008 Plan”) and our 2003 Equity Incentive Plan (the “2003 Plan”) (collectively, the “Plans”). The OIP is the only remaining stock plan actively granting new equity.  The purpose of these stock plans was, and the OIP is, to grant incentive stock options to employees and non-qualified stock options, RSUs, PSOs, PSUs and other stock-based incentive awards to officers, directors, employees and consultants.  The Plans are administered by our Board of Directors (the “Board”) or its delegates. The number, type, exercise price and vesting terms of awards are determined by the Board or its delegates in accordance with the terms

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

of the Plans. The stock options granted expire on a date specified by the Board but generally not more than ten years from the grant date. Stock option grants to employees generally vest over four years while RSUs generally vest after three years.
2017 Omnibus Incentive Plan (OIP)
In May 2017, our stockholders approved the OIP, which replaced the 2008 Plan. Stock options, RSUs, PSUs and PSOs are granted under the OIP. There were 2,068,370 shares available for grant under the OIP as of March 31, 2019.
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
Stock option and PSO activity is summarized as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2018	2,661,282	$15.94
Granted	241,142	72.92
Forfeited	(44,168)	26.67
Exercised	(162,286)	4.81
Outstanding as of March 31, 2019	2,695,970	$21.53	6.3	$114,126
Exercisable as of March 31, 2019	1,733,542	$8.99	4.8	$92,964
Expected to vest as of March 31, 2019	873,394	$44.11	8.8	$19,204

Performance Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2018	135,000	$20.64
Granted	—	—
Forfeited	—	—
Exercised	(105,000)	20.41
Outstanding as of March 31, 2019	30,000	$21.45	7.8	$1,235
Exercisable as of March 31, 2019	30,000	$21.45	7.8	$1,235

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The table below summarizes certain additional information with respect to our options:

	Three Months Ended
(in thousands, except per option amounts)	March 31, 2019	March 31, 2018
Aggregate intrinsic value of options exercised	$16,059	$2,164
Cash received from the exercise of stock options	2,923	1,327
Weighted average grant date fair value per option	$42.35	$19.61

The total compensation cost of options granted but not yet vested at March 31, 2019 was $22.8 million, which is expected to be recognized over a weighted average period of approximately three years.
RSU and PSU activity is summarized as follows:

	Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Units outstanding as of December 31, 2018	358,683	$22.22	87,109	$37.79
Granted	38,980	75.54	34,088	86.29
Forfeited	(9,834)	30.11	(25,000)	37.79
Vested	(149,778)	9.84	—	—
Units outstanding as of March 31, 2019	238,051	$38.41	96,197	$54.98

Consistent with 2018, during 2019, we granted awards to certain participants in the form of PSUs. These PSUs will vest at the end of a three-year performance period only if specific financial performance metrics are met, and the vested shares will then be modified based on relative total shareholder return. The 34,088 2019 PSUs were granted at “target” levels; however, for share pool purposes, we have reserved an additional 34,088 shares if the combined financial performance and market conditions achieve maximum levels. For the 2018 and 2019 PSUs combined, we have 96,197 shares reserved as of March 31, 2019 in case actual results exceed “target” levels. For the three months ended March 31, 2019, an immaterial net compensation credit related to these PSUs was recognized in accordance with ASC 718 for both employees and non-employees, as amended by the adoption of ASU 2018-07 (see “Note 1. Summary of Significant Accounting Policies; m) Recent Accounting Pronouncements; Accounting Pronouncements Recently Adopted” for further detail regarding ASU 2018-07).
Additional information about our RSUs is summarized as follows:

	Three Months Ended
(in thousands)	March 31, 2019	March 31, 2018
Aggregate market value of RSUs vested	$11,554	$6,395

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The total compensation cost of RSUs and PSUs granted but not yet vested at March 31, 2019 was $10.4 million, which is expected to be recognized over a weighted average period of approximately two years. Additionally, there were 576,546 RSUs vested but not released at March 31, 2019.
Employee Stock Purchase Plan
In May 2017, our stockholders approved the BioTelemetry, Inc. 2017 Employee Stock Purchase Plan (“2017 ESPP”) with 500,000 shares reserved for issuance, which replaced the 2008 Employee Stock Purchase Plan. Substantially all of our employees are eligible to participate in the 2017 ESPP. Under the 2017 ESPP, each participant may purchase through payroll deductions up to $21,500 of our shares in a calendar year. The price per share is equal to the lower of 85% of the fair market price on the first day of the offering period or 85% of the fair market price on the day of purchase. Proceeds received from the issuance of shares are credited to stockholders’ equity in the period that the shares are issued. Purchases under the 2017 ESPP are made in March and September. For the three months ended March 31, 2019, an aggregate of 43,888 shares were purchased in accordance with the 2017 ESPP. Net proceeds from the issuance of shares of common stock under the 2017 ESPP for the three months ended March 31, 2019 were $1.4 million. At March 31, 2019, 287,208 shares remain available for purchase under the 2017 ESPP.
Our aggregate stock-based compensation expense is summarized as follows:

	Three Months Ended
(in thousands)	March 31, 2019	March 31, 2018
Stock options	$1,459	$1,111
Restricted stock units	919	720
Performance stock units	(81)	—
Employee stock purchase plan	252	234
Total stock-based compensation expense	$2,549	$2,065

14. Income Taxes
The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur. We review and update our estimated annual effective tax rate each quarter. We recorded an income tax benefit of $2.1 million for the three months ended March 31, 2019, due primarily to a discrete benefit recorded for an equity compensation deduction under the previously adopted ASU 2016-9, Improvement to Employee Share Based Payment Accounting. We also recognized a nominal income tax benefit for the three months ended March 31, 2018.
At March 31, 2019 and December 31, 2018, we had deferred tax assets, net of deferred tax liabilities and valuation allowance, of $19.5 million and $20.0 million, respectively.
We recognize interest and penalties, where applicable, related to unrecognized tax benefits within the benefit from/(provision for) income taxes line in the consolidated statements of operations. During the three months ended March 31, 2019, we recognized an immaterial amount of interest expense in the consolidated statements of operations associated with our unrecognized tax benefits.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

At March 31, 2019 and December 31, 2018, we had net reserves of $32.4 million and $31.3 million, respectively, for unrecognized tax benefits, which are recorded as a component of other long-term liabilities within our consolidated balance sheets.

15. Segment Information
We operate under two reportable segments: Healthcare and Research. The Healthcare segment is focused on the diagnosis and monitoring of cardiac arrhythmias or heart rhythm disorders and to monitor the functionality of implantable cardiac devices. We offer cardiologists, electrophysiologists, neurologists and primary care physicians a full spectrum of solutions, which provides them with a single source of cardiac monitoring services. These services range from the differentiated MCT service, to event, traditional Holter, extended-wear Holter, Pacemaker and International Normalized Ratio monitoring. The Research segment is engaged in central core laboratory services providing cardiac monitoring, imaging services, scientific consulting and data management services for drug and medical device trials. Included in the Corporate and Other category is the revenue received from the sale of non-invasive cardiac monitors to healthcare companies, wireless blood glucose meters and test strips to wholesale distributors of diabetes supplies and diabetic patients as well as product repairs, corporate overhead and other items not allocated to any of our reportable segments.
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

	Three Months Ended March 31, 2019
(in thousands)	Healthcare	Research	Corporate and Other	Consolidated
Revenue	$88,009	$12,964	$3,006	$103,979
Gross profit	59,864	4,334	580	64,778
Income/(loss) before income taxes	29,608	764	(20,760)	9,612
Depreciation and amortization	8,160	928	802	9,890
Capital expenditures	4,442	482	410	5,334

	Three Months Ended March 31, 2018
(in thousands)	Healthcare	Research	Corporate and Other	Consolidated
Revenue	$80,551	$11,244	$2,701	$94,496
Gross profit	52,969	4,918	161	58,048
Income/(loss) before income taxes	17,724	786	(13,616)	4,894
Depreciation and amortization	11,436	1,010	(2,618)	9,828
Capital expenditures	5,064	291	(1,417)	3,938

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018, and in conjunction with the accompanying quarterly unaudited consolidated financial statements and related notes. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those contained in these forward-looking statements due to a number of factors, including, but not limited to, those set forth herein and elsewhere in this report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). See the “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report. Unless otherwise noted, the figures in the following discussions are unaudited.
Company Background
We are the leading remote medical technology company focused on delivery of health information to improve quality of life and reduce cost of care. We provide remote cardiac monitoring, remote blood glucose monitoring, centralized core lab services for clinical trials and original equipment manufacturing that serves both healthcare and clinical research customers. We operate under two reportable segments: Healthcare and Research. Healthcare is focused on the diagnosis and monitoring of cardiac arrhythmias or heart rhythm disorders, as well as monitoring the functionality of implantable cardiac devices. We offer cardiologists, electrophysiologists, neurologists and primary care physicians a full spectrum of solutions, which provides them with a single source of cardiac monitoring services. These services range from the differentiated remote cardiac telemetry service to event, traditional Holter, extended-wear Holter, Pacemaker and International Normalized Ratio monitoring. Research is engaged in central core laboratory services providing cardiac monitoring, imaging services, scientific consulting and data management services for drug and medical device trials. Included in the Corporate and Other category is the revenue received from the sale of non-invasive cardiac monitors to healthcare companies, wireless blood glucose meters and test strips to wholesale distributors of diabetes supplies and diabetic patients as well as product repairs, manufacturing, testing and marketing of cardiac and blood glucose monitoring devices to medical companies, clinics and hospitals and corporate overhead and other items not allocated to any of our reportable segments.
Recent Developments
On March 1, 2019, we acquired Geneva Healthcare, Inc. (“Geneva”), an early stage company that provides remote monitoring for implantable cardiac devices utilizing a proprietary cloud-based platform.
We acquired Geneva as part of our business strategy to go deeper and wider into the cardiac monitoring market. Geneva has developed an innovative proprietary cloud-based platform that aggregates data from the leading cardiac device manufacturers, enabling the company to remotely monitor a physician’s patients with implantable cardiac devices such as pacemakers, defibrillators and loop recorders. Geneva’s platform provides physicians a single portal to order patient monitoring, review monitoring results and request routine device checks, helping drive significant in-office efficiencies and patient compliance. We plan to merge this functionality with that of the Healthcare segment user interface, providing even greater workflow and data management efficiencies to the clients we serve.

Critical Accounting Policies and Estimates
We have prepared the financial statements and accompanying notes included in “Part I; Item 1. Financial Statements” of this report in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). This requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. These estimates and assumptions are based on historical experience, analysis of current trends, and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions.
We periodically reevaluate our accounting policies, assumptions, and estimates and make adjustments when facts and circumstances warrant. Our significant accounting policies are described in “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 2. Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The accounting policies and related assumptions that we consider to be more critical to the preparation of our financial statements and accompanying notes and involve the most significant management judgments and estimates are described in “Part II; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Except for the implementation of Accounting Standards Codifiction (“ASC”) 842 - Leases and the acquisition-related contingent consideration associated with the Geneva acquisition, there were no material changes in, or additions to, our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.

Results of Operations
Three Months Ended March 31, 2019 and March 31, 2018
Revenue

	Three Months Ended		Change
(in thousands, except percentages)	March 31, 2019	March 31, 2018	$	%
Healthcare	$88,009	$80,551	$7,458	9.3%
Research	12,964	11,244	1,720	15.3%
Other	3,006	2,701	305	11.3%
Total revenue	$103,979	$94,496	$9,483	10.0%
Total revenue for the three months ended March 31, 2019 increased 10.0%, due to growth in revenue across all of our businesses. Healthcare revenue growth was driven by increased mobile cardiac telemetry (“MCT”) and extended Holter patient volume, as well as the addition of Geneva, which we acquired on March 1, 2019. The increase in Research revenue was driven by higher imaging volume from oncology studies, as well as increased cardiac revenue due to new studies utilizing ePatch™, which is our extended Holter device. Other revenue increased 11.3% due to increased sales of diabetic products.

Gross Profit

	Three Months Ended		Change
(in thousands, except percentages)	March 31, 2019	March 31, 2018	$	%
Gross profit	$64,778	$58,048	$6,730	11.6%
Percentage of revenue	62.3%	61.4%
Gross profit for the three months ended March 31, 2019 increased due primarily to the higher revenue. The 90 basis point increase in gross profit percentage was due to the impact of volume-related efficiencies, the addition of Geneva and synergies related to the integration of LifeWatch, partially offset by the impact of the reduction of Medicare reimbursement, which went into effect January 1, 2019.
General and Administrative Expense

	Three Months Ended		Change
(in thousands, except percentages)	March 31, 2019	March 31, 2018	$	%
General and administrative expense	$27,607	$26,719	$888	3.3%
Percentage of revenue	26.6%	28.3%
General and administrative expense increased for the three months ended March 31, 2019 due primarily to costs associated with the ongoing investment in our business systems and infrastructure, increased facility expenses to support our growth, as well as the addition of Geneva.
Sales and Marketing Expense

	Three Months Ended		Change
(in thousands, except percentages)	March 31, 2019	March 31, 2018	$	%
Sales and marketing expense	$12,440	$11,340	$1,100	9.7%
Percentage of revenue	12.0%	12.0%
Sales and marketing expense increased for the three months ended March 31, 2019 due primarily to increased headcount-related expenses as we expanded our field sales force, as well as the addition of Geneva.
Bad Debt Expense

	Three Months Ended		Change
(in thousands, except percentages)	March 31, 2019	March 31, 2018	$	%
Bad debt expense	$5,148	$4,879	$269	5.5%
Percentage of revenue	5.0%	5.2%
Bad debt expense increased for the three months ended March 31, 2019 due primarily to the increased Healthcare revenue. Bad debt expense in Research and the Other category was minimal and is recorded on a specific account basis.

Research and Development Expense

	Three Months Ended		Change
(in thousands, except percentages)	March 31, 2019	March 31, 2018	$	%
Research and development expense	$3,333	$3,289	$44	1.3%
Percentage of revenue	3.2%	3.5%
Research and development expense for the three months ended March 31, 2019 was consistent with the prior year. The benefit from the synergies achieved in the first half of 2018 from the integration of LifeWatch was offset by increased expense in the first quarter 2019 for new product and technology development.
Other Charges

	Three Months Ended		Change
(in thousands, except percentages)	March 31, 2019	March 31, 2018	$	%
Other charges	$3,070	$5,085	$(2,015)	(39.6)%
Percentage of revenue	3.0%	5.4%
Other charges for the three months ended March 31, 2019 decreased due primarily to a $5.0 million reduction of integration expense related to the LifeWatch acquisition. This decrease was partially offset by $1.4 million of costs for the acquisition of Geneva, the $0.7 million impact from changes in acquisition-related contingent consideration and a $0.7 million increase in patent and other legal expenses.
Other Expense

	Three Months Ended		Change
(in thousands, except percentages)	March 31, 2019	March 31, 2018	$	%
Interest expense	$(2,482)	$(1,890)	$(592)	31.3%
Loss on equity method investment	(32)	(139)	107	(77.0)%
Other non-operating (expense)/income, net	(1,054)	187	(1,241)	(663.6)%
Total other expense	$(3,568)	$(1,842)	$(1,726)	93.7%
Percentage of revenue	3.4%	1.9%
Total other expense for the three months ended March 31, 2019 increased due primarily to the effect of a current year foreign currency loss, as well as the impact of higher interest rates due to changes in LIBOR on our debt.

Income Taxes

	Three Months Ended		Change
(in thousands, except percentages)	March 31, 2019	March 31, 2018	$	%
Benefit from income taxes	$2,073	$142	$1,931	1,359.9%
Effective tax rate	(21.6)%	(2.9)%
For the three months ended March 31, 2019, we recognized an income tax benefit due primarily to a discrete benefit recorded for equity compensation deductions. For the three months ended March 31, 2018, we also recorded an income tax benefit. After considering benefits from the exercise of stock options, we expect our 2019 annual effective tax rate to be in the range of 19% to 21%, absent changes in tax laws or significant changes in uncertain tax positions.

Liquidity and Capital Resources
The following table highlights certain information related to our liquidity and capital resources:

(in thousands, except ratios)	March 31, 2019	December 31, 2018
Cash and cash equivalents	$45,487	$80,889
Healthcare accounts receivable, net of allowance for doubtful accounts	44,343	37,754
Other accounts receivable, net of allowance for doubtful accounts	16,116	14,874
Availability under revolving credit facility	50,000	50,000

Working capital	$60,375	$97,037
Current ratio	2.0	3.0

Total operating lease obligations(1)	$22,682	$—
Total finance lease obligations	1,482	1,769
Total debt	$197,579	$198,549
________________

(1)
We adopted ASC 842 - Leases, effective January 1, 2019, which resulted in the recognition of most of our operating leases on our balance sheet, both as a right-of-use asset and right-of-use liability. Since we adopted this standard using the optional modified retrospective method, we have not restated prior year amounts.

The following table highlights certain cash flow activities:

	Three Months Ended
(in thousands)	March 31, 2019	March 31, 2018
Net income	$11,685	$5,036
Non-cash adjustments to net income	16,645	16,212
Cash used for working capital	(10,786)	(12,174)
Cash provided by operating activities	17,544	9,074

Cash used in investing activities	(49,900)	(3,938)

Cash used in financing activities	$(3,044)	$(4,617)
For the three months ended March 31, 2019, non-cash adjustments to income primarily relate to bad debt, depreciation, amortization and stock compensation expense, offset by the changes in deferred taxes. The decrease in cash used for working capital was due primarily to the timing of cash receipts, cash payments and changes in accruals. The increase in cash used in investing activities is due to the Geneva acquisition.
In conjunction with the LifeWatch acquisition in 2017, we established a new credit agreement with SunTrust Bank and lenders named therein in the form of a $205.0 million term loan and a $50.0 million revolving credit facility. For further details regarding this agreement, please see “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 11. Credit Agreement” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. As of March 31, 2019, our revolving credit facility remains undrawn.

Contractual Obligations and Commitments
Our contractual obligations payable in 2022 reflected in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 have materially changed as a result of the additional consideration related to our Geneva acquisition. On March 1, 2022, the Securityholders (as defined in the Geneva Agreement) are eligible, subject to potential deductions pursuant to the Geneva Agreement, to receive additional cash consideration of $11.1 million. The $11.1 million cash payment is the minimum cash portion of the earn-out payment, and there is no cap on the size of the cash earn-out payment. Therefore, this cash payment could increase significantly. Currently, we estimate the total cash earn-out payment in 2022 will be $21.5 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our cash and cash equivalents as of March 31, 2019 were $45.5 million. We do not invest in any short-term or long-term securities, nor do we hold any derivative financial instruments for trading or speculative purposes.
At March 31, 2019, we had $197.6 million of variable rate debt, inclusive of debt discounts and deferred charges, at a rate of LIBOR plus the applicable margin, or the prime rate plus the applicable margin.

A 1.0% change in either the LIBOR rate, prime rate, or the applicable margin would result in a change in interest expense of approximately $2.0 million. For further details regarding the debt, rates or applicable margin, please refer to “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 11. Credit Agreement” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer (the Principal Executive Officer) and Chief Financial Officer (the Principal Financial Officer) have concluded that our disclosure controls and procedures were effective as of March 31, 2019.
Changes in Internal Control over Financial Reporting
On March 1, 2019, we completed our acquisition of Geneva.  We are in the process of integrating Geneva and our management is in the process of evaluating any related changes to our internal control over financial reporting as a result of this integration.  Except for any changes relating to this integration, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended March 31, 2019 , that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
On April 5, 2019, a complaint filed under seal in the U.S. District Court for the Eastern District of Pennsylvania against the Company by private relators under the Federal False Claims Act and analogous state claims was unsealed. The U.S. Department of Justice notified the District Court of its decision not to intervene in the case at this time.
The relators’ complaint alleges, among other things, that the Company engaged in the offshoring of certain activities and improper performance of work at certain U.S. locations in violation of applicable law. The relators seek unspecified damages on behalf of the U.S. and various states.
The Company is evaluating the complaint, but, at this point, it believes the allegations in the complaint are without merit and intends to vigorously defend the litigation. The Company also does not believe these claims will have a material impact on its business operations or strategic plans.
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

Item 1A.  Risk Factors
In evaluating an investment in BioTelemetry common stock, investors should consider carefully, among other things, “Part I; Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, as well as the information contained in this Quarterly Report and other reports and registration statements filed by us with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.  Defaults Upon Senior Securities
Not applicable.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
Not applicable.

Item 6.  Exhibits
EXHIBIT INDEX

		Incorporated by Reference				Filed/Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated January 25, 2019, by and among Geneva Healthcare, Inc., BioTelemetry, Inc.; Tyersall Merger Sub, Inc., and the Securityholders’ Representative Named Herein.					†
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.					†
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.					†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					+
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded withing the Inline XBRL document.					†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					†
101.SCH	XBRL Taxonomy Extension Schema Document.					†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					†

†	Filed herewith.

+	Furnished herewith.

BioTelemetry, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOTELEMETRY, INC.

Date: April 25, 2019	By:	/s/ Heather C. Getz
Heather C. Getz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and authorized officer of the Registrant)