Form 10-Q
period 2019-06-30
BIOTELEMETRY, INC.
filed 2019-07-31
CIK 1574774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission File Number 000-55039
BIOTELEMETRY, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	46-2568498
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Cedar Hollow Road
Malvern,	Pennsylvania	19355
(Address of principal executive offices)		(Zip Code)
(610) 729-7000
(Registrant’s Telephone Number, including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	BEAT	NASDAQ Global Select Market
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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of July 22, 2019, 33,889,430 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

BIOTELEMETRY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2019

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements
BIOTELEMETRY, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)	(Unaudited) June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$51,712	$80,889
Healthcare accounts receivable, net of allowance for doubtful accounts of $27,458 and $25,345, at June 30, 2019 and December 31, 2018, respectively	48,307	37,754
Other accounts receivable, net of allowance for doubtful accounts of $187 and $268, at June 30, 2019 and December 31, 2018, respectively	15,026	14,874
Inventory	6,037	7,323
Prepaid expenses and other current assets	8,925	5,820
Total current assets	130,007	146,660
Property and equipment, net of accumulated depreciation of $70,679 and $67,202, at June 30, 2019 and December 31, 2018, respectively	54,289	48,377
Intangible assets, net	137,530	129,653
Goodwill	303,981	238,814
Deferred tax assets	16,116	19,975
Other assets	22,238	3,322
Total assets	$664,161	$586,801
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$22,484	$18,157
Accrued liabilities	25,927	24,689
Current portion of finance lease obligations	590	1,652
Current portion of long-term debt	10,250	5,125
Total current liabilities	59,251	49,623
Long-term portion of finance lease obligations	419	117
Long-term debt	186,358	193,424
Other long-term liabilities	71,294	33,152
Total liabilities	317,322	276,316
Stockholders’ equity:
Common stock—$0.001 par value as of June 30, 2019 and December 31, 2018; 200,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 33,888,920 and 33,406,364 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	34	33
Paid-in capital	443,135	426,054
Accumulated other comprehensive (loss)/income	(457)	256
Accumulated deficit	(95,873)	(115,858)
Total equity	346,839	310,485
Total liabilities and equity	$664,161	$586,801
See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue	$111,803	$101,360	$215,782	$195,856
Cost of revenue	41,563	35,605	80,764	72,053
Gross profit	70,240	65,755	135,018	123,803
Operating expenses:
General and administrative	30,587	28,741	58,194	55,460
Sales and marketing	12,795	11,075	25,235	22,415
Bad debt expense	5,379	6,875	10,527	11,754
Research and development	3,532	2,733	6,865	6,022
Other charges	2,234	5,208	5,304	10,293
Total operating expenses	54,527	54,632	106,125	105,944
Income from operations	15,713	11,123	28,893	17,859
Other expense:
Interest expense	(2,538)	(2,684)	(5,020)	(4,574)
Loss on equity method investments	(154)	(45)	(186)	(184)
Other non-operating income/(expense), net	86	550	(968)	737
Total other expense, net	(2,606)	(2,179)	(6,174)	(4,021)
Income before income taxes	13,107	8,944	22,719	13,838
(Provision for)/benefit from income taxes	(4,807)	1,500	(2,734)	1,642
Net income	8,300	10,444	19,985	15,480
Net loss attributable to noncontrolling interest	—	—	—	(946)
Net income attributable to BioTelemetry, Inc.	$8,300	$10,444	$19,985	$16,426

Net income per common share attributable to BioTelemetry, Inc.:
Basic	$0.25	$0.32	$0.59	$0.51
Diluted	$0.23	$0.29	$0.55	$0.46
Weighted average number of common shares outstanding:
Basic	33,825	32,435	33,806	32,227
Dilutive common stock equivalents	2,493	3,143	2,638	3,187
Diluted	36,318	35,578	36,444	35,414
See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income attributable to BioTelemetry, Inc.	$8,300	$10,444	$19,985	$16,426
Other comprehensive income/(loss):
Foreign currency translation (loss)/gain	(711)	30	(713)	(167)
Comprehensive income attributable to BioTelemetry, Inc.	$7,589	$10,474	$19,272	$16,259

See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(in thousands)	June 30, 2019	June 30, 2018
OPERATING ACTIVITIES
Net income	$19,985	$15,480
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	10,527	11,754
Depreciation	11,012	11,236
Amortization	9,201	8,646
Stock-based compensation	6,026	4,923
Accretion of debt discount	621	621
Deferred income taxes	1,980	(3,258)
Change in fair value of acquisition-related contingent consideration	(1,810)	(700)
Other non-cash items	(398)	120
Changes in operating assets and liabilities:
Healthcare and other accounts receivable	(19,643)	(22,579)
Inventory	1,286	(2,376)
Prepaid expenses and other assets	(3,366)	1,700
Accounts payable	3,837	(582)
Accrued and other liabilities	(3,128)	(8,849)
Net cash provided by operating activities	36,130	16,136
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(44,766)	—
Purchases of property and equipment and investment in internally developed software	(16,092)	(9,937)
Net cash used in investing activities	(60,858)	(9,937)
FINANCING ACTIVITIES
Proceeds related to the exercising of stock options and employee stock purchase plan	4,729	6,152
Payments of tax withholdings related to vesting of share-based awards	(4,955)	(2,890)
Principal payments on long-term debt	(2,563)	(1,025)
Principal payments on finance lease obligations	(1,659)	(1,973)
Acquisition of noncontrolling interests	—	(2,885)
Net cash used in financing activities	(4,448)	(2,621)
Effect of exchange rate changes on cash	(1)	(166)
Net (decrease)/increase in cash and cash equivalents	(29,177)	3,412
Cash and cash equivalents - beginning of period	80,889	36,022
Cash and cash equivalents - end of period	$51,712	$39,434
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash purchases of property and equipment	$1,645	$1,131
Non-cash fair value of equity issued for acquisition of business	2,142	—
Non-cash acquisitions of noncontrolling interests	—	3,972
Cash paid for interest	4,327	3,675
Cash paid for taxes	$312	$1,107
See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	BioTelemetry, Inc. Equity
	Common Stock		Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Equity
(in thousands, except shares)	Shares	Amount
Balance at March 31, 2019	33,803,736	$34	$436,892	$254	$(104,173)	$333,007
Share issuances related to stock compensation plans	36,022	—	418	—	—	418
Stock-based compensation	—	—	3,477	—	—	3,477
Shares withheld to cover taxes on vesting of share based awards	(838)	—	(44)	—	—	(44)
Issuance of stock related to business combination	50,000	—	2,142	—	—	2,142
Deferred purchase price consideration - equity portion	—	—	250	—	—	250
Currency translation adjustment	—	—	—	(711)	—	(711)
Net income	—	—	—	—	8,300	8,300
Balance at June 30, 2019	33,888,920	$34	$443,135	$(457)	$(95,873)	$346,839

	BioTelemetry, Inc. Equity
	Common Stock		Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Noncontrolling Interest	Total Equity
(in thousands, except shares)	Shares	Amount
Balance at March 31, 2018	32,239,656	$33	$411,328	$(311)	$(152,696)	$(2,000)	$256,354
Share issuances related to stock compensation plans	480,766	—	3,666	—	—	—	3,666
Stock-based compensation	—	—	2,858	—	—	—	2,858
Shares withheld to cover taxes on vesting of share based awards	(5,232)	—	(151)	—	—	—	(151)
Acquisition of noncontrolling interest	—	—	(2,000)	—	—	2,000	—
Currency translation adjustment	—	—	—	30	—	—	30
Net income	—	—	—	—	10,444	—	10,444
Balance at June 30, 2018	32,715,190	$33	$415,701	$(281)	$(142,252)	$—	$273,201

See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	BioTelemetry, Inc. Equity
	Common Stock		Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Equity
(in thousands, except shares)	Shares	Amount
Balance at December 31, 2018	33,406,364	$33	$426,054	$256	$(115,858)	$310,485
Share issuances related to stock compensation plans	496,974	1	4,728	—	—	4,729
Stock-based compensation	—	—	6,026	—	—	6,026
Shares withheld to cover taxes on vesting of share based awards	(64,418)	—	(4,955)	—	—	(4,955)
Issuance of stock related to business combination	50,000	—	2,142	—	—	2,142
Deferred purchase price consideration - equity portion	—	—	9,140	—	—	9,140
Currency translation adjustment	—	—	—	(713)	—	(713)
Net income	—	—	—	—	19,985	19,985
Balance at June 30, 2019	33,888,920	$34	$443,135	$(457)	$(95,873)	$346,839

	BioTelemetry, Inc. Equity
	Common Stock		Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity
(in thousands, except shares)	Shares	Amount
Balance at December 31, 2017	31,906,195	$32	$409,517	$(114)	$(158,678)	$(1,054)	$249,703
Share issuances related to stock compensation plans	835,386	1	6,151	—	—	—	6,152
Stock-based compensation	—	—	4,923	—	—	—	4,923
Shares withheld to cover taxes on vesting of share based awards	(85,177)	—	(2,890)	—	—	—	(2,890)
Acquisition of noncontrolling interest	58,786	—	(2,000)	—	—	2,000	—
Currency translation adjustment	—	—	—	(167)	—	—	(167)
Net income/(loss)	—	—	—	—	16,426	(946)	15,480
Balance at June 30, 2018	32,715,190	$33	$415,701	$(281)	$(142,252)	$—	$273,201

See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies
a) Principles of Consolidation & Reclassifications
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X and include the accounts of BioTelemetry, Inc. and its controlled subsidiaries (“BioTelemetry,” the “Company,” “we,” “our” or “us”). In the opinion of management, all adjustments (which are of a normal and recurring nature) considered necessary to present fairly the financial position, the results of operations, and statements of comprehensive income, cash flows, and equity for the interim periods ended June 30, 2019 and 2018 have been included. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for any interim period are not indicative of the results of the full year. Certain information and footnote disclosures normally included in consolidated financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Certain reclassifications have been made to prior period statements to conform to the current period presentation. These consist of combining our contract liabilities into accrued liabilities on our consolidated balance sheet and combining the non-cash operating items of equity method investment loss and lease income/(expense) into other non-cash items, a component of our net cash provided by operating activities on our consolidated statements of cash flows. The reclassifications had no impact on previously reported current liabilities, working capital, consolidated results of operations, cash flows or accumulated deficit.
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
The fair value of acquisition-related contingent consideration (classified as Level 3) is measured on a recurring basis using a Monte Carlo simulation. This model uses assumptions, including estimated projected revenues, estimated stock price volatility in future periods, estimated discount rates and discounts for the lack of marketability of common stock. In addition to the recurring fair value measurements, the fair value of certain assets acquired and liabilities assumed in connection with a business combination are recorded at fair value, primarily using a discounted cash flow model (classified as Level 3). This valuation technique requires us to make certain assumptions, including future operating performance and cash flows, royalty rates and other such variables, which are discounted to present value using a discount rate that reflects the risk factors associated with future cash flow, the characteristics of the assets acquired and liabilities assumed and the experience of the acquired business. Non-financial assets such as goodwill, intangible assets, and property and equipment are subsequently measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. We assess the impairment of goodwill and intangible assets annually or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable.
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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

e) Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration is our obligation, arising from a business combination, to transfer additional assets and/or equity interests to the seller if certain future events occur or conditions are met. The fair value of the contingency is estimated as of the acquisition date using certain unobservable inputs (and therefore classified as Level 3 in the fair value hierarchy) and is recorded as a liability and/or equity depending on the terms of the acquisition agreement. We re-measure the estimated fair value of acquisition-related contingent consideration classified as a liability at each reporting date. Adjustments subsequent to the acquisition measurement period are recorded in other charges in the consolidated statements of operations. Changes to the inputs used in the measurement of acquisition-related contingent consideration include, but are not limited to: changes in the assumptions regarding probabilities of successful achievement of future events or conditions; the estimated timing in which the future events or conditions are achieved; estimated revenue projections; discounts for lack of marketability of our common stock; estimated stock price volatility; and the discount rate used to estimate the fair value of the liability. Acquisition-related contingent consideration may change significantly as our inputs and assumptions noted above evolve and additional data is obtained. The inputs and assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in different fair value estimates that may have a material impact on our results from operations and financial position.
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
At June 30, 2019 and December 31, 2018, one payor, Medicare, accounted for 13% and 15%, respectively, of our gross accounts receivable.
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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

We recognize right-of-use (“ROU”) assets at the inception of the arrangement as the present value of the lease payments plus our initial direct costs (if any), less any lease incentives. The corresponding liability is computed as the present value of the lease payments at inception. Assets are classified as either operating or finance ROU assets according to the classification criteria in ASC 842. Upon the adoption of ASC 842, we elected the transition practical expedients to not reassess lease identification, lease classification and initial indirect costs related to those leases entered into prior to adoption of ASC 842 and to not separate lease and non-lease components where we are the lessor when the requisite criteria is met to be treated as such. The present value of the lease payments is computed using the rate implicit in the lease (if known) or our incremental borrowing rate.
Operating lease costs are charged to operations on a straight-line basis over the lease term. Interest charged on the finance lease liabilities is charged to interest expense, while the amortization of the finance lease ROU asset is also charged to operations on a straight-line basis.
Under our policy, we do not record an ROU asset or corresponding liability for arrangements where the initial lease term is one year or less, or when the ROU asset at inception is deemed immaterial. Those leases are expensed on a straight-line basis over the term of the lease.
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
i) Stock-Based Compensation
ASC 718 - Compensation - Stock Compensation (“ASC 718”), addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for: (i) equity instruments of the enterprise or (ii) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. ASC 718 requires that an entity measure the cost of equity-based service awards issued to employees, such as stock options and restricted stock units (“RSUs”), based on the grant-date fair value of the award and recognize the cost of such awards over the requisite service period (generally, the vesting period of the award). The compensation expense associated with performance stock units (“PSUs”) is recognized ratably over the period between when the performance conditions are deemed probable of achievement and when the awards are vested. Performance stock options (“PSOs”) are valued and stock-based compensation expense is recorded once the performance conditions of the outstanding PSOs have achieved probability. Prior to July 1, 2018, we accounted for equity awards issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees; see “m) Recent Accounting Pronouncements; Accounting Pronouncements Recently Adopted” for further details related to our adoption of Accounting Standards Update (“ASU”) 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, during the three months ended June 30, 2018 and our current accounting for equity awards issued to non-employees.
We have historically recorded stock-based compensation expense based on the number of stock options or RSUs we expect to vest using our historical forfeiture experience and we periodically update

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
j) Income Taxes
We account for income taxes under the liability method, as described in ASC 740 - Income Taxes (“ASC 740”). Deferred income taxes are recognized for the tax consequences of temporary differences between the tax and consolidated financial statement reporting bases of assets and liabilities. When we determine that we will not be able to realize our deferred tax assets, we adjust the carrying value of the deferred tax asset through the valuation allowance.
Under ASC 740, the effects of changes in tax rates and tax laws on deferred tax balances are recognized in the period in which the new legislation is enacted. The total effect of tax law changes on deferred tax balances is recorded as a component of income tax expense.
We record unrecognized tax benefits in accordance with ASC 740 on the basis of a two-step process in which (i) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

the treasury stock method and shares expected to be issued in connection with acquisition-related contingent consideration arrangements when dilutive.
Certain stock options, which are priced higher than the average market price of our shares for the quarters ended June 30, 2019 and June 30, 2018 would be anti-dilutive and therefore have been excluded from the weighted average shares used in computing diluted net income per share. These options could become dilutive in future periods. Similarly, certain recently granted RSUs and PSUs are also excluded using the treasury stock method as their impact would be anti-dilutive. The dilutive effect of weighted average shares outstanding excludes approximately 0.6 million and 0.4 million shares for the three and six month periods ended June 30, 2019, respectively, and excludes approximately 0.6 million and 0.7 million shares for the three and six month periods ended June 30, 2018, respectively, as their effect would have been anti-dilutive on our net income per share.
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
m) Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The updated guidance also requires an entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. Historically, our implementation costs incurred in hosting service contracts have not been material. We early adopted this standard effective April 1, 2019 on a prospective basis. Upon adoption, our cloud computing implementation costs are deferred and recorded as a component of technology within intangible assets in our consolidated balance sheet and amortized to selling, general and administrative costs over the life of the service arrangement on our statement of operations. This update did not have a material impact on our financial position, results of operations or disclosures.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In August 2018, the U.S. Securities and Exchange Commission (“SEC”) adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. Additionally, the amendments expanded the disclosure requirements on the consolidated statements of equity for interim consolidated financial statements. Under the amendments, a summary of changes in each caption of stockholders’ equity presented in the consolidated balance sheets must be provided in a note or separate statement. The consolidated statements of equity should present a reconciliation of the beginning balance to the ending balance of each period for which the consolidated statement of comprehensive income is required to be filed. This final rule was effective in the fourth quarter of 2018. The SEC provided relief on the effective date until the first quarter of 2019, and we adopted this rule in the first quarter of 2019.
In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). This update expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606 - Revenue from Contracts with Customers (“ASC 606”). The amendments in ASU 2018-07 are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. We adopted this standard on July 1, 2018, effective January 1, 2018, and this standard did not have a material impact on our financial position, results of operations or disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases. This standard, along with several subsequent updates, requires lessees to recognize most leases on their balance sheet, make selected changes to lessor accounting and disclose additional key information about leases. We adopted these updates on January 1, 2019, using the optional modified retrospective transition method utilizing practical expedients available. The adoption of the new standard resulted in the recording, as of January 1, 2019, of additional ROU assets of $22.7 million as a component of other assets, current ROU liabilities of $6.2 million as a component of accrued liabilities and long-term ROU liabilities of $16.5 million, all of which relate to our operating leases. The adoption of the new standard did not materially impact our consolidated results of operations and had no impact on our cash flows.
Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. This update introduces the current expected credit loss model, which will require an entity to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. This update will be effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the impact of this update on our consolidated financial statements and related disclosures.

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
Disaggregation of Revenue
We disaggregate revenue from contracts with customers by payor type and major service line. We determined that disaggregating revenue into these categories achieves the disclosure objective of illustrating the differences in the nature, amount, timing and uncertainty of our revenue streams. Disaggregated revenue by payor type and major service line for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30, 2019
(in thousands)	Healthcare	Research	Other	Total Consolidated
Payor/Service Line
Remote cardiac monitoring services - Medicare	$36,096	$—	$—	$36,096
Remote cardiac monitoring services - commercial payors	58,908	—	—	58,908
Clinical trial support and related services	—	13,879	—	13,879
Technology devices, consumables and related services	—	—	2,920	2,920
Total	$95,004	$13,879	$2,920	$111,803

	Three Months Ended June 30, 2018
(in thousands)	Healthcare	Research	Other	Total Consolidated
Payor/Service Line
Remote cardiac monitoring services - Medicare	$36,599	$—	$—	$36,599
Remote cardiac monitoring services - commercial payors	50,124	—	—	50,124
Clinical trial support and related services	—	12,546	—	12,546
Technology devices, consumables and related services	—	—	2,091	2,091
Total	$86,723	$12,546	$2,091	$101,360

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Six Months Ended June 30, 2019
(in thousands)	Healthcare	Research	Other	Total Consolidated
Payor/Service Line
Remote cardiac monitoring services - Medicare	$70,031	$—	$—	$70,031
Remote cardiac monitoring services - commercial payors	112,982	—	—	112,982
Clinical trial support and related services	—	26,843	—	26,843
Technology devices, consumables and related services	—	—	5,926	5,926
Total	$183,013	$26,843	$5,926	$215,782

	Six Months Ended June 30, 2018
(in thousands)	Healthcare	Research	Other	Total Consolidated
Payor/Service Line
Remote cardiac monitoring services - Medicare	$66,814	$—	$—	$66,814
Remote cardiac monitoring services - commercial payors	100,460	—	—	100,460
Clinical trial support and related services	—	23,790	—	23,790
Technology devices, consumables and related services	—	—	4,792	4,792
Total	$167,274	$23,790	$4,792	$195,856

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
We have not made any significant changes to judgments in applying ASC 606 to the Healthcare segment during the three and six months ended June 30, 2019.
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
We have not made any significant changes to judgments in applying ASC 606 to the Research segment during the three and six months ended June 30, 2019.
Other Revenue (Other category)
Our Other category revenue is primarily derived from the sale of non-invasive cardiac monitors to healthcare companies, wireless blood glucose meters and test strips to wholesale distributors of diabetes supplies and diabetic patients, as well as product repairs. Performance obligations are primarily the sale of devices, related goods and repairs provided by us. These contracts transfer control to a customer at a point in time based on the transfer of title for the underlying good or service. We provide standard warranty provisions.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

We determine the transaction price based on fixed consideration in our contractual agreements with our customers and allocate the transaction price to each performance obligation based on the relative stand-alone selling price. We determine the relative stand-alone selling price utilizing our observable prices for the sale of the underlying goods.
We have not made any significant changes to judgments in applying ASC 606 to the Other category during the three and six months ended June 30, 2019.
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
As of June 30, 2019 and December 31, 2018, we had contract liabilities of $2.3 million and $3.1 million, respectively, primarily related to the Research segment where customers paid upfront deposits upon contract execution for future services to be performed by us. If the contract is canceled, these upfront deposits are refundable if service was not yet provided. Our contract liabilities are now included as a component of accrued liabilities on our consolidated balance sheets.
For the three months ended June 30, 2019, the amount recognized as revenue from the contract liabilities balance at March 31, 2019 was $0.9 million, while for the six months ended June 30, 2019, the amount recognized as revenue from the contract liabilities balance as of December 31, 2018 was $1.6 million. Similarly, for the three months ended June 30, 2018, the amount recognized as revenue from the contract liabilities balance at March 31, 2018 was $1.4 million, while for the six months ended June 30, 2018, the amount recognized as revenue from the contract liabilities balance as of December 31, 2017 was $2.2 million. No significant changes or impairment losses occurred to contract balances during the six months ended June 30, 2019.
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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

3. Acquisitions
ADEA Medical AB
During the second quarter of 2019, we acquired all of the remaining outstanding equity of ADEA Medical AB (“ADEA”), a limited liability company incorporated and registered under the laws of Sweden. ADEA provides cardiac monitoring in northern Europe.
Pursuant to the acquisition agreement, we agreed to issue the owners of ADEA 50,000 shares of our common stock, with a fair value of approximately $2.1 million, as well as to pay approximately $0.2 million in cash. The shares are restricted, with the restrictions related to 10,000 shares expiring in the fourth quarter of 2019, and the restrictions on the remaining 40,000 shares expiring in the second quarter of 2022, and are available to satisfy indemnification obligations.
Prior to the second quarter of 2019, we accounted for our 23.8% stake in ADEA as an equity method investment. We accounted for the acquisition of the remaining equity of ADEA as a step acquisition, which required us to re-measure our previous ownership interest to fair value prior to application of purchase accounting and recognize the difference between the fair value and the carrying value of the equity method investment. The total preliminary purchase price of ADEA is $3.3 million, primarily consisting of the equity and cash consideration paid in the second quarter of 2019, plus the amounts paid for our initial investment in ADEA in 2018. We then allocated this purchase price to the assets acquired and liabilities assumed. The acquired net assets consisted primarily of customer relationships and non-compete agreements. The excess of the fair value of the purchase price over the fair value of the net assets acquired has been recognized as goodwill, which represents the expected future benefits arising from the assembled workforce and other synergies attributable to cost savings opportunities. We have preliminarily recognized $2.3 million of goodwill as a result of the acquisition, all of which has been assigned to the Healthcare segment. None of this goodwill will be deductible for tax purposes.
We have recorded our preliminary fair value estimates related to the ADEA acquisition as of June 30, 2019, which are subject to subsequent adjustment as additional information is obtained during the applicable measurement period. The primary areas of these estimates that are not yet finalized relate to the identifiable intangible assets and the accounting for deferred income taxes. We expect to finalize all accounting for the ADEA acquisition within one year of the acquisition date.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

We do not consider this acquisition to be significant to our results of operations. The transaction costs related to this acquisition and revenues and results of operations of ADEA prior to our acquisition were all immaterial.
Geneva Healthcare, Inc.
On March 1, 2019, we acquired Geneva Healthcare, Inc. (“Geneva”) for cash consideration in the amount of $45.9 million. In addition, pursuant to the terms of the Agreement and Plan of Merger, dated January 25, 2019, by and among Geneva, BioTelemetry, Inc., Tyersall Merger Sub, Inc., and the Securityholders’ Representative (the “Geneva Agreement”), on the third anniversary date of the closing date, the Securityholders (as defined in the Geneva Agreement) are eligible to receive additional consideration in the form of cash payments, as well as shares of BioTelemetry common stock, with a total estimated present value of $32.0 million as of the March 1, 2019 acquisition date, for a total aggregate purchase price of $77.9 million. Concurrent with the closing of the acquisition, the Securityholders made elections as to the percentage mix of their total additional consideration to be settled in cash or common stock.
The estimated additional consideration of $32.0 million, as of the March 1, 2019 acquisition date, consists of the following:

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

•
The estimated present value of the future cash payment of $11.1 million, which totals $9.7 million as of the acquisition date, as well as the estimated fair value of our common stock of $9.1 million, has been included within the preliminary purchase price for Geneva. The estimated present value of the future cash payment is recorded as a component of other long-term liabilities and will be accreted to its redemption value through interest expense through the payment date. The estimated fair value of the 131,594 shares our common stock has been recorded within paid-in-capital.

•
The Securityholders will also be eligible to receive additional consideration, in the form of both cash and shares, based on a predetermined formula that is driven by the future revenues of Geneva and does not have a predetermined limit. The total estimated acquisition-related contingent consideration as of the March 1, 2019 acquisition date is $13.2 million, which is also included in the preliminary purchase price of Geneva. The $13.2 million is recorded within other long-term liabilities and will be marked to market through earnings on a quarterly basis throughout the earn-out period. The equity portion of the acquisition-related contingent consideration requires liability classification and mark-to-market accounting pursuant to the provisions of ASC 815 - Derivatives and Hedging.

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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

request routine device checks, helping drive significant in-office efficiencies and patient compliance. We plan to merge this functionality with that of the Healthcare segment user interface, which we believe will drive greater workflow and data management efficiencies to the clients we serve.
We accounted for the transaction as a business combination, and as such, all assets acquired and liabilities assumed were recorded at their estimated fair values. The excess of the fair value of the purchase price over the fair value of the net assets acquired has been recognized as goodwill, which represents the expected future benefits arising from the assembled workforce and other synergies attributable to cost savings opportunities. We have preliminarily recognized $62.8 million of goodwill as a result of the acquisition, all of which has been assigned to the Healthcare segment. None of this goodwill will be deductible for tax purposes.
The amounts below represent our preliminary fair value estimates related to the Geneva acquisition as of June 30, 2019 and are subject to subsequent adjustment as additional information is obtained during the applicable measurement period. Measurement period adjustments recorded during the second quarter of 2019 consisted primarily of decreasing additional consideration by $2.2 million. The primary areas of these estimates that are not yet finalized relate to certain tangible assets acquired and liabilities assumed, including deferred taxes, as well as the identifiable intangible assets and the fair value of the additional consideration. We expect to finalize all accounting for the Geneva acquisition within one year of the acquisition date.

(in thousands, except years)	Amount	Weighted Average Life (Years)
Fair value of assets acquired:
Cash and cash equivalents	$1,376
Healthcare accounts receivable	1,500
Prepaid expenses and other current assets	234
Identifiable intangible assets:
Customer relationships	3,500	12
Technology	8,900	7
Trade names	2,500	15
Total identifiable intangible assets	14,900
Total assets acquired	18,010
Fair value of liabilities assumed:
Accounts payable	215
Accrued liabilities	878
Deferred tax liabilities	1,879
Total liabilities assumed	2,972

Total identifiable net assets	15,038
Goodwill	62,842
Net assets acquired	$77,880

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

We have incurred $1.4 million of acquisition related costs associated with Geneva for the six months ended June 30, 2019. The revenues and income of Geneva for periods prior to our acquisition were immaterial to our consolidated operating results.
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

4. Inventory
Inventory consists of the following:

(in thousands)	June 30, 2019	December 31, 2018
Raw materials and supplies	$3,277	$3,667
Finished goods	2,760	3,656
Total inventory	$6,037	$7,323

Inventory, which includes purchased parts, materials, direct labor and applied manufacturing overhead, is stated at the lower of cost or market (net realizable value or replacement cost), with cost determined by use of the first-in, first-out method.

5. Fair Value Measurements
We have determined that our long-term debt, classified as Level 2, has a fair value consistent with its carrying value, exclusive of debt discount and deferred charges, of $196.6 million and $198.5 million as of June 30, 2019 and December 31, 2018, respectively.
Acquisition-related contingent consideration represents our contingent payment obligations related to our acquisitions and is measured at fair value, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of acquisition-related contingent consideration uses assumptions we believe would be made by a market participant. We assess these estimates on an ongoing basis as additional data impacting the assumptions is obtained. The balance of the fair value of acquisition-related contingent consideration is recognized within other long-term liabilities on our consolidated balance sheet as of June 30, 2019. Subsequent to the measurement period, adjustments to acquisition-related contingent consideration are recorded in other charges in the consolidated statements of operations.
The following table provides a reconciliation of the beginning and ending balances of acquisition-related contingent consideration:

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Beginning balance	$15,990	$—	$—	$700
Initial acquisition-related contingent consideration	—	—	15,990	—
Measurement period adjustments to acquisition-related contingent consideration	(2,820)	—	(2,820)	—
Changes in fair value of acquisition-related contingent consideration	(1,810)	—	(1,810)	(700)
Ending balance	$11,360	$—	$11,360	$—

In conjunction with the Geneva acquisition, we recognized $13.2 million of acquisition-related contingent consideration on March 1, 2019 as a component of other long-term liabilities, as the contingency will be finalized after the third anniversary of the closing date. There was no value assigned to the acquisition-related contingent consideration related to the ActiveCare acquisition as the achievement of the contingency was not probable as of June 30, 2019.
The estimated fair value of the acquisition-related contingent consideration related to the Geneva acquisition was estimated using a Monte Carlo simulation, that considered numerous variables, including estimated projected revenues and estimated stock price volatility in future periods, as well as estimated discount rates and discounts for lack of marketability of common stock. These estimates are subject to a significant level of judgment.
During the three months ended June 30, 2019, excluding the measurement period adjustments, the acquisition-related contingent consideration related to the Geneva acquisition declined $1.8 million due primarily to changes in estimates associated with our future stock price. During the six months ended June 30, 2018, the fair values of the acquisition-related contingent consideration related to our 2016 Telcare acquisition decreased $0.7 million, as it was no longer probable that any of the contingencies would be met.

6. Goodwill and Intangible Assets
Goodwill was recognized at the time of our acquisitions. The following table presents the carrying amount of goodwill allocated to our reportable segments, as well as the changes to goodwill during the six months ended June 30, 2019:

	Reporting Segment
(in thousands)	Healthcare	Research	Corporate and Other	Total
Balance at December 31, 2018	$213,507	$16,293	$9,014	$238,814
Goodwill acquired	65,167	—	—	65,167
Balance at June 30, 2019	$278,674	$16,293	$9,014	$303,981

The goodwill acquired in the Healthcare segment is due to the Geneva and ADEA acquisitions. Refer to “Note 3. Acquisitions” for details.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The gross carrying amounts and accumulated amortization of our intangible assets are as follows:

(in thousands, except years)	Weighted Average Life (Years)	June 30, 2019	December 31, 2018
Gross Carrying Value:
Customer relationships	10.3	$150,523	$146,200
Technology including internally developed software	6.0	27,957	18,078
Backlog	3.7	6,860	6,860
Covenants not to compete	4.9	1,205	1,040
Trade names	15.0	2,500	—
Total intangible assets, gross		189,045	172,178
Accumulated Amortization:
Customer relationships		(32,085)	(24,870)
Technology including internally developed software		(12,145)	(10,879)
Backlog		(6,214)	(5,827)
Covenants not to compete		(1,016)	(949)
Trade names		(55)	—
Total accumulated amortization		(51,515)	(42,525)
Total intangible assets, net		$137,530	$129,653

As of June 30, 2019, the estimated amortization for the remainder of 2019, the next four years, and thereafter, is summarized as follows:

(in thousands)
Remainder of 2019	$9,418
2020	18,104
2021	17,466
2022	16,854
2023	16,683
Thereafter	59,005
Total estimated amortization	$137,530

7. Equity Method Investments
On October 31, 2018, we acquired an ownership interest in ADEA , for approximately $0.9 million. This investment was accounted for under the equity method. During the second quarter of 2019, we acquired all of the remaining outstanding equity of ADEA. In conjunction with this step acquisition, we derecognized our equity method investment in ADEA and recognized the fair value of the assets acquired and liabilities assumed from ADEA in our consolidated financial statements. For more information, see “Note 3. Acquisitions.”
We hold an ownership interest in Well Bridge Health, Inc. (“Wellbridge”). The investment is accounted for under the equity method. Our Chief Executive Officer sits on Wellbridge’s board of directors,

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

and therefore, Wellbridge is considered a related party. There were no material related-party transactions between the parties during the three and six months ended June 30, 2019.
As of June 30, 2019, our investment in Wellbridge represented 32.2% of their outstanding stock. A summary of our investments recorded as a component of other assets is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Beginning balance	$2,012	$1,292	$2,044	$1,431
Derecognition of ADEA investment	(746)	—	(746)	—
Loss on equity method investments	(154)	(45)	(186)	(184)
Ending balance	$1,112	$1,247	$1,112	$1,247

8. Accrued Liabilities
Accrued liabilities consist of the following:

(in thousands)	June 30, 2019	December 31, 2018
Compensation	$9,093	$13,443
Right of use liabilities - operating leases	5,257	—
Professional fees	4,311	4,260
Contract liabilities	2,286	3,080
Non-income taxes	1,781	906
Interest	645	702
Operating costs	671	1,095
Facility costs	105	106
Other	1,778	1,097
Total	$25,927	$24,689

9. Credit Agreement
In 2017, we entered into a credit agreement with SunTrust Bank, as a lender and an agent for the lenders (the “Lenders”) (the “SunTrust Credit Agreement”). Pursuant to the SunTrust Credit Agreement, the Lenders agreed to make loans to us as follows: (i) a term loan in an aggregate principal amount equal to $205.0 million; and (ii) a $50.0 million revolving credit facility for ongoing working capital purposes.
The loans bear interest at an annual rate, at our election, of (i) with respect to LIBOR rate loans, LIBOR plus the applicable margin and (ii) with respect to base rate loans, the Base Rate (the “prime rate” as published in the Wall Street Journal) plus the applicable margin. The applicable margin for both LIBOR and Base Rate loans is determined by reference to our Consolidated Total Net Leverage Ratio, as defined in the SunTrust Credit Agreement. As of June 30, 2019, the applicable margin is 1.5% for LIBOR loans and 0.5% for base rate loans.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The carrying amount of the term loan was $196.6 million as of June 30, 2019, which is the principal amount outstanding, net of $3.8 million of unamortized deferred financing costs to be amortized over the remaining term of the credit facility. The revolving credit facility is subject to an unused commitment fee, which is determined by reference to our Consolidated Total Net Leverage Ratio. Our unused commitment fee as of June 30, 2019 was 0.2%, and the revolving credit facility remains undrawn as of that date.
Covenants
The SunTrust Credit Agreement contains affirmative and financial covenants regarding the operations of our business and certain negative covenants that, among other things, limit our ability to incur additional indebtedness, grant certain liens, make certain investments, merge or consolidate, make certain restricted payments and engage in certain asset dispositions, including a sale of all, or substantially all, of our property. As of June 30, 2019, we were in compliance with our covenants.

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
The components of our lease expense are as follows:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2019	June 30, 2019
Operating lease cost:
Operating lease cost	$1,513	$2,921
Short-term lease cost	19	165
Total operating lease cost	1,532	3,086

Finance lease cost:
Amortization of right-of-use asset	848	1,713
Interest on lease liabilities	14	38
Total finance lease cost	862	1,751

Total lease cost	$2,394	$4,837

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Supplemental balance sheet information related to leases as of June 30, 2019 is as follows:

(in thousands, except percentage and years)	Operating Leases	Finance Leases
Property and equipment, net	$—	$942
Other assets	19,490	—
Total right-of-use assets	19,490	942

Accrued liabilities	5,257	—
Current portion of finance lease obligations	—	590
Long-term portion of finance lease obligations	—	419
Other long-term liabilities	16,386	—
Total lease obligations	$21,643	$1,009

Weighted average remaining lease term (years)	5.3	2.1
Weighted average discount rate	4.4%	4.9%

Future maturities of lease liabilities are as follows:

(in thousands)	Operating Leases	Finance Leases
Remainder of 2019	$3,059	$357
2020	5,807	412
2021	4,424	191
2022	3,058	94
2023	2,268	—
Thereafter	5,806	—
Total minimum lease payments	24,422	1,054
Less imputed interest	(2,779)	(45)
Total	$21,643	$1,009

Supplemental cash flow information related to leases is as follows:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(1,393)	$(2,865)
Operating cash flows from finance leases	(14)	(38)
Financing cash flows from finance leases	(496)	(1,659)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	6	21,816
Finance leases	$—	$787

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

11. Other Charges
We account for expenses associated with exit or disposal activities in accordance with ASC 420 - Exit or Disposal Cost Obligations and record the expenses in other charges in our consolidated statements of operations. The related accruals are recorded in the accrued liabilities line of our consolidated balance sheets.
We account for expenses associated with our acquisitions and certain litigation as other charges as incurred. These expenses are primarily a result of activities surrounding our acquisitions and legal fees related to patent litigation in which we are the plaintiff. Other charges are costs that are not considered necessary to the ongoing business operations. We have reclassified the disclosure of these costs to more closely align with the discussion in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and in our earnings release, which are summarized as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
LifeWatch AG integration costs	$241	$2,208	$378	$7,204
Geneva integration costs	1,181	—	2,604	—
Reserve for note receivable	—	1,793	—	1,793
Change in fair value of acquisition-related contingent consideration	(1,810)	—	(1,810)	(700)
Patent and other litigation	2,622	781	3,651	1,212
Other costs	—	426	481	784
Total	$2,234	$5,208	$5,304	$10,293

12. Equity
Common Stock
As of June 30, 2019 and December 31, 2018, we were authorized to issue 200,000,000 shares of common stock. As of June 30, 2019 and December 31, 2018, we had 33,888,920 and 33,406,364, respectively, shares issued and outstanding.
Preferred Stock
As of June 30, 2019 and December 31, 2018, we were authorized to issue 10,000,000 shares of preferred stock. As of June 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.
Noncontrolling Interest
During 2018, after a formal restructuring of shareholdings approved by the board of directors of LifeWatch Turkey Holding AG (“LifeWatch Turkey”), we became the sole shareholder of LifeWatch Turkey. No cash or other consideration was exchanged to effect this transaction. As a result, we no longer reflect a noncontrolling interest on our consolidated balance sheet; however, we reflected the net loss

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

attributable to the noncontrolling interest in our consolidated statement of operations during 2018 for the period of time where we did not own the entire entity.

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
2017 Omnibus Incentive Plan (OIP)
In May 2017, our stockholders approved the OIP, which replaced the 2008 Plan. Stock options, RSUs, PSUs and PSOs have been granted under the OIP. There were 2,020,940 shares available for grant under the OIP as of June 30, 2019.
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
Stock option and PSO activity is summarized as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2018	2,661,282	$15.94
Granted	277,142	70.31
Forfeited	(44,168)	26.67
Exercised	(186,235)	6.43
Outstanding as of June 30, 2019	2,708,021	$21.98	6.1	$79,332
Exercisable as of June 30, 2019	1,747,093	$9.16	4.7	$68,115
Expected to vest as of June 30, 2019	872,033	$45.29	8.6	$10,179

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Performance Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2018	135,000	$20.64
Granted	—	—
Forfeited	—	—
Exercised	(105,000)	20.41
Outstanding as of June 30, 2019	30,000	$21.45	7.5	$801
Exercisable as of June 30, 2019	30,000	$21.45	7.5	$801

The table below summarizes certain additional information with respect to our options:

	Three Months Ended		Six Months Ended
(in thousands, except per option amounts)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Aggregate intrinsic value of options exercised	$864	$15,715	$16,923	$17,879
Cash received from the exercise of stock options	418	3,665	3,341	4,992
Weighted average grant date fair value per option	$30.24	$20.17	$40.76	$19.79

The total compensation cost of options granted but not yet vested at June 30, 2019 was $22.2 million, which is expected to be recognized over a weighted average period of approximately three years.
RSU and PSU activity is summarized as follows:

	Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Units outstanding as of December 31, 2018	358,683	$22.22	87,109	$37.79
Granted	77,248	65.53	34,088	86.29
Forfeited	(10,834)	30.24	(25,000)	37.79
Vested	(173,664)	13.73	—	—
Units outstanding as of June 30, 2019	251,433	$41.04	96,197	$54.98

Consistent with 2018, during 2019, we granted awards to certain participants in the form of PSUs. These PSUs will vest at the end of a three-year performance period only if specific financial performance metrics are met, and the vested shares will then be modified based on relative total shareholder return. The 34,088 2019 PSUs were granted at “target” levels; however, for share pool purposes, we have reserved an additional 34,088 shares in the event that the combined financial performance and market conditions achieve maximum levels. For the 2018 and 2019 PSUs combined, we have 96,197 shares reserved as of June 30, 2019 in the event that actual results exceed “target” levels. For the three and six months ended June 30, 2019, stock-based compensation expense related to these PSUs was recognized in accordance with ASC 718 for both employees and non-employees, as amended by the adoption of ASU 2018-07 (see “Note 1.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Summary of Significant Accounting Policies; m) Recent Accounting Pronouncements; Accounting Pronouncements Recently Adopted” for further detail regarding ASU 2018-07).
Additional information about our RSUs is summarized as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Aggregate market value of RSUs vested	$1,279	$1,478	$12,833	$7,873

The total compensation cost of RSUs and PSUs granted but not yet vested, inclusive of the PSUs for which vesting has been deemed probable at June 30, 2019, was $8.6 million, which is expected to be recognized over a weighted average period of approximately two years. Additionally, there were 588,359 RSUs vested but not released at June 30, 2019.
Employee Stock Purchase Plan
In May 2017, our stockholders approved the BioTelemetry, Inc. 2017 Employee Stock Purchase Plan (“2017 ESPP”) with 500,000 shares reserved for issuance, which replaced the 2008 Employee Stock Purchase Plan. Substantially all of our employees are eligible to participate in the 2017 ESPP. Under the 2017 ESPP, each participant may purchase through payroll deductions up to $21,500 of our shares in a calendar year. The price per share is equal to the lower of 85% of the fair market price on the first day of the offering period or 85% of the fair market price on the day of purchase. Proceeds received from the issuance of shares are credited to stockholders’ equity in the period that the shares are issued. Purchases under the 2017 ESPP are made in March and September. For the six months ended June 30, 2019, an aggregate of 43,888 shares were purchased in accordance with the 2017 ESPP. Net proceeds from the issuance of shares of common stock under the 2017 ESPP for the six months ended June 30, 2019 were $1.4 million. At June 30, 2019, 287,208 shares remain available for purchase under the 2017 ESPP.
Our aggregate stock-based compensation expense is summarized as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Stock options	$1,820	$1,717	$3,279	$2,828
Restricted stock units	1,074	840	1,993	1,560
Performance stock units	152	—	71	—
Employee stock purchase plan	431	301	683	535
Total stock-based compensation expense	$3,477	$2,858	$6,026	$4,923

14. Income Taxes
The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur. We review and update our estimated annual effective tax rate each quarter. We recorded an income tax provision of $4.8 million and $2.7 million for the three and six months ended June 30, 2019, respectively, based on our estimated annual effective tax rate adjusted for discrete items. We recognized an income tax

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

benefit of $1.5 million and $1.6 million for the three and six months ended June 30, 2018, respectively, due primarily to a discrete benefit recorded for equity compensation deductions.
At June 30, 2019 and December 31, 2018, we had deferred tax assets, net of deferred tax liabilities and valuation allowance, of $16.1 million and $20.0 million, respectively.
We recognize interest and penalties, where applicable, related to unrecognized tax benefits within the benefit from/(provision for) income taxes line in the consolidated statements of operations. During the six months ended June 30, 2019, we recognized an immaterial amount of interest expense in the consolidated statements of operations associated with our unrecognized tax benefits.
At June 30, 2019 and December 31, 2018, we had net reserves of $33.6 million and $31.3 million, respectively, for unrecognized tax benefits, which are recorded as a component of other long-term liabilities within our consolidated balance sheets.

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
Expenses that can be specifically identified with a segment have been included as deductions in determining pre-tax segment income. Any remaining expenses including integration, restructuring and other charges, as well as the elimination of costs associated with intercompany revenue, are included in Corporate and Other. Also included in Corporate and Other is our net interest expense and other financing expenses. We do not allocate assets to the individual segments.

	Three Months Ended June 30, 2019
(in thousands)	Healthcare	Research	Corporate and Other	Consolidated
Revenue	$95,004	$13,879	$2,920	$111,803
Gross profit	64,387	5,335	518	70,240
Income/(loss) before income taxes	32,514	1,052	(20,459)	13,107
Depreciation and amortization	8,458	1,004	861	10,323
Capital expenditures	9,080	1,306	372	10,758

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended June 30, 2018
(in thousands)	Healthcare	Research	Corporate and Other	Consolidated
Revenue	$86,723	$12,546	$2,091	$101,360
Gross profit	60,882	5,328	(455)	65,755
Income/(loss) before income taxes	34,875	1,520	(27,451)	8,944
Depreciation and amortization	4,948	967	4,139	10,054
Capital expenditures	7,077	911	(1,989)	5,999

	Six Months Ended June 30, 2019
(in thousands)	Healthcare	Research	Corporate and Other	Consolidated
Revenue	$183,013	$26,843	$5,926	$215,782
Gross profit	124,251	9,669	1,098	135,018
Income/(loss) before income taxes	62,122	1,816	(41,219)	22,719
Depreciation and amortization	16,618	1,932	1,663	20,213
Capital expenditures	13,522	1,788	782	16,092

	Six Months Ended June 30, 2018
(in thousands)	Healthcare	Research	Corporate and Other	Consolidated
Revenue	$167,274	$23,790	$4,792	$195,856
Gross profit	113,851	10,246	(294)	123,803
Income/(loss) before income taxes	52,599	2,306	(41,067)	13,838
Depreciation and amortization	16,384	1,977	1,521	19,882
Capital expenditures	12,141	1,202	(3,406)	9,937

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
Company Background
We are the leading remote medical technology company focused on the delivery of health information to improve quality of life and reduce cost of care. We provide remote cardiac monitoring, remote blood glucose monitoring, centralized core laboratory services for clinical trials and original equipment manufacturing that serves both healthcare and clinical research customers. We operate under two reportable segments: Healthcare and Research. Healthcare is focused on the diagnosis and monitoring of cardiac arrhythmias or heart rhythm disorders, as well as monitoring the functionality of implantable cardiac devices. We offer cardiologists, electrophysiologists, neurologists and primary care physicians a full spectrum of solutions, which provides them with a single source of cardiac monitoring services. These services range from the differentiated remote cardiac telemetry service to event, traditional Holter, extended-wear Holter, Pacemaker and International Normalized Ratio monitoring. Research is engaged in centralized core laboratory services providing cardiac monitoring, imaging services, scientific consulting and data management services for drug and medical device trials. Included in the Corporate and Other category is the manufacturing, testing and marketing of cardiac and blood glucose monitoring devices to medical companies, clinics and hospitals and corporate overhead and other items not allocated to any of our reportable segments.
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

Critical Accounting Policies and Estimates
We have prepared the consolidated financial statements and accompanying notes included in “Part I; Item 1. Financial Statements” of this report in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). This requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. These estimates and assumptions are based on historical experience, analysis of current trends, and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions.
We periodically reevaluate our accounting policies, assumptions, and estimates and make adjustments when facts and circumstances warrant. Our significant accounting policies are described in “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 2. Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The accounting policies and related assumptions that we consider to be more critical to the preparation of our consolidated financial statements and accompanying notes and involve the most significant management judgments and estimates are described in “Part II; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Except for the implementation of Accounting Standards Codification (“ASC”) 842 - Leases and the acquisition-related contingent consideration associated with the Geneva acquisition, there were no material changes in, or additions to, our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.

Results of Operations
Three Months Ended June 30, 2019 and June 30, 2018
Revenue

	Three Months Ended		Change
(in thousands, except percentages)	June 30, 2019	June 30, 2018	$	%
Healthcare	$95,004	$86,723	$8,281	9.5%
Research	13,879	12,546	1,333	10.6%
Other	2,920	2,091	829	39.6%
Total revenue	$111,803	$101,360	$10,443	10.3%
Total revenue for the three months ended June 30, 2019 increased 10.3%, due to growth in revenue across all of our businesses. Healthcare revenue growth was primarily driven by increased patient volume, primarily for our mobile cardiac telemetry (“MCT”) and extended wear Holter services, as well as the addition of the implantable device monitoring revenue contributed by Geneva, which we acquired on March 1, 2019. The positive impact of the higher patient volume was partially offset by the MCT Medicare rate reduction, which went into effect January 1, 2019. Research revenue continues to benefit from new studies resulting from the utilization of ePatch™, our extended Holter device. Other revenue increased due to continued growth of diabetic product sales.
Gross Profit

	Three Months Ended		Change
(in thousands, except percentages)	June 30, 2019	June 30, 2018	$	%
Gross profit	$70,240	$65,755	$4,485	6.8%
Percentage of revenue	62.8%	64.9%
Gross profit for the three months ended June 30, 2019 increased primarily due to the higher revenue. Our gross profit percentage declined 205 basis points. The Company’s hiring of operational staff did not keep pace with our volume growth in early 2018, creating a higher than average gross margin percentage in the second quarter 2018. In addition, our gross margin percent was impacted by the reduction of MCT Medicare reimbursement, which went into effect January 1, 2019.

General and Administrative Expense

	Three Months Ended		Change
(in thousands, except percentages)	June 30, 2019	June 30, 2018	$	%
General and administrative expense	$30,587	$28,741	$1,846	6.4%
Percentage of revenue	27.4%	28.4%
General and administrative expense increased for the three months ended June 30, 2019 primarily due to costs associated with the ongoing investment in our business systems and infrastructure, increased charitable contributions to fund pediatric cardiac procedures in developing countries, as well as the addition of Geneva.
Sales and Marketing Expense

	Three Months Ended		Change
(in thousands, except percentages)	June 30, 2019	June 30, 2018	$	%
Sales and marketing expense	$12,795	$11,075	$1,720	15.5%
Percentage of revenue	11.4%	10.9%
Sales and marketing expense increased for the three months ended June 30, 2019 primarily due to increased headcount-related expenses due to the ongoing investment in our field sales force as well as the addition of Geneva.
Bad Debt Expense

	Three Months Ended		Change
(in thousands, except percentages)	June 30, 2019	June 30, 2018	$	%
Bad debt expense	$5,379	$6,875	$(1,496)	(21.8)%
Percentage of revenue	4.8%	6.8%
Bad debt expense decreased for the three months ended June 30, 2019 primarily due to a prior year $1.1 million specific reserve related to a customer bankruptcy in the Other category. The majority of our bad debt expense relates to our Healthcare business. Bad debt expense in Research and the Other category was minimal and is recorded on a specific account basis.
Research and Development Expense

	Three Months Ended		Change
(in thousands, except percentages)	June 30, 2019	June 30, 2018	$	%
Research and development expense	$3,532	$2,733	$799	29.2%
Percentage of revenue	3.2%	2.7%
Research and development expense for the three months ended June 30, 2019 increased due to our ongoing investment in new products and technologies, including the further incorporation of artificial intelligence and machine learning into our services.

Other Charges

	Three Months Ended		Change
(in thousands, except percentages)	June 30, 2019	June 30, 2018	$	%
Other charges	$2,234	$5,208	$(2,974)	(57.1)%
Percentage of revenue	2.0%	5.1%
Other charges for the three months ended June 30, 2019 decreased primarily due to a $2.0 million reduction of integration expense related to the LifeWatch AG (“LifeWatch“) acquisition, the $1.8 million impact from changes in acquisition-related contingent consideration and a $1.8 million prior year reserve for a note receivable with a bankrupt customer. This decrease was partially offset by a $1.8 million increase in patent litigation and other legal expense as well as the addition of $1.2 million of costs related to the integration of Geneva.
Other Expense

	Three Months Ended		Change
(in thousands, except percentages)	June 30, 2019	June 30, 2018	$	%
Interest expense	$(2,538)	$(2,684)	$146	(5.4)%
Loss on equity method investment	(154)	(45)	(109)	242.2%
Other non-operating income, net	86	550	(464)	(84.4)%
Total other expense, net	$(2,606)	$(2,179)	$(427)	19.6%
Percentage of revenue	2.3%	2.2%
Total other expense for the three months ended June 30, 2019 increased primarily due to the effect of foreign currency partially offset by a gain associated with the termination of a former LifeWatch foreign pension plan.
Income Taxes

	Three Months Ended		Change
(in thousands, except percentages)	June 30, 2019	June 30, 2018	$	%
(Provision for)/benefit from income taxes	$(4,807)	$1,500	$(6,307)	(420.5)%
Effective tax rate	36.7%	(16.8)%
For the three months ended June 30, 2019, we recorded an income tax provision based on our estimated annual effective tax rate adjusted for discrete items. For the three months ended June 30, 2018, we recorded an income tax benefit primarily due to a discrete benefit recorded for equity compensation deductions. After considering benefits from the exercise of stock options, we expect our 2019 annual effective tax rate to be in the range of 19% to 21%, absent changes in tax laws or significant changes in unrecognized tax benefits.

Six Months Ended June 30, 2019 and June 30, 2018
Revenue

	Six Months Ended		Change
(in thousands, except percentages)	June 30, 2019	June 30, 2018	$	%
Healthcare	$183,013	$167,274	$15,739	9.4%
Research	26,843	23,790	3,053	12.8%
Other	5,926	4,792	1,134	23.7%
Total revenue	$215,782	$195,856	$19,926	10.2%
Total revenue for the six months ended June 30, 2019 increased 10.2%, due to growth in revenue across all of our businesses. Healthcare revenue growth was driven by increased patient volume, primarily for our MCT and extended wear Holter services, as well as the addition of the implantable device monitoring revenue contributed by Geneva, which we acquired on March 1, 2019. The positive impact of the higher patient volume was partially offset by the MCT Medicare rate reduction, which went into effect January 1, 2019. Research revenue continues to benefit from new studies resulting from the utilization of ePatch™, our extended Holter device. Other revenue increased due to continued growth of diabetic product sales.
Gross Profit

	Six Months Ended		Change
(in thousands, except percentages)	June 30, 2019	June 30, 2018	$	%
Gross profit	$135,018	$123,803	$11,215	9.1%
Percentage of revenue	62.6%	63.2%
Gross profit for the six months ended June 30, 2019 increased primarily due to the higher revenue. The 64 basis point decrease in gross profit percentage was due to the impact of the reduction of MCT Medicare reimbursement, which went into effect January 1, 2019.
General and Administrative Expense

	Six Months Ended		Change
(in thousands, except percentages)	June 30, 2019	June 30, 2018	$	%
General and administrative expense	$58,194	$55,460	$2,734	4.9%
Percentage of revenue	27.0%	28.3%
General and administrative expense increased for the six months ended June 30, 2019 primarily due to costs associated with the ongoing investment in our business systems and infrastructure, increased charitable contributions to fund pediatric cardiac procedures in developing countries as well as the addition of Geneva.

Sales and Marketing Expense

	Six Months Ended		Change
(in thousands, except percentages)	June 30, 2019	June 30, 2018	$	%
Sales and marketing expense	$25,235	$22,415	$2,820	12.6%
Percentage of revenue	11.7%	11.4%
Sales and marketing expense increased for the six months ended June 30, 2019 primarily due to increased headcount-related expenses due to the ongoing investment in our field sales force as well as the addition of Geneva.
Bad Debt Expense

	Six Months Ended		Change
(in thousands, except percentages)	June 30, 2019	June 30, 2018	$	%
Bad debt expense	$10,527	$11,754	$(1,227)	(10.4)%
Percentage of revenue	4.9%	6.0%
Bad debt expense decreased for the six months ended June 30, 2019 primarily due to a prior year $1.1 million specific reserve related to a customer bankruptcy in the Other category. The majority of our bad debt expense relates to our Healthcare business. Bad debt expense in Research and the Other category was minimal and is recorded on a specific account basis.
Research and Development Expense

	Six Months Ended		Change
(in thousands, except percentages)	June 30, 2019	June 30, 2018	$	%
Research and development expense	$6,865	$6,022	$843	14.0%
Percentage of revenue	3.2%	3.1%
Research and development expense for the six months ended June 30, 2019 increased due to our ongoing investment in new products and technologies, including the further incorporation of artificial intelligence and machine learning into our services.
Other Charges

	Six Months Ended		Change
(in thousands, except percentages)	June 30, 2019	June 30, 2018	$	%
Other charges	$5,304	$10,293	$(4,989)	(48.5)%
Percentage of revenue	2.5%	5.3%
Other charges for the six months ended June 30, 2019 decreased primarily due to a $6.8 million reduction of integration expense related to the LifeWatch acquisition, a $1.8 million prior year reserve for a note receivable with a bankrupt customer and the $1.1 million impact from changes in acquisition-related contingent consideration. This decrease was partially offset by $2.6 million of costs related to the acquisition and integration of Geneva and a $2.4 million increase in patent litigation and other legal expense.

Other Expense

	Six Months Ended		Change
(in thousands, except percentages)	June 30, 2019	June 30, 2018	$	%
Interest expense	$(5,020)	$(4,574)	$(446)	9.8%
Loss on equity method investment	(186)	(184)	(2)	1.1%
Other non-operating (expense)/income, net	(968)	737	(1,705)	(231.3)%
Total other expense, net	$(6,174)	$(4,021)	$(2,153)	53.5%
Percentage of revenue	2.9%	2.1%
Total other expense for the six months ended June 30, 2019 increased primarily due to the effect of foreign currency and the impact of higher interest rates due to changes in LIBOR on our long-term debt partially offset by a gain associated with the termination of a former LifeWatch foreign pension plan.
Income Taxes

	Six Months Ended		Change
(in thousands, except percentages)	June 30, 2019	June 30, 2018	$	%
(Provision for)/benefit from income taxes	$(2,734)	$1,642	$(4,376)	(266.5)%
Effective tax rate	12.0%	(11.9)%
For the six months ended June 30, 2019, we recorded an income tax provision based on our estimated annual effective tax rate, adjusted for a net discrete benefit primarily related to equity compensation deductions. For the six months ended June 30, 2018, we recorded an income tax benefit primarily due to a discrete benefit recorded for equity compensation deductions. After considering benefits from the exercise of stock options, we expect our 2019 annual effective tax rate to be in the range of 19% to 21%, absent changes in tax laws or significant changes in unrecognized tax benefits.

Liquidity and Capital Resources
The following table highlights certain information related to our liquidity and capital resources:

(in thousands, except ratios)	June 30, 2019	December 31, 2018
Cash and cash equivalents	$51,712	$80,889
Healthcare accounts receivable, net of allowance for doubtful accounts	48,307	37,754
Other accounts receivable, net of allowance for doubtful accounts	15,026	14,874
Availability under revolving credit facility	50,000	50,000

Working capital	$70,756	$97,037
Current ratio	2.2	3.0

Total operating lease obligations(1)	$21,643	$—
Total finance lease obligations	1,009	1,769
Total debt	$196,608	$198,549

________________

(1)
We adopted ASC 842 - Leases, effective January 1, 2019, which resulted in the recognition of most of our operating leases on our balance sheet, both as a right-of-use asset and right-of-use liability. Since we adopted this standard using the optional modified retrospective method, we have not restated prior year amounts.

The following table highlights certain cash flow activities:

	Six Months Ended
(in thousands)	June 30, 2019	June 30, 2018
Net income	$19,985	$15,480
Non-cash adjustments to net income	37,159	33,342
Cash used for working capital	(21,014)	(32,686)
Cash provided by operating activities	36,130	16,136

Cash used in investing activities	(60,858)	(9,937)

Cash used in financing activities	$(4,448)	$(2,621)
For the six months ended June 30, 2019, non-cash adjustments to income primarily relate to bad debt, depreciation, amortization and stock compensation expense and deferred taxes, offset by the changes in acquisition-related contingent consideration. The decrease in cash used for working capital was primarily due to the timing of cash receipts and cash payments, as well as changes in accruals. The increase in cash used in investing activities was primarily due to the Geneva acquisition. The increase in the cash used in financing activities was due to increased payments of tax withholdings related to vesting of share-based awards, the increase in our principal payments on our long-term debt and a decrease in the proceeds received related to the exercise of stock options, offset partially by impact of the prior year acquistion of noncontrolling interests.
In 2017, we established a new credit agreement with SunTrust Bank and lenders named therein in the form of a $205.0 million term loan and a $50.0 million revolving credit facility. For further details regarding this agreement, please see “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 11. Credit Agreement” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. As of June 30, 2019, our revolving credit facility remains undrawn.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our cash and cash equivalents as of June 30, 2019 were $51.7 million. We do not invest in any short-term or long-term securities, nor do we hold any derivative financial instruments for trading or speculative purposes.
At June 30, 2019, we had $196.6 million of variable rate debt, inclusive of debt discounts and deferred charges, at a rate of LIBOR plus the applicable margin, or the prime rate plus the applicable margin. A 1.0% change in either the LIBOR rate, prime rate, or the applicable margin would result in a change in interest expense of approximately $2.0 million. For further details regarding the debt, rates or applicable margin, please refer to “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 11. Credit Agreement” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer (the Principal Executive Officer) and Chief Financial Officer (the Principal Financial Officer) have concluded that our disclosure controls and procedures were effective as of June 30, 2019.  This evaluation of the effectiveness of our internal control over financial reporting did not include the internal controls of Geneva, which was acquired in the first quarter of 2019, nor ADEA, which was acquired in the second quarter of 2019, due to the timing of these acquisitions. Geneva and ADEA will be included in our evaluation of the effectiveness of our internal control over financial reporting for periods beginning after January 1, 2020.
Changes in Internal Control over Financial Reporting
During the second quarter of 2019, we completed our acquisition of ADEA. We are also in the process of integrating ADEA, and our management is in the process of evaluating any related changes to our internal control over financial reporting as a result of this integration. Except for any changes relating to this integration, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended June 30, 2019 that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
On April 5, 2019, a complaint filed under seal in the U.S. District Court for the Eastern District of Pennsylvania against the Company by private relators under the Federal False Claims Act, and analogous state acts, was unsealed. The U.S. Department of Justice notified the District Court of its decision not to intervene in the case at this time.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In connection with our acquisition of ADEA, 50,000 shares of our common stock were issued to the former holders of the outstanding equity of ADEA on June 25, 2019. The offer and sale of the shares were not registered and were made in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, for an issuance not involving a public offering.

Item 3.  Defaults Upon Senior Securities
Not applicable.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
Not applicable.

Item 6.  Exhibits
EXHIBIT INDEX

		Incorporated by Reference				Filed/Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1 *	BioTelemetry Inc. Compensation Program for Non-Employee Directors					†
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.					†
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.					†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					+
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded withing the Inline XBRL document.					†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					†
101.SCH	XBRL Taxonomy Extension Schema Document.					†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					†

*	Indicates a management plan or compensatory plan or arrangement.

†	Filed herewith.

+	Furnished herewith.

BioTelemetry, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOTELEMETRY, INC.

Date: July 30, 2019	By:	/s/ Heather C. Getz
Heather C. Getz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and authorized officer of the Registrant)