Form 10-Q
period 2019-09-30
BIOTELEMETRY, INC.
filed 2019-11-05
CIK 1574774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of October 28, 2019, 33,991,107 shares of the registrant’s common stock were outstanding.

BIOTELEMETRY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2019

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

•
the outcome of our pending and ongoing incident investigation (as detailed in “Part I; Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report), including our discovery of additional information relating to the incident and our customers’ and other stakeholders’ reactions to that additional information;

•	costs related the incident investigation and resulting liabilities;

•	our ability to obtain and maintain required regulatory approvals for our products, services and manufacturing facilities;

•	changes in governmental regulations and legislation;

•	adverse regulatory action;

•	our ability to obtain and maintain adequate protection of our intellectual property;

•	interruptions or delays in the telecommunications systems that we use;

•	our ability to successfully resolve outstanding legal proceedings; and

•	the other factors that are described in “Part I; Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, as well as the factors that are described in “Part II; Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as may be required by law.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements
BIOTELEMETRY, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)	(Unaudited) September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$61,573	$80,889
Healthcare accounts receivable, net of allowance for doubtful accounts of $26,504 and $25,345, at September 30, 2019 and December 31, 2018, respectively	56,832	37,754
Other accounts receivable, net of allowance for doubtful accounts of $92 and $268, at September 30, 2019 and December 31, 2018, respectively	15,637	14,874
Inventory	6,389	7,323
Prepaid expenses and other current assets	9,712	5,820
Total current assets	150,143	146,660
Property and equipment, net of accumulated depreciation of $74,241 and $67,202, at September 30, 2019 and December 31, 2018, respectively	55,608	48,377
Intangible assets, net	133,593	129,653
Goodwill	304,101	238,814
Deferred tax assets	12,828	19,975
Other assets	19,891	3,322
Total assets	$676,164	$586,801
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$19,287	$18,157
Accrued liabilities	28,487	24,689
Current portion of finance lease obligations	490	1,652
Current portion of long-term debt	12,813	5,125
Total current liabilities	61,077	49,623
Long-term portion of finance lease obligations	348	117
Long-term debt	182,825	193,424
Other long-term liabilities	71,007	33,152
Total liabilities	315,257	276,316
Stockholders’ equity:
Common stock—$0.001 par value as of September 30, 2019 and December 31, 2018; 200,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 33,991,107 and 33,406,364 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	34	33
Paid-in capital	449,087	426,054
Accumulated other comprehensive (loss)/income	(624)	256
Accumulated deficit	(87,590)	(115,858)
Total equity	360,907	310,485
Total liabilities and equity	$676,164	$586,801
See accompanying Notes to Consolidated Financial Statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Revenue	$111,291	$100,013	$327,073	$295,869
Cost of revenue	41,952	37,276	122,716	109,329
Gross profit	69,339	62,737	204,357	186,540
Operating expenses:
General and administrative	29,651	26,325	87,845	81,785
Sales and marketing	12,572	10,120	37,807	32,535
Bad debt expense	5,858	5,157	16,385	16,911
Research and development	3,661	2,429	10,526	8,451
Other charges	2,598	1,330	7,902	11,623
Total operating expenses	54,340	45,361	160,465	151,305
Income from operations	14,999	17,376	43,892	35,235
Other expense:
Interest expense	(2,338)	(2,408)	(7,358)	(6,982)
Loss on equity method investments	(65)	(54)	(251)	(238)
Other non-operating (expense)/income, net	(845)	(194)	(1,813)	543
Total other expense, net	(3,248)	(2,656)	(9,422)	(6,677)
Income before income taxes	11,751	14,720	34,470	28,558
(Provision for)/benefit from income taxes	(3,468)	1,281	(6,202)	2,923
Net income	8,283	16,001	28,268	31,481
Net loss attributable to noncontrolling interest	—	—	—	(946)
Net income attributable to BioTelemetry, Inc.	$8,283	$16,001	$28,268	$32,427

Net income per common share attributable to BioTelemetry, Inc.:
Basic	$0.24	$0.48	$0.83	$1.00
Diluted	$0.23	$0.45	$0.78	$0.91
Weighted average number of common shares outstanding:
Basic	33,908	33,003	33,885	32,488
Dilutive common stock equivalents	2,360	2,915	2,560	3,078
Diluted	36,268	35,918	36,445	35,566
See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Net income attributable to BioTelemetry, Inc.	$8,283	$16,001	$28,268	$32,427
Other comprehensive loss:
Foreign currency translation loss	(167)	(27)	(880)	(194)
Comprehensive income attributable to BioTelemetry, Inc.	$8,116	$15,974	$27,388	$32,233
See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2019	2018
OPERATING ACTIVITIES
Net income	$28,268	$31,481
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	16,385	16,911
Depreciation and amortization	30,508	30,231
Stock-based compensation	9,662	6,278
Accretion of debt discount	932	932
Deferred income taxes	5,021	(4,149)
Change in fair value of acquisition-related contingent consideration	(1,720)	(700)
Other non-cash items	(105)	279
Changes in operating assets and liabilities:
Healthcare and other accounts receivable	(34,637)	(28,826)
Inventory	934	(3,454)
Prepaid expenses and other assets	(3,493)	1,932
Accounts payable	640	1,105
Accrued and other liabilities	207	(7,733)
Net cash provided by operating activities	52,602	44,287
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(44,766)	—
Purchases of property and equipment and investment in internally developed software	(23,686)	(17,498)
Net cash used in investing activities	(68,452)	(17,498)
FINANCING ACTIVITIES
Proceeds related to the exercising of stock options and employee stock purchase plan	7,045	10,818
Payments of tax withholdings related to vesting of share-based awards	(4,955)	(2,890)
Principal payments on long-term debt	(3,844)	(1,538)
Principal payments on finance lease obligations	(1,735)	(3,005)
Acquisition of noncontrolling interests	—	(2,885)
Net cash (used in)/provided by financing activities	(3,489)	500
Effect of exchange rate changes on cash	23	(193)
Net (decrease)/increase in cash and cash equivalents	(19,316)	27,096
Cash and cash equivalents - beginning of period	80,889	36,022
Cash and cash equivalents - end of period	$61,573	$63,118
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash purchases of property and equipment	$1,721	$1,056
Non-cash fair value of equity issued for acquisition of business	2,142	—
Non-cash fair value of equity issued for acquisition of noncontrolling interests	—	3,972
Cash paid for interest	6,301	5,830
Cash paid for taxes	$617	$1,120
See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	BioTelemetry, Inc. Equity
	Common Stock		Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
(in thousands, except shares)	Shares	Amount
Balance at June 30, 2019	33,888,920	$34	$443,135	$(457)	$(95,873)	$346,839
Share issuances related to stock compensation plans	102,187	—	2,316	—	—	2,316
Stock-based compensation	—	—	3,636	—	—	3,636
Currency translation adjustment	—	—	—	(167)	—	(167)
Net income	—	—	—	—	8,283	8,283
Balance at September 30, 2019	33,991,107	$34	$449,087	$(624)	$(87,590)	$360,907

	BioTelemetry, Inc. Equity
	Common Stock		Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
(in thousands, except shares)	Shares	Amount
Balance at June 30, 2018	32,715,190	$33	$415,701	$(281)	$(142,252)	$273,201
Share issuances related to stock compensation plans	496,868	—	4,985	—	—	4,985
Stock-based compensation	—	—	1,355	—	—	1,355
Currency translation adjustment	—	—	—	(27)	—	(27)
Net income	—	—	—	—	16,001	16,001
Balance at September 30, 2018	33,212,058	$33	$422,041	$(308)	$(126,251)	$295,515

See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	BioTelemetry, Inc. Equity
	Common Stock		Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Equity
(in thousands, except shares)	Shares	Amount
Balance at December 31, 2018	33,406,364	$33	$426,054	$256	$(115,858)	$310,485
Share issuances related to stock compensation plans	599,161	1	7,044	—	—	7,045
Stock-based compensation	—	—	9,662	—	—	9,662
Shares withheld to cover taxes on vesting of share-based awards	(64,418)	—	(4,955)	—	—	(4,955)
Issuance of stock related to business combination	50,000	—	2,142	—	—	2,142
Deferred purchase price consideration - equity portion	—	—	9,140	—	—	9,140
Currency translation adjustment	—	—	—	(880)	—	(880)
Net income	—	—	—	—	28,268	28,268
Balance at September 30, 2019	33,991,107	$34	$449,087	$(624)	$(87,590)	$360,907

	BioTelemetry, Inc. Equity
	Common Stock		Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity
(in thousands, except shares)	Shares	Amount
Balance at December 31, 2017	31,906,195	$32	$409,517	$(114)	$(158,678)	$(1,054)	$249,703
Share issuances related to stock compensation plans	1,332,254	1	11,136	—	—	—	11,137
Stock-based compensation	—	—	6,278	—	—	—	6,278
Shares withheld to cover taxes on vesting of share-based awards	(85,177)	—	(2,890)	—	—	—	(2,890)
Acquisition of noncontrolling interest	58,786	—	(2,000)	—	—	2,000	—
Currency translation adjustment	—	—	—	(194)	—	—	(194)
Net income/(loss)	—	—	—	—	32,427	(946)	31,481
Balance at September 30, 2018	33,212,058	$33	$422,041	$(308)	$(126,251)	$—	$295,515

See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies
a) Principles of Consolidation & Reclassifications
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X and include the accounts of BioTelemetry, Inc. and its controlled subsidiaries (“BioTelemetry,” the “Company,” “we,” “our” or “us”). In the opinion of management, all adjustments (which are of a normal and recurring nature) considered necessary to present fairly the financial position, the results of operations, and statements of comprehensive income, cash flows, and equity for the interim periods ended September 30, 2019 and 2018 have been included. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for any interim period are not indicative of the results of the full year. Certain information and footnote disclosures normally included in consolidated financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Certain reclassifications have been made to prior period statements to conform to the current period presentation. These consist of combining our non-cash depreciation and amortization expenses into one line on our consolidated statements of cash flows and separating the non-cash operating item of change in fair value of acquistion-related contingent consideration from other non-cash items on our consolidated statements of cash flows. These reclassifications had no impact on previously reported working capital, consolidated results of operations, cash flows or accumulated deficit.
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
The fair value of acquisition-related contingent consideration (classified as Level 3) is measured on a recurring basis using a Monte Carlo simulation. This model uses assumptions, including estimated projected revenues, estimated stock price volatility in future periods, estimated discount rates and discounts for the lack of marketability of common stock. In addition to the recurring fair value measurements, the fair value of certain assets acquired and liabilities assumed in connection with a business combination are recorded at fair value, primarily using a discounted cash flow model (classified as Level 3). This valuation technique requires us to make certain assumptions, including future operating performance, cash flows and revenue growth rates, royalty rates and other such variables, which are discounted to present value using a discount rate that reflects the risk factors associated with future cash flow, the characteristics of the assets acquired and liabilities assumed and the experience of the acquired business. Non-financial assets such as goodwill, intangible assets, and property and equipment are subsequently measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. We assess the impairment of goodwill and intangible assets annually or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable.
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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

e) Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration is our obligation, arising from a business combination, to transfer additional assets and/or equity interests to the seller if certain future events occur or conditions are met. The fair value of the contingency is estimated as of the acquisition date using certain unobservable inputs (and therefore classified as Level 3 in the fair value hierarchy) and is recorded as a liability. We re-measure the estimated fair value of acquisition-related contingent consideration classified as a liability at each reporting date. Adjustments subsequent to the acquisition measurement period are recorded in other charges in the consolidated statements of operations. Changes to the inputs used in the measurement of acquisition-related contingent consideration include, but are not limited to: changes in the assumptions regarding probabilities of successful achievement of future events or conditions; estimated revenue projections; discounts for lack of marketability of our common stock; estimated stock price volatility; and the discount rate used to estimate the fair value of the liability. Acquisition-related contingent consideration may change significantly as our inputs and assumptions noted above evolve and additional data is obtained. The inputs and assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in different fair value estimates that may have a material impact on our results from operations and financial position.
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
At September 30, 2019 and December 31, 2018, one payor, Medicare, accounted for 21% and 15%, respectively, of our gross accounts receivable.
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
Operating lease costs are charged to operations on a straight-line basis over the lease term. Interest charged on the finance lease liabilities is charged to interest expense, while the amortization of the finance lease ROU assets is also charged to operations on a straight-line basis.
Under our policy, we do not record an ROU asset or corresponding liability for arrangements where the initial lease term is one year or less, or when the ROU asset at inception is deemed immaterial. Those leases are expensed on a straight-line basis over the term of the lease.
Effective January 1, 2019, for our operating leases, we record the ROU assets as a component of other assets, the current lease liability as a component of accrued liabilities, and the long-term lease liability as a component of other long-term liabilities on our consolidated balance sheet. For our finance leases, we record the ROU asset and the accumulated amortization for the finance ROU asset as a component of property and equipment, net, with the current and long-term portions of the finance lease obligations as separate lines within our consolidated balance sheet. We amortize the finance ROU assets over the shorter of the remaining lease term or the estimated life of the asset.
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
Certain stock options, which are priced higher than the average market price of our shares for the periods ended September 30, 2019 and September 30, 2018 would be anti-dilutive and therefore have been excluded from the weighted average shares used in computing diluted net income per share. These options could become dilutive in future periods. Similarly, certain recently granted RSUs and PSUs are also excluded using the treasury stock method as their impact would be anti-dilutive. The dilutive effect of weighted average shares outstanding excludes approximately 1.0 million and 0.4 million shares for the three and nine month periods ended September 30, 2019, respectively, and excludes approximately 0.1 million and 0.5 million shares for the three and nine month periods ended September 30, 2018, respectively, as their effect would have been anti-dilutive on our net income per share.
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
In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). This update expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606 - Revenue from Contracts with Customers (“ASC 606”). The amendments in ASU 2018-07 are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption was permitted. We adopted this standard on July 1, 2018, effective January 1, 2018, and this standard did not have a material impact on our financial position, results of operations or disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases. This standard, along with several subsequent updates, requires lessees to recognize most leases on their balance sheet, make selected changes to lessor accounting and disclose additional key information about leases. We adopted these updates on January 1, 2019, using the optional modified retrospective transition method and utilizing practical expedients available. The adoption of the new standard resulted in the recording, as of January 1, 2019, of additional ROU assets of $22.7 million as a component of other assets, current ROU liabilities of $6.2 million as a component of accrued liabilities and long-term ROU liabilities of $16.5 million, all of which relate to our operating leases. The adoption of the new standard did not materially impact our consolidated results of operations and had no impact on our cash flows.
Accounting Pronouncements Not Yet Adopted
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This update eliminates certain disclosures related to transfers and valuation processes, clarifies the requirement for measurement uncertainty disclosures, and requires additional disclosures for Level 3 fair value measurements, including the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We are in the process of evaluating the impact of this update on our consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. This update, along with subsequent amendments, introduces the current expected credit loss model, which will require

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

an entity to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under this update, upon initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. This update will be effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the impact of this update on our consolidated financial statements and related disclosures.

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
Disaggregation of Revenue
We disaggregate revenue from contracts with customers by payor type and major service line. We determined that disaggregating revenue into these categories achieves the disclosure objective of illustrating the differences in the nature, amount, timing and uncertainty of our revenue streams. Disaggregated revenue by payor type and major service line for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30, 2019
	Reporting Segment			Total Consolidated
(in thousands)	Healthcare	Research	Other
Payor/Service Line
Remote cardiac monitoring services - Medicare	$39,537	$—	$—	$39,537
Remote cardiac monitoring services - commercial payors	54,336	—	—	54,336
Clinical trial support and related services	—	14,236	—	14,236
Technology devices, consumables and related services	—	—	3,182	3,182
Total	$93,873	$14,236	$3,182	$111,291

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended September 30, 2018
	Reporting Segment			Total Consolidated
(in thousands)	Healthcare	Research	Other
Payor/Service Line
Remote cardiac monitoring services - Medicare	$34,638	$—	$—	$34,638
Remote cardiac monitoring services - commercial payors	49,558	—	—	49,558
Clinical trial support and related services	—	13,464	—	13,464
Technology devices, consumables and related services	—	—	2,353	2,353
Total	$84,196	$13,464	$2,353	$100,013

	Nine Months Ended September 30, 2019
	Reporting Segment			Total Consolidated
(in thousands)	Healthcare	Research	Other
Payor/Service Line
Remote cardiac monitoring services - Medicare	$114,573	$—	$—	$114,573
Remote cardiac monitoring services - commercial payors	162,313	—	—	162,313
Clinical trial support and related services	—	41,079	—	41,079
Technology devices, consumables and related services	—	—	9,108	9,108
Total	$276,886	$41,079	$9,108	$327,073

	Nine Months Ended September 30, 2018
	Reporting Segment			Total Consolidated
(in thousands)	Healthcare	Research	Other
Payor/Service Line
Remote cardiac monitoring services - Medicare	$101,452	$—	$—	$101,452
Remote cardiac monitoring services - commercial payors	150,018	—	—	150,018
Clinical trial support and related services	—	37,254	—	37,254
Technology devices, consumables and related services	—	—	7,145	7,145
Total	$251,470	$37,254	$7,145	$295,869

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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
We have not made any significant changes to judgments in applying ASC 606 to the Healthcare segment during the three and nine months ended September 30, 2019.
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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

practical expedient as defined in ASC 606, resulting in recognition of revenue in the amount that we have the right to invoice.
We have not made any significant changes to judgments in applying ASC 606 to the Research segment during the three and nine months ended September 30, 2019.
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
We have not made any significant changes to judgments in applying ASC 606 to the Other category during the three and nine months ended September 30, 2019.
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
As of September 30, 2019 and December 31, 2018, we had contract assets of $9.8 million and $2.1 million, respectively, due to cardiac monitoring services.  Our contract assets are included as a component of Healthcare accounts receivable on our consolidated balance sheets.
As of September 30, 2019 and December 31, 2018, we had contract liabilities of $1.7 million and $3.1 million, respectively, primarily related to the Research segment where customers paid upfront deposits upon contract execution for future services to be performed by us. If the contract is canceled, these upfront deposits are refundable if service was not yet provided. Our contract liabilities are now included as a component of accrued liabilities on our consolidated balance sheets.
For the three months ended September 30, 2019, the amount recognized as revenue from the contract liabilities balance at June 30, 2019 was $0.6 million, while for the nine months ended September 30, 2019, the amount recognized as revenue from the contract liabilities balance as of December 31, 2018 was $1.9 million. Similarly, for the three months ended September 30, 2018, the amount recognized as revenue from the contract liabilities balance at June 30, 2018 was $1.0 million, while for the nine months ended September 30, 2018, the amount recognized as revenue from the contract liabilities balance as of

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

December 31, 2017 was $2.6 million. No significant changes or impairment losses occurred to contract balances during the nine months ended September 30, 2019.
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

3. Acquisitions
ADEA Medical AB
During the second quarter of 2019, we acquired all of the remaining outstanding equity of ADEA Medical AB, now known as BioTel Europe AB (“ADEA” or “BioTel Europe”), a limited company incorporated and registered under the laws of Sweden. BioTel Europe provides cardiac monitoring in northern Europe.
Pursuant to the acquisition agreement, we agreed to issue the owners of ADEA 50,000 shares of our common stock, with a fair value of approximately $2.1 million, as well as to pay approximately $0.2 million in cash. The shares are restricted, with the restrictions related to 10,000 shares expiring in the fourth quarter of 2019, and the restrictions on the remaining 40,000 shares expiring in the second quarter of 2022, and the shares are also available to satisfy indemnification obligations.
Prior to the second quarter of 2019, we accounted for our 23.8% stake in ADEA as an equity method investment. We accounted for the acquisition of the remaining equity of ADEA as a step acquisition, which required us to re-measure our previous ownership interest to fair value prior to application of purchase

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

accounting, and we recognized the immaterial difference between the fair value and the carrying value of the equity method investment at that time. The total purchase price of ADEA was $3.3 million, primarily consisting of the equity and cash consideration paid in the second quarter of 2019, plus the amounts paid for our initial investment in ADEA in 2018. We then allocated this purchase price to the assets acquired and liabilities assumed. The acquired net assets consisted primarily of customer relationships and non-compete agreements. The excess of the fair value of the purchase price over the fair value of the net assets acquired has been recognized as goodwill, which represents the expected future benefits arising from the assembled workforce and other synergies attributable to cost savings opportunities. We have recognized $2.6 million of goodwill as a result of the acquisition, all of which has been assigned to the Healthcare segment. None of this goodwill will be deductible for tax purposes.
We finalized our fair value estimates related to the BioTel Europe acquisition during the three months ended September 30, 2019. There were no changes to the total purchase price, and the measurement period adjustment related to deferred income taxes during the three months ended September 30, 2019 was not material.
We do not consider this acquisition to be significant to our results of operations. The transaction costs related to this acquisition and revenues and results of operations of BioTel Europe prior to our acquisition were all immaterial.
Geneva Healthcare, Inc.
On March 1, 2019, we acquired Geneva Healthcare, Inc., now known as Geneva Healthcare, LLC (“Geneva”), for cash consideration in the amount of $45.9 million. In addition, pursuant to the terms of the Agreement and Plan of Merger, dated January 25, 2019, by and among Geneva, BioTelemetry, Inc., Tyersall Merger Sub, Inc., and the Securityholders’ Representative (the “Geneva Agreement”), on the third anniversary date of the closing date, the Securityholders (as defined in the Geneva Agreement) are eligible to receive additional consideration in the form of cash payments, as well as shares of BioTelemetry common stock, with a total estimated present value of $32.0 million as of the March 1, 2019 acquisition date, for a total aggregate purchase price of $77.9 million. Concurrent with the closing of the acquisition, the Securityholders made elections as to the percentage mix of their total additional consideration to be settled in cash or common stock.
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

•
The estimated present value of the future cash payment of $11.1 million, which totals $9.7 million as of the acquisition date, as well as the estimated fair value of our common stock of $9.1 million, has been included within the purchase price for Geneva. The estimated present value of the future cash payment is recorded as a component of other long-term liabilities and will be accreted to its redemption value through interest expense through the payment date. The estimated fair value of the 131,594 shares our common stock has been recorded within paid-in-capital.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

•
The Securityholders will also be eligible to receive additional consideration, in the form of both cash and shares, based on a predetermined formula that is driven by the future revenues of Geneva and does not have a predetermined limit. The total estimated acquisition-related contingent consideration as of the March 1, 2019 acquisition date is $13.2 million, which is also included in the purchase price of Geneva. The $13.2 million is recorded within other long-term liabilities and will be marked to market through earnings on a quarterly basis throughout the earn-out period. The equity portion of the acquisition-related contingent consideration requires liability classification and mark-to-market accounting pursuant to the provisions of ASC 815 - Derivatives and Hedging.

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
We accounted for the transaction as a business combination, and as such, all assets acquired and liabilities assumed were recorded at their estimated fair values. The excess of the fair value of the purchase price over the fair value of the net assets acquired has been recognized as goodwill, which represents the expected future benefits arising from the assembled workforce and other synergies attributable to cost savings opportunities. We have recognized $62.8 million of goodwill as a result of the acquisition, all of which has been assigned to the Healthcare segment. None of this goodwill will be deductible for tax purposes.
The amounts in the table below represent our final fair value estimates related to the Geneva acquisition as of March 1, 2019. Measurement period adjustments recorded during the second quarter of 2019 consisted primarily of decreasing additional consideration by $2.2 million. We finalized our fair value estimates related to the Geneva acquisition during the three months ended September 30, 2019, during which time there were no material measurement period adjustments recorded.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(in thousands, except years)	Amount	Weighted Average Life (Years)
Fair value of assets acquired:
Cash and cash equivalents	$1,376
Healthcare accounts receivable	1,500
Prepaid expenses and other current assets	234
Identifiable intangible assets:
Customer relationships	3,500	12
Technology	8,900	7
Trade names	2,500	15
Total identifiable intangible assets	14,900
Total assets acquired	18,010
Fair value of liabilities assumed:
Accounts payable	215
Accrued liabilities	872
Deferred tax liabilities	1,879
Total liabilities assumed	2,966

Total identifiable net assets	15,044
Goodwill	62,836
Net assets acquired	$77,880

We have incurred $1.4 million of acquisition related costs associated with Geneva for the nine months ended September 30, 2019. The costs were included in other charges in our consolidated statements of income. The revenues and income of Geneva for periods prior to our acquisition were immaterial to our consolidated operating results.
ActiveCare
On October 2, 2018, we acquired, through our subsidiary Telcare Medical Supply, LLC, certain assets of ActiveCare, Inc. (“ActiveCare”) for $3.8 million in cash. The purchase price also includes a potential earn-out payment of $2.0 million, which is contingent on the achievement of certain revenue targets by November 1, 2020. We accounted for the transaction as a business combination, and as such, all assets acquired were recorded at their estimated fair values. The excess of the fair value of the purchase price over the fair value of the net assets acquired has been recognized as goodwill, has been assigned to the Corporate and Other category and will be deductible for tax purposes. The acquired net assets primarily consisted of customer relationships and software developed by ActiveCare. The earn-out was assigned no value as of the acquisition date as it was and is currently not probable of achievement. We finalized our fair value estimates related to the ActiveCare acquisition during the three months ended March 31, 2019, and there were no changes to the amounts initially recorded. The transaction costs related to this acquisition and revenues and net income of ActiveCare prior to our acquisition were all immaterial.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4. Inventory
Inventory consists of the following:

(in thousands)	September 30, 2019	December 31, 2018
Raw materials and supplies	$4,421	$3,667
Finished goods	1,968	3,656
Total inventory	$6,389	$7,323

5. Fair Value Measurements
We have determined that our long-term debt, classified as Level 2, has a fair value consistent with its carrying value, net of debt discount and deferred charges, of $195.6 million and $198.5 million as of September 30, 2019 and December 31, 2018, respectively.
Acquisition-related contingent consideration represents our contingent payment obligations related to our acquisitions and is measured at fair value, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of acquisition-related contingent consideration uses assumptions we believe would be made by a market participant. We assess these estimates on an ongoing basis as additional data impacting the assumptions is obtained. The balance of the fair value of acquisition-related contingent consideration is recognized within other long-term liabilities on our consolidated balance sheet as of September 30, 2019. Changes in the fair value of the acquisition-related contingent consideration, after the final determination as of the acquistion date, resulting from changes in the variables used to compute the fair value, are recorded in other charges in the consolidated statements of operations.
The following table provides a reconciliation of the beginning and ending balances of acquisition-related contingent consideration:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Beginning balance	$11,360	$—	$—	$700
Acquisition-related contingent consideration	—	—	13,170	—
Changes in fair value of acquisition-related contingent consideration	90	—	(1,720)	(700)
Ending balance	$11,450	$—	$11,450	$—

In conjunction with the Geneva acquisition, we recognized $13.2 million of acquisition-related contingent consideration on March 1, 2019 as a component of other long-term liabilities, as the contingency will be finalized after the third anniversary of the closing date. There was no value assigned to the acquisition-related contingent consideration related to the ActiveCare acquisition as the achievement of the contingency was not probable as of September 30, 2019.
The estimated fair value of the acquisition-related contingent consideration related to the Geneva acquisition was determined using a Monte Carlo simulation, that considered numerous variables, including

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

estimates for projected revenues, future stock price, discount rates and discounts for lack of marketability of common stock. These estimates are subject to a significant level of judgment.
During the nine months ended September 30, 2019, excluding the measurement period adjustments, the acquisition-related contingent consideration related to the Geneva acquisition declined $1.7 million primarily due to changes in estimates associated with our future stock price. During the nine months ended September 30, 2018, the fair values of the acquisition-related contingent consideration related to our 2016 Telcare acquisition decreased $0.7 million, as it was no longer probable that any of the contingencies would be met.

6. Goodwill and Intangible Assets
Goodwill was recognized at the time of our acquisitions. The following table presents the carrying amount of goodwill allocated to our reportable segments, as well as the changes to goodwill during the nine months ended September 30, 2019:

	Reporting Segment		Corporate and Other
(in thousands)	Healthcare	Research		Total
Balance at December 31, 2018	$213,507	$16,293	$9,014	$238,814
Goodwill acquired	65,408	—	—	65,408
Currency translation	(121)	—	—	(121)
Balance at September 30, 2019	$278,794	$16,293	$9,014	$304,101

The goodwill acquired in the Healthcare segment is related to the Geneva and BioTel Europe acquisitions. Refer to “Note 3. Acquisitions” for details.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The gross carrying amounts and accumulated amortization of our intangible assets are as follows:

(in thousands, except years)	Weighted Average Life (Years)	September 30, 2019	December 31, 2018
Gross Carrying Value:
Customer relationships	10.3	$149,380	$146,200
Technology including internally developed software	6.6	21,244	18,078
Backlog	3.9	3,100	6,860
Covenants not to compete	4.8	416	1,040
Trade names	15.0	2,500	—
Total intangible assets, gross		176,640	172,178
Accumulated Amortization:
Customer relationships		(34,626)	(24,870)
Technology including internally developed software		(5,394)	(10,879)
Backlog		(2,648)	(5,827)
Covenants not to compete		(282)	(949)
Trade names		(97)	—
Total accumulated amortization		(43,047)	(42,525)
Total intangible assets, net		$133,593	$129,653

During the three months ended September 30, 2019, we wrote off certain fully amortized intangible assets, primarily technology and backlog, and incurred an immaterial amount of foreign currency translation impact related to the customer relationships and covenants not to compete related to the BioTel Europe acquisition.
As of September 30, 2019, the estimated amortization for our finite-lived intangible assets for the remainder of 2019, the next four fiscal years, and thereafter, is summarized as follows:

(in thousands)
Remainder of 2019	$4,910
2020	18,343
2021	17,708
2022	16,972
2023	16,678
Thereafter	58,982
Total estimated amortization	$133,593

7. Equity Method Investments
On October 31, 2018, we acquired an ownership interest in ADEA, for approximately $0.9 million. This investment was accounted for under the equity method. During the second quarter of 2019, we acquired all of the remaining outstanding equity of ADEA. In conjunction with this step acquisition, we derecognized our equity method investment in ADEA and recognized the fair value of the assets acquired and liabilities

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

assumed related to ADEA in our consolidated financial statements. For more information, see “Note 3. Acquisitions.”
We hold an ownership interest in Well Bridge Health, Inc. (“Wellbridge”). The investment is accounted for under the equity method. Our Chief Executive Officer sits on Wellbridge’s board of directors, and therefore, Wellbridge is considered a related party. There were no material related-party transactions between the parties during the three and nine months ended September 30, 2019.
As of September 30, 2019, our investment in Wellbridge represented 32.2% of their outstanding stock. A summary of our investments recorded as a component of other assets is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Beginning balance	$1,112	$1,247	$2,044	$1,431
Derecognition of ADEA investment	—	—	(746)	—
Loss on equity method investments	(65)	(54)	(251)	(238)
Ending balance	$1,047	$1,193	$1,047	$1,193

8. Accrued Liabilities
Accrued liabilities consist of the following:

(in thousands)	September 30, 2019	December 31, 2018
Compensation	$11,307	$13,443
Right of use liabilities - operating leases	5,291	—
Professional fees	4,661	4,260
Non-income taxes	2,180	906
Contract liabilities	1,650	3,080
Operating costs	776	1,095
Interest	583	702
Other	2,039	1,203
Total	$28,487	$24,689

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
The loans bear interest at an annual rate, at our election, of (i) with respect to LIBOR rate loans, LIBOR plus the applicable margin and (ii) with respect to base rate loans, the Base Rate (the “prime rate” as published in the Wall Street Journal) plus the applicable margin. The applicable margin for both LIBOR

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

and Base Rate loans is determined by reference to our Consolidated Total Net Leverage Ratio, as defined in the SunTrust Credit Agreement. As of September 30, 2019, the applicable margin is 1.5% for LIBOR loans and 0.5% for base rate loans.
The carrying amount of the term loan was $195.6 million as of September 30, 2019, which is the principal amount outstanding, net of $3.5 million of unamortized deferred financing costs to be amortized over the remaining term of the credit facility. The revolving credit facility is subject to an unused commitment fee, which is determined by reference to our Consolidated Total Net Leverage Ratio (as defined in the SunTrust Credit Agreement). Our unused commitment fee as of September 30, 2019 was 0.2%, and the revolving credit facility remains undrawn as of that date.
Covenants
The SunTrust Credit Agreement contains affirmative and financial covenants regarding the operations of our business and certain negative covenants that, among other things, limit our ability to incur additional indebtedness, grant certain liens, make certain investments, merge or consolidate, make certain restricted payments and engage in certain asset dispositions, including a sale of all, or substantially all, of our property. As of September 30, 2019, we were in compliance with our covenants.

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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The components of our lease expense are as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in thousands)	2019	2019
Operating lease cost:
Operating lease cost	$1,449	$4,370
Short-term lease cost	83	248
Total operating lease cost	1,532	4,618

Finance lease cost:
Amortization of right-of-use assets	181	1,894
Interest on lease liabilities	11	49
Total finance lease cost	192	1,943

Total lease cost	$1,724	$6,561

Supplemental balance sheet information related to leases as of September 30, 2019 is as follows:

(in thousands, except percentage and years)	Operating Leases	Finance Leases
Property and equipment, net	$—	$757
Other assets	17,581	—
Total right-of-use assets	17,581	757

Accrued liabilities	5,291	—
Current portion of finance lease obligations	—	490
Long-term portion of finance lease obligations	—	348
Other long-term liabilities	15,156	—
Total lease obligations	$20,447	$838

Weighted average remaining lease term (years)	5.2	2.0
Weighted average discount rate	4.4%	4.7%

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Future maturities of lease liabilities are as follows:

(in thousands)	Operating Leases	Finance Leases
Remainder of 2019	$1,638	$176
2020	5,806	412
2021	4,422	191
2022	3,058	93
2023	2,268	—
Thereafter	5,806	—
Total minimum lease payments	22,998	872
Less imputed interest	(2,551)	(34)
Total	$20,447	$838

Supplemental cash flow information related to leases is as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in thousands)	2019	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(1,559)	$(4,424)
Operating cash flows from finance leases	(11)	(49)
Financing cash flows from finance leases	(76)	(1,735)

Right-of-use assets obtained in exchange for lease obligations, net of incentives:
Operating leases	(669)	21,147
Finance leases	$—	$787

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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

We account for expenses associated with our acquisitions and certain litigation as other charges as incurred. These expenses are primarily a result of activities surrounding our acquisitions and legal fees related to patent litigation in which we are the plaintiff. Other charges are costs that are not considered necessary to the ongoing business operations. We have reclassified the disclosure of these costs to more closely align with the discussion in “Part I; Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and in our earnings release, which are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
LifeWatch AG integration costs	$212	$661	$590	$7,865
Geneva integration costs	122	—	2,726	—
Reserve for note receivable	—	—	—	1,793
Change in fair value of acquisition-related contingent consideration	90	—	(1,720)	(700)
Patent and other litigation	2,144	339	5,807	1,551
Other costs	30	330	499	1,114
Total	$2,598	$1,330	$7,902	$11,623

12. Equity
Common Stock
As of September 30, 2019 and December 31, 2018, we were authorized to issue 200,000,000 shares of common stock. As of September 30, 2019 and December 31, 2018, we had 33,991,107 and 33,406,364, respectively, shares issued and outstanding.
Preferred Stock
As of September 30, 2019 and December 31, 2018, we were authorized to issue 10,000,000 shares of preferred stock. As of September 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.
Noncontrolling Interest
During 2018, after a formal restructuring of shareholdings approved by the board of directors of LifeWatch Turkey Holding AG (“LifeWatch Turkey”), we became the sole shareholder of LifeWatch Turkey. No cash or other consideration was exchanged to effect this transaction. As a result, we no longer reflect a noncontrolling interest on our consolidated balance sheet; however, we reflected the net loss attributable to the noncontrolling interest in our consolidated statement of operations during 2018 for the period of time where we did not own the entire entity.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
2017 Omnibus Incentive Plan (OIP)
In May 2017, our stockholders approved the OIP, which replaced the 2008 Plan. Stock options, RSUs, PSUs and PSOs have been granted under the OIP. There were 1,987,190 shares available for grant under the OIP as of September 30, 2019.
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
Stock option and PSO activity is summarized as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2018	2,661,282	$15.94
Granted	317,142	66.79
Forfeited	(49,168)	27.73
Exercised	(233,885)	7.75
Outstanding as of September 30, 2019	2,695,371	$22.42	5.8	$60,821
Exercisable as of September 30, 2019	1,751,943	$9.92	4.5	$54,075
Expected to vest as of September 30, 2019	856,160	$45.63	8.2	$6,122

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Performance Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2018	135,000	$20.64
Granted	—	—
Forfeited	—	—
Exercised	(105,000)	20.41
Outstanding as of September 30, 2019	30,000	$21.45	7.3	$578
Exercisable as of September 30, 2019	30,000	$21.45	7.3	$578

The table below summarizes certain additional information with respect to our options:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per option amounts)	2019	2018	2019	2018
Aggregate intrinsic value of options exercised	$1,261	$20,398	$18,184	$38,277
Cash received from the exercise of stock options	614	3,493	3,955	8,485
Weighted average grant date fair value per option	$24.00	$33.12	$38.64	$20.91

The total compensation cost of options granted but not yet vested at September 30, 2019 was $21.1 million, which is expected to be recognized over a weighted average period of approximately three years.
RSU and PSU activity is summarized as follows:

	Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Units outstanding as of December 31, 2018	358,683	$22.22	87,109	$37.79
Granted	77,248	65.53	34,088	86.29
Forfeited	(12,084)	30.21	(25,000)	37.79
Vested	(173,664)	13.73	—	—
Units outstanding as of September 30, 2019	250,183	$41.09	96,197	$54.98

Consistent with 2018, during 2019, we granted awards to certain participants in the form of PSUs. These PSUs will vest at the end of a three-year performance period only if specific financial performance metrics are met, and the vested shares will then be modified based on relative total shareholder return. The 34,088 2019 PSUs were granted at “target” levels; however, for share pool purposes, we have reserved an additional 34,088 shares in the event that the combined financial performance and market conditions achieve maximum levels. For the 2018 and 2019 PSUs combined, we have 96,197 shares reserved as of September 30, 2019 in the event that actual results exceed “target” levels. For the three and nine months ended September 30, 2019, stock-based compensation expense related to these PSUs was recognized in accordance with ASC 718 for both employees and non-employees, as amended by the adoption of ASU

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2018-07 (see “Note 1. Summary of Significant Accounting Policies; m) Recent Accounting Pronouncements; Accounting Pronouncements Recently Adopted” for further detail regarding ASU 2018-07).
Additional information about our RSUs is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Aggregate market value of RSUs vested	$—	$—	$12,833	$7,873

The total compensation cost of RSUs and PSUs granted but not yet vested, inclusive of the PSUs for which vesting has been deemed probable at September 30, 2019, was $7.5 million, which is expected to be recognized over a weighted average period of approximately two years. Additionally, there were 588,359 RSUs vested but not released at September 30, 2019.
Employee Stock Purchase Plan
In May 2017, our stockholders approved the BioTelemetry, Inc. 2017 Employee Stock Purchase Plan (“2017 ESPP”) with 500,000 shares reserved for issuance, which replaced the 2008 Employee Stock Purchase Plan. Substantially all of our employees are eligible to participate in the 2017 ESPP. Under the 2017 ESPP, each participant may purchase option value of our shares, through payroll deductions, not to exceed $25,000 of grant date fair value in a calendar year. The price per share is equal to the lower of 85% of the closing market price on the first day of the offering period or 85% of the closing market price on the day of purchase. Proceeds received from the issuance of shares are credited to stockholders’ equity in the period that the shares are issued. Purchases under the 2017 ESPP are made in March and September. For the nine months ended September 30, 2019, an aggregate of 98,425 shares were purchased in accordance with the 2017 ESPP. Net proceeds from the issuance of shares of common stock under the 2017 ESPP for the nine months ended September 30, 2019 were $3.1 million. At September 30, 2019, 232,671 shares remain available for purchase under the 2017 ESPP.
Our aggregate stock-based compensation expense is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Stock options	$1,927	$304	$5,206	$3,132
Restricted stock units	941	832	2,934	2,392
Performance stock units	121	—	192	—
Employee stock purchase plan	647	219	1,330	754
Total stock-based compensation expense	$3,636	$1,355	$9,662	$6,278

14. Income Taxes
The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

occur. We review and update our estimated annual effective tax rate each quarter. We recorded an income tax provision of $3.5 million and $6.2 million for the three and nine months ended September 30, 2019, respectively, based on our estimated annual effective tax rate adjusted for discrete items. We recognized an income tax benefit of $1.3 million and $2.9 million for the three and nine months ended September 30, 2018, respectively, primarily due to a discrete benefit recorded for equity compensation deductions.
At September 30, 2019 and December 31, 2018, we had deferred tax assets, net of deferred tax liabilities and valuation allowance, of $12.8 million and $20.0 million, respectively.
We recognize interest and penalties, where applicable, related to unrecognized tax benefits within the (provision for)/benefit from income taxes line in the consolidated statements of operations. During the nine months ended September 30, 2019, we recognized an immaterial amount of interest expense in the consolidated statements of operations associated with our unrecognized tax benefits.
At September 30, 2019 and December 31, 2018, we had net reserves of $34.3 million and $31.3 million, respectively, for unrecognized tax benefits, which are recorded as a component of other long-term liabilities within our consolidated balance sheets.

15. Segment Information
We operate under two reportable segments: Healthcare and Research. The Healthcare segment is focused on remote cardiac monitoring to identify cardiac arrhythmias or heart rhythm disorders and to monitor the functionality of implantable cardiac devices. We offer cardiologists, electrophysiologists, neurologists and primary care physicians a full spectrum of solutions, which provides them with a single source of cardiac monitoring services. These services range from the differentiated MCT service, to event, traditional Holter, extended Holter, Pacemaker and International Normalized Ratio monitoring. The Research segment is engaged in centralized core laboratory services providing cardiac monitoring, imaging services, scientific consulting and data management services for drug and medical device trials. Included in the Corporate and Other category is the manufacturing, testing and marketing of cardiac and blood glucose monitoring devices to medical companies, clinics and hospitals and corporate overhead and other items not allocated to any of our reportable segments.
Expenses that can be specifically identified with a segment have been included as deductions in determining pre-tax segment income/(loss). Any remaining expenses including integration, restructuring and other charges, as well as the elimination of costs associated with intercompany revenue, are included in Corporate and Other. Also included in Corporate and Other is our net interest expense and other financing expenses. We do not allocate assets to the individual segments.

	Three Months Ended September 30, 2019
	Reporting Segment		Corporate and Other
(in thousands)	Healthcare	Research		Consolidated
Revenue	$93,873	$14,236	$3,182	$111,291
Gross profit	62,780	5,758	801	69,339
Income/(loss) before income taxes	29,843	1,964	(20,056)	11,751
Depreciation and amortization	8,337	1,059	899	10,295
Capital expenditures	6,428	774	392	7,594

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended September 30, 2018
	Reporting Segment		Corporate and Other
(in thousands)	Healthcare	Research		Consolidated
Revenue	$84,196	$13,464	$2,353	$100,013
Gross profit	56,040	5,938	759	62,737
Income/(loss) before income taxes	28,662	1,951	(15,893)	14,720
Depreciation and amortization	8,413	944	992	10,349
Capital expenditures	2,765	472	4,324	7,561

	Nine Months Ended September 30, 2019
	Reporting Segment		Corporate and Other
(in thousands)	Healthcare	Research		Consolidated
Revenue	$276,886	$41,079	$9,108	$327,073
Gross profit	187,031	15,427	1,899	204,357
Income/(loss) before income taxes	91,965	3,780	(61,275)	34,470
Depreciation and amortization	24,955	2,991	2,562	30,508
Capital expenditures	19,950	2,562	1,174	23,686

	Nine Months Ended September 30, 2018
	Reporting Segment		Corporate and Other
(in thousands)	Healthcare	Research		Consolidated
Revenue	$251,470	$37,254	$7,145	$295,869
Gross profit	169,891	16,184	465	186,540
Income/(loss) before income taxes	81,261	4,257	(56,960)	28,558
Depreciation and amortization	24,797	2,921	2,513	30,231
Capital expenditures	14,906	1,674	918	17,498

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
Company Background
We are the leading remote medical technology company focused on the delivery of health information to improve quality of life and reduce cost of care. We provide remote cardiac monitoring, centralized core laboratory services for clinical trials, remote blood glucose monitoring and original equipment manufacturing that serves both healthcare and clinical research customers. We operate under two reportable segments: Healthcare and Research. Healthcare is focused on remote cardiac monitoring to identify cardiac arrhythmias or heart rhythm disorders and to monitor the functionality of implantable cardiac devices. We offer cardiologists, electrophysiologists, neurologists and primary care physicians a full spectrum of solutions, which provides them with a single source of cardiac monitoring services. These services range from the differentiated remote cardiac telemetry service to event, traditional Holter, extended Holter, Pacemaker and International Normalized Ratio monitoring. Research is engaged in centralized core laboratory services providing cardiac monitoring, imaging services, scientific consulting and data management services for drug and medical device trials. Included in the Corporate and Other category is the manufacturing, testing and marketing of cardiac and blood glucose monitoring devices to medical companies, clinics and hospitals and corporate overhead and other items not allocated to any of our reportable segments.
Recent Developments
In October 2019, we detected suspicious activity on our information technology network. As part of our comprehensive response plan, we immediately took certain systems offline to contain the activity and engaged an outside forensics team to conduct an independent investigation. While the incident did temporarily disrupt services, substantially all systems have resumed operation and our technical team continues to work closely with third-party consultants to further address this matter. Although the Company has insurance coverage for costs and business interruption resulting from cyber-attacks, disputes over the extent of insurance coverage for claims are not uncommon. As a result, we may incur expenditures related to addressing this incident, that may not be covered, and we anticipate fourth quarter financial results to be negatively impacted by the temporary disruption to normal operations. At this time, there is no evidence of any unauthorized transfer or misuse of customer or employee data.

Critical Accounting Policies and Estimates
We have prepared the consolidated financial statements and accompanying notes included in “Part I; Item 1. Financial Statements” of this report in accordance with U.S. generally accepted accounting principles. This requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. These estimates and assumptions are based on historical experience, analysis of current trends, and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions.
We periodically reevaluate our accounting policies, assumptions, and estimates and make adjustments when facts and circumstances warrant. Our significant accounting policies are described in “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 2. Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The accounting policies and related assumptions that we consider to be more critical to the preparation of our consolidated financial statements and accompanying notes and involve the most significant management judgments and estimates are described in “Part II; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Except for the implementation of Accounting Standards Codification (“ASC”) 842 - Leases and the acquisition-related contingent consideration associated with the Geneva Healthcare Inc.

(“Geneva”) acquisition, there were no material changes in, or additions to, our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.

Results of Operations
Three Months Ended September 30, 2019 and September 30, 2018
Revenue

	Three Months Ended
	September 30,		Change
(in thousands, except percentages)	2019	2018	$	%
Healthcare	$93,873	$84,196	$9,677	11.5%
Research	14,236	13,464	772	5.7%
Other	3,182	2,353	829	35.2%
Total revenue	$111,291	$100,013	$11,278	11.3%
Total revenue for the three months ended September 30, 2019 increased 11.3%, due to growth in revenue across all of our businesses. Healthcare revenue growth was driven by increased patient volume, primarily related to our mobile cardiac telemetry (“MCT”) and extended Holter services, as well as the addition of the implantable device monitoring revenue contributed by Geneva, which we acquired on March 1, 2019. The positive impact of the higher patient volume was partially offset by the reduction of MCT Medicare reimbursement, which went into effect January 1, 2019, as well as payor mix. Research revenue continues to benefit from new studies resulting from the utilization of ePatch™, our extended Holter device. Other revenue increased due to continued growth of diabetic product sales.
Gross Profit

	Three Months Ended
	September 30,		Change
(in thousands, except percentages)	2019	2018	$	%
Gross profit	$69,339	$62,737	$6,602	10.5%
Percentage of revenue	62.3%	62.7%
Gross profit for the three months ended September 30, 2019 increased primarily due to the higher revenue. The 42 basis point decrease in gross profit percentage was due to the impact of the reduction of MCT Medicare reimbursement, which went into effect January 1, 2019, as well as increased costs to support Research studies. This was partially offset by the positive impact of Healthcare operational efficiencies.

General and Administrative Expense

	Three Months Ended
	September 30,		Change
(in thousands, except percentages)	2019	2018	$	%
General and administrative expense	$29,651	$26,325	$3,326	12.6%
Percentage of revenue	26.6%	26.3%
General and administrative expense for the three months ended September 30, 2019 increased primarily due to costs associated with the ongoing investment in our business systems and infrastructure as well as the addition of Geneva.
Sales and Marketing Expense

	Three Months Ended
	September 30,		Change
(in thousands, except percentages)	2019	2018	$	%
Sales and marketing expense	$12,572	$10,120	$2,452	24.2%
Percentage of revenue	11.3%	10.1%
Sales and marketing expense for the three months ended September 30, 2019 increased primarily due to increased headcount-related expenses due to the ongoing investment in our Healthcare field sales force as well as the addition of Geneva.
Bad Debt Expense

	Three Months Ended
	September 30,		Change
(in thousands, except percentages)	2019	2018	$	%
Bad debt expense	$5,858	$5,157	$701	13.6%
Percentage of revenue	5.3%	5.2%
Bad debt expense for the three months ended September 30, 2019 increased primarily due to the increased Healthcare revenue and the timing of Healthcare collections. Bad debt expense for the three months ended September 30, 2019 in Research and the Other category was minimal and is recorded on a specific account basis.
Research and Development Expense

	Three Months Ended
	September 30,		Change
(in thousands, except percentages)	2019	2018	$	%
Research and development expense	$3,661	$2,429	$1,232	50.7%
Percentage of revenue	3.3%	2.4%
Research and development expense for the three months ended September 30, 2019 increased due to our ongoing investment in new products and technologies, including the further incorporation of artificial intelligence and machine learning into our services.

Other Charges

	Three Months Ended
	September 30,		Change
(in thousands, except percentages)	2019	2018	$	%
Other charges	$2,598	$1,330	$1,268	95.3%
Percentage of revenue	2.3%	1.3%
Other charges for the three months ended September 30, 2019 increased primarily due to a $1.8 million increase in patent litigation and other legal expense partially offset by a reduction in acquisition and integration expenses. For further details, please see “Part I; Item 1, Financial Statements; Note 11. Other Charges.”
Other Expense

	Three Months Ended
	September 30,		Change
(in thousands, except percentages)	2019	2018	$	%
Interest expense	$(2,338)	$(2,408)	$70	(2.9)%
Loss on equity method investment	(65)	(54)	(11)	20.4%
Other non-operating expense, net	(845)	(194)	(651)	335.6%
Total other expense, net	$(3,248)	$(2,656)	$(592)	22.3%
Percentage of revenue	2.9%	2.7%
Total other expense for the three months ended September 30, 2019 increased primarily due to the effect of non-cash foreign currency transaction losses.
Income Taxes

	Three Months Ended
	September 30,		Change
(in thousands, except percentages)	2019	2018	$	%
(Provision for)/benefit from income taxes	$(3,468)	$1,281	$(4,749)	(370.7)%
Effective tax rate	29.5%	(8.7)%
For the three months ended September 30, 2019, we recorded an income tax provision based on our estimated annual effective tax rate, adjusted for discrete items. For the three months ended September 30, 2018, we recorded an income tax benefit primarily due to a discrete benefit recorded for equity compensation deductions. After considering benefits from the exercise of stock options, we expect our 2019 annual effective tax rate to be in the range of 19% to 21%, absent changes in tax laws or significant changes in unrecognized tax benefits.

Nine Months Ended September 30, 2019 and September 30, 2018
Revenue

	Nine Months Ended
	September 30,		Change
(in thousands, except percentages)	2019	2018	$	%
Healthcare	$276,886	$251,470	$25,416	10.1%
Research	41,079	37,254	3,825	10.3%
Other	9,108	7,145	1,963	27.5%
Total revenue	$327,073	$295,869	$31,204	10.5%
Total revenue for the nine months ended September 30, 2019 increased 10.5%, due to growth in revenue across all of our businesses. Healthcare revenue growth was driven by increased patient volume, primarily related to our MCT and extended Holter services, as well as the addition of the implantable device monitoring revenue contributed by Geneva, which we acquired on March 1, 2019. The positive impact of the higher patient volume was partially offset by the reduction of MCT Medicare reimbursement, which went into effect January 1, 2019, as well as payor mix. Research revenue continues to benefit from new studies resulting from the utilization of ePatch™, our extended Holter device. Other revenue increased due to continued growth of diabetic product sales.
Gross Profit

	Nine Months Ended
	September 30,		Change
(in thousands, except percentages)	2019	2018	$	%
Gross profit	$204,357	$186,540	$17,817	9.6%
Percentage of revenue	62.5%	63.0%
Gross profit for the nine months ended September 30, 2019 increased primarily due to the higher revenue. The 57 basis point decrease in gross profit percentage was due to the impact of the reduction of MCT Medicare reimbursement, which went into effect January 1, 2019, as well as increased costs to support Research studies. This was partially offset by the positive impact of Healthcare operational efficiencies.
General and Administrative Expense

	Nine Months Ended
	September 30,		Change
(in thousands, except percentages)	2019	2018	$	%
General and administrative expense	$87,845	$81,785	$6,060	7.4%
Percentage of revenue	26.9%	27.6%
General and administrative expense for the nine months ended September 30, 2019 increased primarily due to costs associated with the ongoing investment in our business systems and infrastructure, increased charitable contributions to fund pediatric cardiac procedures in developing countries as well as the addition of Geneva.

Sales and Marketing Expense

	Nine Months Ended
	September 30,		Change
(in thousands, except percentages)	2019	2018	$	%
Sales and marketing expense	$37,807	$32,535	$5,272	16.2%
Percentage of revenue	11.6%	11.0%
Sales and marketing expense for the nine months ended September 30, 2019 increased primarily due to increased headcount-related expenses due to the ongoing investment in our Healthcare field sales force as well as the addition of Geneva.
Bad Debt Expense

	Nine Months Ended
	September 30,		Change
(in thousands, except percentages)	2019	2018	$	%
Bad debt expense	$16,385	$16,911	$(526)	(3.1)%
Percentage of revenue	5.0%	5.7%
Bad debt expense for the nine months ended September 30, 2019 decreased primarily due to a prior year $1.1 million specific reserve related to a customer bankruptcy in the Other category. This was partially offset by the increased Healthcare revenue and the timing of Healthcare collections. Bad debt expense for the nine months ended September 30, 2019 in Research and the Other category was minimal and is recorded on a specific account basis.
Research and Development Expense

	Nine Months Ended
	September 30,		Change
(in thousands, except percentages)	2019	2018	$	%
Research and development expense	$10,526	$8,451	$2,075	24.6%
Percentage of revenue	3.2%	2.9%
Research and development expense for the nine months ended September 30, 2019 increased due to our ongoing investment in new products and technologies, including the further incorporation of artificial intelligence and machine learning into our services.
Other Charges

	Nine Months Ended
	September 30,		Change
(in thousands, except percentages)	2019	2018	$	%
Other charges	$7,902	$11,623	$(3,721)	(32.0)%
Percentage of revenue	2.4%	3.9%
Other charges for the nine months ended September 30, 2019 decreased primarily due to a $7.3 million reduction of integration expense related to the LifeWatch AG (“LifeWatch”) acquisition, a $1.8 million prior year reserve for a note receivable with a bankrupt customer and the $1.0 million impact from changes in acquisition-related contingent consideration. This decrease was partially offset by $2.7 million of costs related to our Geneva acquisition, and a $4.3 million increase in patent litigation and other legal expense. For further details, please see “Part I; Item 1, Financial Statements; Note 11. Other Charges.”
Other Expense

	Nine Months Ended
	September 30,		Change
(in thousands, except percentages)	2019	2018	$	%
Interest expense	$(7,358)	$(6,982)	$(376)	5.4%
Loss on equity method investment	(251)	(238)	(13)	5.5%
Other non-operating (expense)/income, net	(1,813)	543	(2,356)	(433.9)%
Total other expense, net	$(9,422)	$(6,677)	$(2,745)	41.1%
Percentage of revenue	2.9%	2.3%
Total other expense for the nine months ended September 30, 2019 increased primarily due to the effect of non-cash foreign currency transaction losses, the impact of higher interest rates due to changes in LIBOR on our long-term debt as well as interest expense on the deferred purchase consideration for Geneva. These increases were partially offset by a current year gain associated with the termination of a former LifeWatch foreign pension plan as well as prior year interest expense related to a legal settlement.
Income Taxes

	Nine Months Ended
	September 30,		Change
(in thousands, except percentages)	2019	2018	$	%
(Provision for)/benefit from income taxes	$(6,202)	$2,923	$(9,125)	(312.2)%
Effective tax rate	18.0%	(10.2)%
For the nine months ended September 30, 2019, we recorded an income tax provision based on our estimated annual effective tax rate, adjusted for a net discrete benefit primarily related to equity compensation deductions. For the nine months ended September 30, 2018, we recorded an income tax benefit primarily due to a discrete benefit recorded for equity compensation deductions. After considering benefits from the exercise of stock options, we expect our 2019 annual effective tax rate to be in the range of 19% to 21%, absent changes in tax laws or significant changes in unrecognized tax benefits.

Liquidity and Capital Resources
The following table highlights certain information related to our liquidity and capital resources:

(in thousands, except ratios)	September 30, 2019	December 31, 2018
Cash and cash equivalents	$61,573	$80,889
Healthcare accounts receivable, net of allowance for doubtful accounts	56,832	37,754
Other accounts receivable, net of allowance for doubtful accounts	15,637	14,874
Availability under revolving credit facility	50,000	50,000

Working capital	$89,066	$97,037
Current ratio	2.5	3.0

Total operating lease obligations(1)	$20,447	$—
Total finance lease obligations	838	1,769
Total debt	$195,638	$198,549
________________

(1)
We adopted ASC 842 - Leases, effective January 1, 2019, which resulted in the recognition of most of our operating leases on our balance sheet, both as a right-of-use asset and right-of-use liability. Since we adopted this standard using the optional modified retrospective method, we have not restated prior year amounts.

The following table highlights certain cash flow activities:

	Nine Months Ended
(in thousands)	September 30, 2019	September 30, 2018
Net income	$28,268	$31,481
Non-cash adjustments to net income	60,683	49,782
Cash used for working capital	(36,349)	(36,976)
Cash provided by operating activities	52,602	44,287

Cash used in investing activities	(68,452)	(17,498)

Cash (used in)/provided by financing activities	$(3,489)	$500
For the nine months ended September 30, 2019, non-cash adjustments to income primarily relate to bad debt, depreciation, amortization and stock compensation expense and deferred taxes, offset by the changes in acquisition-related contingent consideration. The decrease in cash used for working capital was primarily due to the timing of cash receipts. The increase in cash used in investing activities was primarily due to the Geneva acquisition. The change in cash flows from financing activities was due to increased payments of tax withholdings related to vesting of share-based awards, the increase in our principal payments on our long-term debt and a decrease in the proceeds received related to the exercise of stock options, offset partially by the impact of the prior year acquistion of noncontrolling interests.
In 2017, we established a new credit agreement with SunTrust Bank and lenders named therein in the form of a $205.0 million term loan and a $50.0 million revolving credit facility. For further details regarding this agreement, please see “Part II; Item 8. Financial Statements and Supplementary Data;

Notes to Consolidated Financial Statements; Note 11. Credit Agreement” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. As of September 30, 2019, our revolving credit facility remains undrawn.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our cash and cash equivalents as of September 30, 2019 were $61.6 million. We do not invest in any short-term or long-term securities, nor do we hold any derivative financial instruments for trading or speculative purposes.
At September 30, 2019, we had $195.6 million of variable rate debt, inclusive of debt discounts and deferred charges, at a rate of LIBOR plus the applicable margin, or the prime rate plus the applicable margin. A 1.0% change in either the LIBOR rate, prime rate, or the applicable margin would result in a change in interest expense of approximately $2.0 million. For further details regarding the debt, rates or applicable margin, please refer to “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 11. Credit Agreement” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer (the Principal Executive Officer) and Chief Financial Officer (the Principal Financial Officer) have concluded that our disclosure controls and procedures were effective as of September 30, 2019.  This evaluation of the effectiveness of our internal control over financial reporting did not include the internal controls of Geneva, which was acquired in the first quarter of 2019, nor ADEA Medical AB, which was acquired in the second quarter of 2019, due to the timing of these acquisitions. Geneva and ADEA Medical AB will be included in our evaluation of the effectiveness of our internal control over financial reporting for periods beginning after January 1, 2020.

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

Item 1A.  Risk Factors
In evaluating an investment in BioTelemetry common stock, investors should consider carefully, among other things, “Part I; Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, as well as the information contained in this Quarterly Report on Form 10-Q, which could materially affect the Company’s business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainty not currently known to the Company or that the Company currently deems immaterial also may materially adversely affect the Company’s business, financial condition or future results.
We are increasingly dependent on sophisticated information technology systems to operate our business, and if we fail to properly maintain the integrity of our data or if our products do not operate as intended or we experience a cyber-attack or other breach of these systems, our business could be materially affected.
We are increasingly dependent on sophisticated information technology for our products and infrastructure. We rely on information technology systems to process, transmit and store electronic information in our day-to-day operations. The size and complexity of our information technology systems makes them vulnerable to increasingly sophisticated cyber-attacks, malicious intrusion, breakdown, destruction, loss of data privacy or other significant disruption. For example, in October 2019, we detected suspicious activity on our information technology network, which required services and systems to be taken offline for a period of time. Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, the increasing need to protect patient and customer information and changing customer patterns. As a result of technology initiatives, recently enacted regulations, changes in our system platforms and integration of new business acquisitions, we have been consolidating and integrating the number of systems we operate and have upgraded and expanded our information systems capabilities.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.  Defaults Upon Senior Securities
Not applicable.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
Not applicable.

Item 6.  Exhibits
EXHIBIT INDEX

		Incorporated by Reference				Filed/Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Consulting Agreement, dated August 21, 2019, between Peter Ferola and BioTelemetry, Inc.	8-K	000-558039	10.1	August 22, 2019
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.					†
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.					†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					+
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded withing the Inline XBRL document.					†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					†
101.SCH	XBRL Taxonomy Extension Schema Document.					†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					†
104	Cover Page Interactive Data File, formatted in Inline XBRL (contained in Exhibit 101).

†	Filed herewith.

+	Furnished herewith.

BioTelemetry, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOTELEMETRY, INC.

Date: November 5, 2019	By:	/s/ Heather C. Getz
Heather C. Getz
Executive Vice President, Chief Financial and Administrative Officer
(Principal Financial Officer and authorized officer of the Registrant)