Form 10-K
period 2019-12-31
BIOTELEMETRY, INC.
filed 2020-02-28
CIK 1574774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number: 000-55039
BioTelemetry, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-2568498
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1000 Cedar Hollow Road
Malvern,	Pennsylvania	19355
(Address of principal executive offices)		(Zip Code)
(610) 729-7000
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BEAT	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1.6 billion based on the closing sale price of the registrant’s common stock as reported by the NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2019. As of February 17, 2020, 34,023,053 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2020 annual meeting of stockholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

BioTelemetry, Inc.
Annual Report on Form 10-K
For The Fiscal Year Ended December 31, 2019

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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This document includes certain forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995 regarding, among other things, our growth prospects, the prospects for our products and our confidence in our future. These statements may be identified by words such as “expect,” “anticipate,” “estimate,” “intend,” “plan,” “believe,” “promises” and other words and terms of similar meaning. Examples of forward-looking statements include statements we make regarding our ability to increase demand for our products and services, to leverage our Mobile Cardiac Outpatient Telemetry platform, to expand into new markets, to grow our market share, our expectations regarding revenue trends in our segments and the achievement of cost efficiencies through process improvement. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including important factors that could delay, divert or change any of these expectations, and could cause actual outcomes and results to differ materially from current expectations. These factors include, among other things:

•	our ability to identify acquisition candidates, acquire them on attractive terms and integrate their operations into our business;

•	our ability to educate physicians and continue to obtain prescriptions for our products and services;

•	changes to insurance coverage and reimbursement levels by Medicare and commercial payors for our products and services;

•	our ability to attract and retain talented executive management and sales personnel;

•	the commercialization of new competitive products;

•	acceptance of our new products and services, such as our mobile cardiac telemetry (“MCT”) patch;

•	the impact of the October 2019 information technology incident;

•	our ability to obtain and maintain required regulatory approvals for our products, services and manufacturing facilities;

•	changes in governmental regulations and legislation;

•	adverse regulatory action;

•	our ability to obtain and maintain adequate protection of our intellectual property;

•	interruptions or delays in the telecommunications systems and/or information technology systems that we use;

•	our ability to successfully resolve outstanding legal proceedings; and

•	the other factors that are described in “Part I; Item 1A. Risk Factors” of this Annual Report on Form 10-K.
We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as may be required by law.

PART I
Item 1. Business
Overview
BioTelemetry, Inc. is the leading remote medical technology company focused on delivery of health information to improve quality of life and reduce cost of care. We provide remote cardiac monitoring, centralized core laboratory services for clinical trials, remote blood glucose monitoring, and original equipment manufacturing that serves both healthcare and clinical research customers.
With over 30,000 unique referring physicians per month, we provide cardiac monitoring and reporting for over one million patients per year, processing over four billion heart beats per day. More information can be found at www.gobio.com. Information on our website or linked to our website is not incorporated by reference into this Annual Report on Form 10-K.
BioTelemetry operates under two reportable segments: Healthcare and Research. Our smaller brands are aggregated in the Corporate and Other category.
The Healthcare segment, which generated 85% of our revenue in 2019, is focused on remote cardiac monitoring to identify cardiac arrhythmias or heart rhythm disorders and to monitor the functionality of implantable cardiac devices. Since focusing on cardiac monitoring in 1999, we have developed a proprietary integrated patient management platform that incorporates wireless data transmission, U.S. Food and Drug Administration (“FDA”) cleared algorithms, medical devices and 24-hour monitoring service centers. We offer cardiologists, electrophysiologists, neurologists and primary care physicians a full spectrum of solutions, which provides them with a single source of remote cardiac monitoring services. These services include MCT, event, traditional Holter, extended Holter, Pacemaker, International Normalized Ratio (“INR”), implantable loop recorder (“ILR”) and other implantable cardiac device monitoring. The majority of our Healthcare revenue is derived from the monitoring of devices that BioTelemetry has developed, manufactured and marketed. The Research segment, which generated 12% of our revenue in 2019, is engaged in centralized core laboratory services providing cardiac monitoring, imaging services, scientific consulting and data management services for drug and medical device trials.
During the first quarter of 2018, as part of the LifeWatch AG (“LifeWatch”) integration, our forward-looking integration and rebranding plans, as well as re-evaluating the significance and materiality of our segments, we aggregated our Technology operating segment into the Corporate and Other category. Included in the Corporate and Other category is the manufacturing, testing and marketing of cardiac and blood glucose monitoring devices to medical companies, clinics and hospitals and corporate overhead and other items not allocated to any of our reportable segments. See “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 18. Segment Information” of this Annual Report on Form 10-K for further discussions related to our segments.
Our common stock is traded on the NASDAQ Global Select Market under our symbol: “BEAT.”

Business Strategy
Our goals are to solidify our position as the leading provider of outpatient cardiac monitoring services, expand our presence in the research market and leverage our monitoring platform in new markets. The key elements of the business strategy by which we intend to achieve these goals include:

•
Increase Overall Demand for Our Cardiac Monitoring Services.  We believe that we can increase demand for our comprehensive portfolio of cardiac monitoring solutions by educating cardiologists, electrophysiologists, neurologists and primary care physicians on the benefits of using our services, including MCT, to meet their arrhythmia monitoring needs, stressing the increased diagnostic yield and their ability to use the clinically significant data to make timely interventions and guide more effective treatments. We also believe we can become further incorporated into the medical practices’ workflow by remotely monitoring patients with implanted devices, such as pacemakers, defibrillators and loop recorders, and by offering solutions such as the bi-directional integration of our data into Electronic Medical Record systems.

•
Expand Our Presence in the Clinical Research Market.  We continue to focus our efforts on increasing our presence in the clinical research market, diversifying our service offerings and expanding our preferred global provider relationships with clinical trial sponsors. We have experienced an increase in dual-service studies that require both cardiac and imaging service, which we see as a key element of our strategic growth plan. We have had success incorporating our proprietary ePatch™ extended-wear monitor as an element of our new cardiac studies creating cross-segment, top-line synergies.

•
Leverage Our Core Competencies to New Market Opportunities.  We believe our core competencies can be leveraged for applications in multiple markets. While our initial focus has been on remote cardiac monitoring to identify cardiac arrhythmias or heart rhythm disorders and to monitor the functionality of implantable cardiac devices, we intend to expand into new market areas that require outpatient or ambulatory monitoring and management. During the second quarter of 2018, we announced the commercial introduction of our latest generation wireless Blood Glucose Monitoring (“BGM”) system, increasing our presence in the large and rapidly growing digital population health management market. This wireless BGM system transmits real-time results to a cloud-based analytical engine, which synthesizes the data, monitors trends and provides caregivers with critical information about a patient’s health status and the potential need to intervene. We have been leveraging our wireless platform and proprietary technology to develop new opportunities for growth in the digital population health management business through key partnerships and internal investments. We continue to evaluate numerous connected health technologies and solutions to better understand where we can best leverage our capabilities.

Healthcare
The Healthcare segment, or BioTel Heart®, is focused on remote cardiac monitoring to identify cardiac arrhythmias or heart rhythm disorders and to monitor the functionality of implantable cardiac devices. We offer cardiologists, electrophysiologists, neurologists and primary care physicians a full spectrum of solutions, which provides them with a single source of remote cardiac monitoring services. These services include MCT, event, traditional Holter, extended Holter, Pacemaker, INR, ILR and other implantable cardiac device monitoring. The majority of our Healthcare revenue is derived from the monitoring of devices that BioTelemetry has developed, manufactured and marketed.
MCT
Our MCT services incorporate a lightweight patient-worn sensor attached to electrodes that capture two-channel electrocardiogram (“ECG”) data, measuring electrical activity of the heart, on a compact wireless handheld monitor. The monitor analyzes incoming heartbeat-by-heartbeat information from the sensor on a real-time basis by applying proprietary algorithms designed to detect arrhythmias. The monitor can detect an arrhythmic event even in the absence of symptoms noticed by the patient. When the monitor detects an arrhythmic event, it automatically transmits the ECG to our monitoring centers. At our 24/7 monitoring centers, trained cardiac technicians analyze the data, respond to urgent events and report results in the manner prescribed by the physician. The MCT devices employ two-way wireless communications, enabling continuous transmission of patient data to the monitoring centers and permitting physicians to remotely adjust monitoring parameters and request previous ECG data from the memory stored in the monitor. The MCT devices have the capability of storing 30 days of continuous ECG data, in contrast to a maximum of 10 minutes for a typical event monitor and a maximum of 24 hours for a typical Holter monitor.

In 2016, we obtained FDA approval of our next generation MCT device, in a patch form factor. The MCT patch is a four-lead, two-channel system that provides the same best-in-class technology as our traditional MCT devices, in a more convenient form factor. The MCT patch was commercially launched in limited accounts during 2017, with a full launch in the first quarter of 2018.

Event
Our event monitoring services provide physicians with the flexibility to prescribe wireless event monitors, digital loop event monitors, memory loop event monitors and non-loop event monitors. Event data is transmitted, either through automatic transmission of event data with wireless event monitors or through telephonic transmission of stored event data with our traditional event monitors, to one of our 24/7 monitoring centers where our trained cardiac technicians analyze the data.
Holter

Traditional Holter and extended Holter monitors locally store, on a compact memory card, ECG data of every heartbeat or irregularity. At the end of service, the device is returned. Our trained cardiac technicians then analyze the data. Our next generation Holter monitors, the CardioKey® and ePatch™ are small, lightweight cardiac monitors, which can continuously store up to 14 days of ECG data.

Geneva

Our Geneva platform is a cloud-based solution for point of care and remote monitoring data that consolidates and manages information from ILRs and other implantable cardiac devices of several manufacturers into a single workflow. When combined with Geneva’s cardiac monitoring services, our trained cardiac technicians analyze and report the data.

We market our services generally throughout the United States and receive reimbursement for the monitoring provided to patients from government and commercial payors.

Research
The Research segment, or BioTel Research™, is engaged in centralized core laboratory services providing cardiac monitoring, imaging services, scientific consulting and data management services for drug and medical device trials. The centralized services include ECG, Holter monitoring, ambulatory blood pressure monitoring, echocardiography, multigated acquisition scan (“MUGA”), a full range of imaging services, protocol development, expert reporting and statistical analysis. Our imaging service offerings were bolstered by our 2016 acquisition of VirtualScopics, Inc. (“VirtualScopics”), a leading provider of clinical trial imaging solutions and services in the cardiac, oncology, metabolic, musculoskeletal and neurologic therapeutic areas. We provide a full range of support services in Phase I-IV trials and Thorough QT Trials, that include project coordination, setup and management, equipment rental, data transfer, processing, analysis and 24/7 customer support and site training. Our data management systems enable complete customization for sponsors’ preferred data specifications, and our web service, CardioPortal™, provides access to data from any web browser. Our primary customers in this segment are pharmaceutical companies and contract research organizations (“CROs”).
In late 2017, we collaborated with Apple, Stanford Medicine and American Well in the Apple Heart Study, to improve the technology used to identify irregular heart rhythms and advance heart science. The study enrolled over 400,000 participants and was expected to discover undiagnosed irregular heart rhythms, such as AFib, using the Apple Watch and dedicated “Apple Heart Study” App.  As part of the study, participants who experienced an irregular pulse received BioTelemetry’s ePatch™ for additional monitoring. In November 2019, Stanford Medicine published its findings, “Large-Scale Assessment of a Smartwatch to Identify Atrial Fibrillation” in the New England Journal of Medicine, which confirmed that wearable technology can safely identify heart rate irregularities that subsequent clinical evaluations confirmed to be AFib. This is an example of a customer outside the traditional CRO or pharmaceutical company utilizing our services.

Other Businesses
The Corporate and Other category contains our other operating business brands: BioTel Alliance™, which focuses on manufacturing, testing and marketing of cardiac devices to medical companies, clinics and hospitals, and BioTel Care®, which manufactures blood glucose monitoring devices and is actively working to expand our position in the digital population health management space. We have been able to build successful customer relationships by providing reliable, quality products and engineering services. We offer contract manufacturing services, developing and producing devices to the specific requirements set by customers.
We manufacture various devices, including MCT, event and Holter monitors utilized by our Healthcare and Research segments. Our facilities located in San Diego, CA, and Concord, MA, are responsible for research and product development under FDA guidelines. Manufacturing of devices is performed in part in our Eagan, MN, facility. We believe that our manufacturing capacity will be sufficient to meet our manufacturing needs for the foreseeable future.
We believe our manufacturing operations are in compliance with regulations mandated by the applicable regulatory governing bodies. We are subject to unannounced inspections by the FDA, and we successfully completed routine inspections in recent years with no significant findings noted or warnings issued. Our Eagan, MN, San Diego, CA, and Concord, MA, facilities are ISO 13485-certified and registered with the FDA. ISO 13485 is an international quality system standard used by medical device manufacturing companies and is the basis for acquiring European Conformity Marking (“CE Marking”) for medical device product distribution in the European Union. In addition to FDA clearance, many of our devices also carry a CE Marking, which is a certification mark that indicates conformity with health, safety and environmental protection standards for products used and sold within the European Economic Area (“EEA”).
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
In 2016, we obtained FDA approval of our next generation MCT device, in a patch form factor. The MCT patch is a four-lead, two-channel system that provides the same best-in-class technology as our traditional MCT devices, in a more convenient form factor. We continue to explore unique designs to improve patient experience while maintaining clinical efficacy.
We also continue to research study setup automation and workflow management for use in our Research segment. Our continued efforts to integrate machine learning and artificial intelligence to improve our automated patient management tracking in our Research segment services will drive efficiencies, and we believe it will help us acquire more dual-service studies from our partners.

Additionally, we continue to build out our coaching platform for our wireless BGM, through patient and third-party feedback. We are analyzing data to determine where machine learning can provide additional technological leverage and efficiencies to the physician and the patient.

Sales and Marketing
We market our cardiac monitoring solutions in our Healthcare segment through our direct sales force primarily to cardiologists, electrophysiologists, neurologists and primary care physicians who most commonly diagnose and treat patients with arrhythmias. We differentiate ourselves through our clinical efficacy and the seamless integration of our data in the practice’s electronic medical records.
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
We market our Research segment services to pharmaceutical companies, medical device companies, CROs and academic research organizations. We are a founding member and the first cardiac core laboratory to join the Cardiac Safety Research Consortium (“CSRC”). Through the CSRC, we are able to network with key thought leaders and decision makers of major pharmaceutical companies, as well as discuss key cardiac safety issues during the drug development process. Through our integration of VirtualScopics, we have experienced an increase in acquiring studies that include both cardiac and imaging requirements. Expanding our research service offerings is a key element of our strategic growth plan, allowing us to more favorably compete for research studies requiring a wider range of research services. Our team has also had success incorporating our proprietary ePatch™ monitor as a critical element of new cardiac studies creating cross-segment, top-line synergies.
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
We attend trade shows and medical conferences to promote our various product and service offerings. The trade shows and conferences we attend are related to organizations such as: the Heart Rhythm Society,

American College of Cardiology, American Telemedicine Association, Society of Thoracic Surgeons, American Heart Association and the European Society of Cardiology. We also attend the Medica, Drug Information Association and Partnerships in Clinical Trials trade shows, as well as the annual Boston Atrial Fibrillation Symposium. We have had limited product and service-based advertising in certain national newspapers and medical journals.

Seasonality
Our Healthcare segment experiences some seasonality during the third quarter as well as during the year-end holiday season. We believe that this is the result of patients electing to delay our monitoring services during the summer months or holidays.

Healthcare Reimbursement
In the Healthcare segment, services are billed to government and commercial payors using specific codes describing the services. Those codes are part of the Current Procedural Terminology (“CPT”) coding system, which was established by the American Medical Association to describe services provided by physicians and other suppliers. Physicians select the code that best describes the medical services being prescribed. Approximately 35% of our total revenue is subject to reimbursement directly from the Medicare program, a federal government health insurance program administered by CMS, at rates that are set nationally and adjusted for certain regional indices.
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

Competition
Although we believe that we have a leading position in mobile cardiac monitoring in the U.S., the industry in which our Healthcare segment operates is fragmented and characterized by a number of smaller regional service providers.
Our Research segment competes directly with other core labs as well as CROs that offer centralized core laboratory services. We believe that we compete favorably based on our comprehensive cardiac and imaging service offerings, the scale of our operation and our ability to support the entire life cycle of new drug development.
We also compete directly with other original diagnostic equipment manufacturers.

We believe that the principal competitive factors that impact the success of our businesses include some or all of the following:

•	quality of algorithms used to detect arrhythmias;

•	quality and accuracy of clinical data;

•	turnaround times;

•	ease of use and reliability of cardiac monitoring solutions for patients and physicians;

•	technology performance, innovation, flexibility and range of application generating the highest yields;

•	timeliness and clinical relevance of new product introductions;

•	quality and availability of superior customer support services;

•	size, experience, knowledge and training of sales and marketing staff;

•	reputation;

•	relationships with referring physicians, hospitals, managed care organizations and other third-party payors;

•	reporting capabilities;

•	providing a full spectrum of remote cardiac monitoring solutions, including MCT, event, traditional Holter, extended Holter, Pacemaker, INR, ILR and other implantable cardiac device monitoring;

•	a widening range of clinical cardiac and imaging services and best-in-class solutions;

•	perceived value; and

•	extensive industry expertise.
We believe that we compete favorably based on the factors described above. However, our industry is evolving rapidly and is becoming increasingly competitive, and the basis on which we compete may change over time. In addition, if companies with substantially greater resources than ours enter our market, we will face increased competition.

Charitable Giving
In recent years, we have supported the American Heart Association through sponsorship and employee fund-raising at local Heart Walk events in the Philadelphia area as well as at various other locations across the U.S. as a way to share a portion of our success.  In 2019, we began our “Heart for Hope” initiative, whereby we committed to fund life-saving heart procedures for children in need.  To date, we have funded 200 surgeries for children from parts of Southeast Asia whose families do not have the resources to do so.  That funding also includes the follow-up care after the surgery is completed.  More information about “Heart for Hope” can be found at www.gobio.com/heartforhope.

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
Our trademarks, certain of which are material to our business, are registered or otherwise legally protected in the United States and in certain international jurisdictions and include, among others, the registered trademarks BioTelemetry®, BioTel Heart®, Geneva Healthcare®, BioTel Care®, and BioTel Europe® and the unregistered trademarks Mobile Cardiac Outpatient Telemetry™, MCOT™, ePatch™, CardioPortal™, BioTel Research™ and BioTel Alliance™. We also have a significant amount of copyright-protected materials.

Government Regulation
The healthcare industry is highly regulated, with no guarantee that the regulatory environment in which we operate will not change significantly and adversely in the future. We believe that healthcare legislation, rules, regulations and interpretations will change, and we expect we will have to modify our agreements and operations in response to these changes.
U.S. Food and Drug Administration
The medical devices that we use to provide patient monitoring services are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act (“FDCA”). Unless exempt, medical devices distributed in the United States must receive marketing authorization by the FDA through either a full Premarket Approval (“PMA”) or the Premarket Notification 510(k) process. Based on the classification and characteristics of a medical device, it may receive marketing authorization through a PMA pathway, which requires the demonstration of safety and effectiveness through adequate and well-controlled clinical studies, or receive clearance under the 510(k) pathway after demonstrating substantial equivalence to a predicate device. In addition to marketing authorization requirements, device manufacturers must also comply generally with establishment registration, medical device listing, quality system regulation, labeling and medical device reporting requirements, and any special controls specific to a particular device and used to support reclassification.
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
CE Marking
Medical devices distributed within the EEA require the CE Marking, which is a certification mark that indicates conformity with health, safety, and environmental protection standards for products sold within the EEA. The CE Marking is also found on products sold outside the EEA that are manufactured in, or designed to be sold in, the EEA. Although ISO 13485 certification is not a direct requirement for CE Marking medical devices under the European Medical Device Directives, it is recognized as a harmonized standard by the European Commission. ISO 13485 is aligned with the three European medical device directives that are applicable to different types of medical devices in Europe.   Failure to maintain appropriate CE Marking could have an adverse effect on our ability to use or sell our devices within the European Union.
Healthcare, Fraud, Waste and Abuse
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
Federal and state anti-kickback laws generally prohibit the payment or receipt of anything of value to induce prescription or referral of reimbursed products or services. Stark law limits certain relationships between referring physicians and providers of certain designated healthcare services. Anti-kickback laws restrict financial arrangements with certain healthcare professionals in a position to purchase, recommend or refer patients for our cardiac monitoring services or other products or services we may develop and commercialize. Due to the breadth of some of these laws, it is possible that some of our current or future practices might be challenged under these laws.
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

The Patient Protection and Affordable Care Act
On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law, and on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 was signed into law. Together, the two measures, collectively known as the Affordable Care Act (“ACA”), made fundamental changes to the United States healthcare system. The ACA expanded Medicaid eligibility, required most individuals to have health insurance or pay a penalty, imposed new requirements for health plans and insurance policy standards, established health insurance exchanges, changed Medicare payment systems to encourage more cost-effective care and newly expanded tools to address fraud and abuse and required manufacturers of medical devices and other products reimbursed by Medicare to report annually to the government certain payments to physicians and teaching hospitals. In 2018, certain provisions of the ACA were modified and repealed effective 2019 and beyond, and in December 2019, the medical device excise tax was permanently repealed.
Health Insurance Portability and Accountability Act of 1996
The Health Insurance Portability and Accountability Act was enacted in 1996, amended by the Health Information Technology for Economic and Clinical Health (“HITECH”) Act in 2009, and implemented through regulation (collectively, “HIPAA”). HIPAA, together with other data privacy and security laws such as the General Data Protection Regulations (“GDPR”) in Europe, dictate privacy and security standards governing the collection, storage, maintenance, dissemination, use and confidentiality of individually identifiable patient health information and other personal information. HIPAA applies directly to “covered entities,” which include health plans, healthcare clearinghouses and many healthcare providers, who electronically transmit health information and thereby engage in HIPAA “covered transactions.” HIPAA also applies to “business associates,” individuals who perform certain functions or activities for or on behalf of covered entities that require the individuals to create, receive, maintain, or transmit protected health information (“PHI”). HIPAA is concerned primarily with the privacy of PHI when it is used and/or disclosed; the confidentiality, integrity and availability of electronic PHI; notifying federal regulators and impacted patients in the event of a breach of unsecured PHI; and the content and format of certain identified electronic healthcare transactions. The laws governing healthcare information privacy and security impose civil and criminal penalties for their violation. Compliance with these laws requires substantial expenditures of financial and other resources for information technology system compliance, maintenance, monitoring, validation and evaluation. Historically, state law has governed confidentiality issues, and HIPAA preserves these laws to the extent they are more protective of a patient’s privacy or provide the patient with greater access to his or her health information. Many states continue to consider revisions to their existing laws and regulations that may or may not be more stringent or burdensome than the federal HIPAA provisions.
Medicare
Medicare is a federal program administered by CMS and its Medicare Administrative Contractors (“MAC”). The Medicare program provides qualified persons with healthcare benefits that cover the major costs of medical care within prescribed limits, subject to certain deductibles and co-payments. The Medicare program has established guidelines for local and national coverage determinations and reimbursement of certain equipment, supplies and services, which are subject to change. The methodology for determining coverage status and the basis and amount of Medicare reimbursement varies based upon, among other factors, the location in which a Medicare beneficiary receives healthcare items and services, the type of items and services provided, and the benefits available to individual beneficiaries.

The Medicare program is subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, interpretations of policy, billing guidelines, MAC contractor local coverage determinations and government funding restrictions. All of these policies may materially increase or decrease the rate of program payments to healthcare facilities and other healthcare suppliers and practitioners, including those paid for our cardiac monitoring or other services. Other regulations such as facility standards, billing requirements, rules of participation and other regulations affecting the provision of and reimbursement for products and services also affect the ability to provide, bill and receive reimbursement for services or products provided under the program. Any changes in federal legislation, regulations or other policies affecting Medicare coverage, reimbursement or eligibility relative to our cardiac monitoring or other services could have an adverse effect on our performance.
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
Environmental Regulation
We use materials and products regulated under environmental laws, primarily in the manufacturing and sterilization processes. While it is difficult to quantify, we believe the ongoing cost of compliance with environmental protection laws and regulations will not have a material impact on our business, financial position or results of operations.

Liability and Insurance
The design, manufacture and marketing of medical devices and services of the types we produce entail an inherent risk of liability claims. In addition, we provide information to healthcare providers and payors upon which determinations affecting medical care are made, and claims may be made against us resulting from adverse medical consequences to patients allegedly resulting from the information we provide. To protect ourselves from liability claims, we maintain professional liability and general liability insurance on a “claims made” basis. Insurance coverage under such policies is contingent upon a policy being in effect when a claim is made, regardless of when the event(s) that caused the claim occurred. While, as of the date of this Annual Report on Form 10-K, a material claim has never been made against us and we believe our insurance policies are adequate in amount and coverage for our current operations, there can be no assurance that the coverage maintained by us is sufficient to cover all future claims. In addition, there can be no assurance that we will be able to obtain such insurance on commercially reasonable terms in the future.

Employees
As of December 31, 2019, we had approximately 1,700 employees. None of our employees are represented by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Item 1A. Risk Factors
The risk factors discussed below identify important factors and risks that could cause actual results to differ materially from those anticipated by the forward-looking statements described under “Cautionary Note Regarding Forward-Looking Statements” contained in this Annual Report on Form 10-K. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Annual Report on Form 10-K, in considering our business and prospects as the occurrence of any of the following risks could affect our business, liquidity, results of operations, financial condition or cash flows. The risks and uncertainties described below are not the only ones facing BioTelemetry. Additional risks and uncertainties not presently known to us may also impair our business operations.
Reimbursement by Medicare is highly regulated, and subject to change and our failure to comply with applicable regulations could decrease our revenue, subject us to penalties or adversely affect our results of operations.
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
Changes in the reimbursement rate that commercial payors and Medicare will pay for our products and services could adversely affect our operating performance.
Reductions in reimbursement rates from consolidation of, or contract negotiations with, commercial payors could adversely affect our operating performance. When commercial payors combine their operations, the combined company may decide to reimburse for our products and services at the lowest rate paid by any of the participants in the consolidation. If one of the payors participating in the consolidation does not reimburse for one of our products or services, the combined company may decide not to reimburse for such product or service.
Additionally, our agreements with commercial payors typically allow either party to the contract to terminate the contract by providing between 30 and 180 days’ prior written notice to the other party at any time following the end of the initial term of the contract. Our commercial payors may elect to terminate or not to renew their contracts with us for any reason. A commercial payor who terminates or does not renew their contract with us may, or may not, alter their coverage for the type of services we provide. In the event any of our key commercial payors terminate their agreements with us, elect not to renew or enter into new agreements with us upon expiration of their current agreements, or do not renew or establish new agreements on terms as favorable as are currently contracted, our business, operating results and prospects would be adversely affected.
In addition, CMS may reduce the reimbursement rate for our services, as it has in the past. CMS updates the reimbursement rate via the Medicare physician fee schedule annually. Furthermore, CMS has adopted a complex new system for reimbursing Medicare physician services as required by the Medicare Access and CHIP Reauthorization Act of 2015. Under the new program, which began January 1, 2017, physicians will either report under the Merit-based Incentive Payment System or an Advanced Alternative Payment Model, and their past performance will impact future rates. The rule designates use of certain patient-generated health data with an active feedback loop as a “high” weighted activity for purposes of the Advancing Care Information bonus. We cannot predict the impact of this new framework or potential future revisions to physician payment policy on reimbursement for our services. A decrease in Medicare or commercial reimbursement rates or termination of commercial payor contracts would adversely affect our financial results.
Finally, patients may continue to move to Medicare Advantage plans from traditional Medicare plans, which may change the nature of the reimbursements received by us from traditional Medicare programs and may negatively affect our revenue.
Our revenues could be affected by third-party reimbursement policies and potential cost constraints.
In the United States, we receive reimbursement for our products and services from commercial payors and from the MAC with jurisdiction in the state where the services are performed. In addition, our prescribing physicians or other health care providers receive reimbursement for professional interpretation of the information provided by our products and services from commercial payors or Medicare. The overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry, both foreign and domestic, to reduce the cost of products and services. Currently available levels of reimbursement may not continue to be available in the future for our existing products and services or products or services under development. Third-party reimbursement and coverage may not be available or adequate in either the United States or international markets, current reimbursement amounts may be decreased in the future and future legislation, and regulation or reimbursement policies of third-party payors may reduce the demand for our products or our ability to sell our products on a profitable basis.
Our operations and our interactions with our physicians and patients are subject to regulation aimed at preventing healthcare fraud and abuse and, if we are unable to fully comply with such laws, we could face substantial penalties.
Our operations may be directly or indirectly affected by various broad state and federal healthcare fraud and abuse laws, including the Federal Healthcare Programs’ Anti-Kickback Statute and the FCA. For

some of our services, we directly bill physicians or other healthcare entities, that, in turn, bill payors. Although we believe such payments and practices are proper and in compliance with laws and regulations, we may be subject to claims asserting that we have violated these laws and regulations. If our past or present operations are found to be in violation of these laws, we or our officers may be subject to civil or criminal penalties, including large monetary penalties, damages, fines, imprisonment and exclusion from Medicare and Medicaid program participation. Furthermore, if we knowingly file, or “cause” the filing of, false claims for reimbursement with government programs such as Medicare and Medicaid, we may be subject to substantial civil penalties, including treble damages. The FCA also contains “whistleblower” or “qui tam” provisions that allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the government. In recent years, the number of suits brought in the medical industry by private individuals has increased dramatically. Various states have enacted laws modeled after the FCA, including “qui tam” provisions, and some of these laws apply to claims filed with commercial insurers. Even if we are not found to have violated any of these federal or state anti-fraud or false claims acts, the costs of defending these claims could adversely affect our results of operations.
The operation of our monitoring centers is subject to rules and regulations governing IDTFs and state licensure requirements; failure to comply with these rules could prevent us from receiving reimbursement from Medicare and some commercial payors.
We have several monitoring centers throughout the United States that analyze the data obtained from cardiac monitors and report the results to physicians. In order for us to receive reimbursement from Medicare and some commercial payors, our monitoring centers must be certified as IDTFs. Certification as an IDTF requires that we follow strict regulations governing how our monitoring centers operate, such as requirements regarding qualifications of the technicians who review data transmitted from our monitors. These rules can vary from location to location and are subject to change. If they change, we may have to change the operating procedures at our monitoring centers, which could increase our costs significantly. If we fail to obtain and maintain IDTF certification, our services may no longer be reimbursed by Medicare and some commercial payors, which could have a material adverse impact on our business.
Our failure to maintain accreditation could impact our DMEPOS operations.
Accreditation is required by most of our managed care payors and became a mandatory requirement for all Medicare durable medical equipment, prosthetics, orthotics and supplies (“DMEPOS”) providers effective October 1, 2009. In 2017, we completed a nationwide accreditation renewal process conducted by the Healthcare Quality Association on Accreditation, which renewed our accreditation for another three years. We will undergo the next survey cycle in 2020. If we lose accreditation, our failure to maintain accreditation could have an adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.
Billing for our products and service is complex, and we must dedicate substantial time and resources to the billing process.
Billing for our products and services is complex, time consuming and expensive. Depending on the billing arrangement and applicable law, we bill several types of payors, including CMS, third-party commercial payors, institutions and patients, which may have different billing requirements procedures or expectations. We also must bill patient co-payments, co-insurance and deductibles. We face risk in our collection efforts, including potential write-offs of doubtful accounts and long collection cycles, which could adversely affect our business, financial condition and results of operations.

Several factors make the billing and collection process uncertain, including: differences between the submitted price for our products and services and the reimbursement rates of payors; compliance with complex federal and state regulations related to billing CMS; differences in coverage among payors and the effect of patient co-payments, co-insurance and deductibles; differences in information and billing requirements among payors; and incorrect or missing patient history, indications or billing information.
Additionally, our billing activities require us to implement compliance procedures and oversight, train and monitor our employees and undertake internal review procedures to evaluate compliance with applicable laws, regulations and internal policies. Payors also conduct audits to evaluate claims, which may add further cost and uncertainty to the billing process. These billing complexities, and the related uncertainty in obtaining payment for our products and services, could negatively affect our revenue and cash flow, our ability to achieve profitability, and the consistency and comparability of our results of operations.
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
Medicare, our largest payor, represents a significant percentage of our revenue. For the year ended December 31, 2019, Medicare (exclusive of Medicare Advantage) accounted for approximately 35% of our total revenue. No other payor accounted for more than 6% of total revenue. Our agreements with commercial payors typically allow either party to the contract to terminate the contract by providing between

30 and 180 days’ prior written notice to the other party at any time following the end of the initial term of the contract. Our commercial payors may elect to terminate or not to renew their contracts with us for any reason. A commercial payor who terminates or does not renew their contract with us may, or may not, alter their coverage for the type of services we provide. In the event any of our key commercial payors terminate their agreements with us, elect not to renew or enter into new agreements with us upon expiration of their current agreements, or do not renew or establish new agreements on terms as favorable as are currently contracted, our business, operating results and prospects would be adversely affected.
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
We may also experience shortages of devices due to manufacturing difficulties. Multiple suppliers provide the components used in our devices, but our Minnesota and Massachusetts facilities are registered and approved by the FDA as the manufacturer of record of our devices. Our manufacturing operations could be disrupted by fire, earthquake or other natural disaster, a labor-related disruption, failure in supply or other logistical channels, network or electrical outages or other reasons. If there were a disruption to our facilities in Minnesota or Massachusetts, we would be unable to manufacture devices until we have restored and re-qualified our manufacturing capability or developed alternative manufacturing facilities.
Our success in obtaining future cardiac monitor prescriptions from physicians is dependent upon our ability to promptly deliver devices to our patients, and a failure in this regard would have an adverse effect on our revenue and growth prospects.

Cost-containment efforts of group purchasing organizations could adversely affect our selling prices, financial position and results of operations.
Some of our existing and potential customers may become members of group purchasing organizations (“GPOs”) and integrated delivery network (“IDN”) in an effort to reduce costs. GPOs and IDNs negotiate pricing arrangements with healthcare suppliers and distributors and offer the negotiated prices to affiliated hospitals and other members. GPOs and IDNs typically award contracts on a category-by-category basis through a competitive bidding process. Bids are generally solicited from multiple vendors with the intention of driving down pricing. Due to the highly competitive nature of the GPO and IDN contracting processes, we may not be able to obtain market prices for our products or obtain or maintain contract positions with major GPOs and IDNs, which could adversely impact our profitability. Also, sales through a GPO or IDN can be significant to our business and if we are unable to retain contracts with our customers, or acquire additional contracts, our financial results may be negatively impacted.
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
In addition, third parties may attempt to hack into our products or systems and may obtain data relating to patients with our products or our proprietary information. If we fail to maintain or protect our information systems and data integrity effectively, we could lose existing customers, have difficulty attracting new customers, have problems in determining product cost estimates and establishing appropriate pricing, have difficulty preventing, detecting and controlling fraud, have disputes with customers, physicians and other healthcare professionals, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenue as a result of a data privacy breach or suffer other adverse consequences. There can be no assurance that our process of consolidating the number of systems we operate, upgrading and expanding our information systems capabilities, protecting and enhancing our systems and developing new systems to keep pace with continuing changes in information processing technology will be successful or that additional systems issues will not arise in the future. Any significant breakdown, intrusion, interruption, corruption or destruction of these systems, as well as any data breaches, could have a material adverse effect on our business.

Violation of federal and state laws regarding privacy and security of patient information or other personal information may adversely affect our business, financial condition or operations.
The use and disclosure of certain healthcare information by HIPAA-covered entities and their business associates have come under increased public scrutiny. Federal standards under HIPAA establish rules concerning how individually-identifiable health information may be used, disclosed and protected. Historically, state law had governed confidentiality issues, and HIPAA preserves these laws to the extent they are more protective of a patient’s privacy or provide the patient with more access to his or her health information. Additionally, amendments to HIPAA (e.g. HITECH) impose additional requirements relating to the privacy, security and transmission of individually identifiable health information. Further, certain personal information that is not regulated by HIPAA may instead be subject to other state privacy laws, such as the California Consumer Protection Act. We must operate our business in a manner that complies with all applicable laws, both federal and state, and that does not jeopardize the ability of our customers to comply with all applicable laws. We believe that our operations are consistent with these legal standards. Nevertheless, these laws and regulations present risks for covered entities and their business associates that provide services to patients in multiple states. As we continue to see how government regulators and courts interpret and enforce HIPAA and other state law requirements, we may need to adjust our interpretations of these laws and regulations over time. If a challenge to our activities is successful, it could have an adverse effect on our operations, may require us to forgo relationships with customers in certain states and may restrict the territory available to us to expand our business. In addition, even if our interpretations of HIPAA and other federal and state laws and regulations are correct, we could be held liable for unauthorized uses or disclosures of patient information as a result of inadequate systems and controls to protect this information or as a result of the theft of information by unauthorized computer programmers who penetrate our network security.
Violation of these laws against us could have a material adverse effect on our business, financial condition and results of operations. For example, in 2011, we experienced the theft of two unencrypted laptop computers and, as a result, were required to provide notices under the HIPAA Breach Notification Rule and were subsequently investigated by the United States Department of Health and Human Services’ (“HHS”) Office for Civil Rights (“OCR”). Although we have been in compliance with our obligations stemming from these incidents, and believe that our operations are consistent with the legal standards imposed by HIPAA, to avoid the uncertainty of administrative enforcement proceedings or protracted litigation, we elected to settle the investigation by OCR in April 2017 by paying $2.5 million and entering into a three-year corrective action plan. This settlement did not contain any admission of liability by us.
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
As mentioned above, we are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. These authorities have been increasing their scrutiny of our industry. We occasionally receive subpoenas or other requests for information from state and federal governmental agencies, including, among others, the United States Department of Justice and the Office of Inspector General of HHS. These investigations typically relate primarily to financial arrangements with healthcare providers, regulatory compliance and product promotional practices.
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
We are subject to income taxes in many U.S. and certain foreign jurisdictions, which requires significant judgment in determining our effective income tax rate and in evaluating tax positions, particularly those related to unrecognized tax benefits. We have provided for unrecognized tax benefits when such tax positions do not meet the recognition thresholds or measurement standards prescribed by the accounting standard for unrecognized tax benefits. Changes in unrecognized tax benefits or other adjustments resulting from tax audits and settlements with taxing authorities, including related interest and penalties, impact our effective tax rate. When particular tax matters arise, a number of years could elapse before such matters are audited and finally resolved. We believe our positions are appropriate, however, federal, state, or foreign tax authorities could disagree. If the settlement of any unrecognized tax reserves is different than accrued, it would impact our effective rate in the year of resolution. Any resolution of a tax matter may require the adjustment of tax assets or tax liabilities and/or the use of cash in the year of resolution.
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
If our employees or agents violate the U.S. Foreign Corrupt Practices Act or anti-bribery laws in other jurisdictions, we may incur fines or penalties, or experience other adverse consequences.
We are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws in international jurisdictions, which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, many of our customer relationships outside of the United States are with governmental entities and are therefore subject to such anti-bribery laws. Our sales to customers and distributors outside of the United States have been increasing, and we expect them to continue to increase in the future. If our employees or agents violate the provisions of the FCPA or other anti-bribery laws, we may incur fines or penalties, we may be unable to market our products in other countries or we may experience other adverse consequences which could have a material adverse effect on our operating results or financial condition.
In addition, the DOJ or other governmental agencies could impose a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, fines, penalties, modifications to business practices including the termination or modification of existing business relationships, the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA. The imposition of any of these sanctions or remedial measures could have a material adverse effect on our business and results of operations.
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
We have grown, in part, through acquisitions of companies and technology, including our acquisitions of the assets of the ePatch Division of DELTA Danish Electronics, Light & Acoustics, VirtualScopics and Telcare Medical Supply, Inc. (“Telcare”) in 2016, LifeWatch in 2017 and Geneva and ADEA Medical AB (“ADEA”) in 2019. Our strategy is largely based on our ability to grow through acquisitions of additional businesses to build an integrated group. Consummating acquisitions of related businesses, or our failure to integrate such businesses successfully into our existing businesses, could result in unanticipated expenses and losses. Furthermore, we may not be able to realize any of the anticipated benefits from acquisitions.
We anticipate that any future acquisitions we may pursue as part of our business strategy may be partially financed through additional debt or equity. If new debt is added to current debt levels, or if we incur other liabilities, including acquisition-related contingent consideration, in connection with an acquisition, the debt or liabilities could impose additional constraints and requirements on our business and operations, which could materially adversely affect our financial condition and results of operation. In addition, to the extent our common stock is used for all or a portion of the consideration to be paid for future acquisitions, dilution may be experienced by existing stockholders.
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
We believe that our existing cash and cash equivalents, together with our amended revolving credit facility pursuant to our Credit Agreement with Truist and Lenders named therein (the “2020 Credit Agreement” and “Lenders”, respectively), will be sufficient to meet our anticipated cash requirements for the foreseeable future. However, our future funding requirements will depend on many factors, including:

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
As of December 31, 2019, we had an outstanding term loan pursuant to our SunTrust Credit Agreement with the Lenders of $194.7 million, net of $3.2 million of deferred financing costs. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, future acquisitions or expansion of our business.
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
LIBOR, the London interbank offered rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We use LIBOR as a reference rate in our amended revolving credit facility to calculate interest due to our lender. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced its intention to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. If LIBOR ceases to exist, we may need to renegotiate our 2020 Credit Agreement. This could have an adverse effect on our financing costs.
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
As of December 31, 2019, we have balances owed to us directly from Medicare representing approximately 22% of our total gross accounts receivable. A change in our collection trends could have an adverse effect on our financial condition and operating results.
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
War, terrorism, geopolitical uncertainties, public health issues and other business interruptions have caused and could cause damage or disruption to commerce and the economy, and thus could have a material adverse effect on us, our suppliers, logistics providers and customers. Our business operations are subject to interruption by, among others, natural disasters, whether as a result of climate change or otherwise, fire, power shortages, nuclear power plant accidents and other industrial accidents, terrorist attacks and other hostile acts, labor disputes, public health issues and other events beyond our control. Such events could decrease demand for our products, make it difficult or impossible for us to make and deliver products to our customers or to receive components from our suppliers, and create delays and inefficiencies in our supply chain. For example, we have suppliers based in China, which is currently facing a major health crisis related to the COVID-19 coronavirus. Our potential customers and monitoring centers could be impacted by natural disasters such as hurricanes, tornadoes and earthquakes. In the event of a natural disaster, we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume operations.
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
We plan to add to our product portfolio through internal development efforts, acquisitions and other strategic partnerships. To be successful, we must continue to develop and commercialize new products and to enhance versions of our existing products. Our products are technologically complex and require significant research, planning, design, development and testing before they may be marketed. These new products and technologies may fail to reach the market or may only have limited commercial success because of:

•	efficacy or safety concerns;

•	the limited scope of approved uses;

•	excessive costs to manufacture, failure to establish or maintain intellectual property rights, or infringement of the intellectual property rights of others;

•	inability to:

▪	achieve positive clinical outcomes;

▪	recruit engineers;

▪	timely and accurately identify new market trends;

▪	assess customer needs;

▪	obtain necessary regulatory approvals or minimize related costs;

▪	adopt competitive pricing;

▪	timely manufacture and deliver products;

▪	accurately predict and control costs associated with the development, manufacturing and support of our products; and

▪	anticipate and compete effectively with our competitors’ efforts.
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

Changes in the healthcare industry or tort reform could reduce the number of cardiac monitoring solutions ordered by physicians, which could result in a decline in the demand for our solutions, pricing pressure and decreased revenue.
Changes in the healthcare industry directed at controlling healthcare costs or perceived over-utilization of cardiac monitoring solutions could reduce the volume of services ordered by physicians. If more healthcare cost controls are broadly instituted throughout the healthcare industry, the volume of cardiac monitoring solutions could decrease, resulting in pricing pressure and declining demand for our services, which could harm our operating results. In addition, it has been suggested that some physicians order cardiac monitoring solutions, even when the services may have limited clinical utility, primarily to establish a record for defense in the event of a claim of medical malpractice against the physician. Legal changes increasing the difficulty of initiating medical malpractice cases, known as tort reform, could reduce the number of our services prescribed as physicians respond to reduced risks of litigation, which could harm our operating results.
Legislation and policy changes reforming the United States healthcare system may have a material adverse effect on our operating results and financial condition.
The ACA makes the most sweeping and fundamental changes to the United States healthcare system since the creation of Medicare and Medicaid. The ACA includes a large number of health-related provisions expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, requiring manufacturers to report payments or other transfers of value made to physicians and teaching hospitals and modifying certain payment systems to encourage more cost-effective care.
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
The design, manufacture and marketing of services of the types we provide entail an inherent risk of product liability claims. Any such claims against us may require us to incur significant defense costs, irrespective of whether such claims have merit. In addition, we provide information to healthcare providers and payors upon which determinations affecting medical care are made, and claims may be made against us resulting from adverse medical consequences to patients resulting from the information we provide. In addition, we may become subject to liability in the event that the devices we use fail to correctly record or transfer patient information or if we provide incorrect information to patients or healthcare providers using our services.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of the Congo and adjoining countries (“DRC”). Due to the materials used in certain of the products manufactured by our subsidiaries, we must comply with annual disclosure and reporting rules adopted by the SEC by assessing whether the subject minerals contained in our products originated in the DRC. Our supply chain is complex since we do not source our minerals directly from the original mine or smelter. Consequently, we incur costs in complying with these disclosure requirements, including for due diligence to determine the source of the subject minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The rules may adversely affect the sourcing, supply and pricing of materials used in our products throughout the supply chain beyond our control, whether or not the subject minerals are “conflict free.” Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all subject minerals used in our products through our diligence process.
We are reliant on the outsourcing of clinical research by pharmaceutical, clinical research and biotechnology companies.
We are reliant on the ability and willingness of pharmaceutical, clinical research and biotechnology companies to continue to outsource the types of research services that we provide. As such, we are impacted and subject to risks, uncertainties and trends that affect companies in these industries. Any downturn in these industries or reduction in spending or outsourcing could adversely affect our Research business.
Future sales of our common stock may depress our stock price.
Future issuances in connection with acquisitions and sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2019, we had 34,023,053 outstanding shares of common stock. In addition, as of December 31, 2019, we had 2,691,059 stock options, 30,000 performance stock options, 270,052 restricted stock units (“RSUs”) and 90,020 performance stock units (“PSUs”) outstanding to purchase shares of our common stock that could become exercisable over the next four years or vest over the next three years. Further, we had 30,000 performance stock options that are exercisable as of December 31, 2019. If exercised, vested or earned, additional shares would become available for sale.
In addition, in connection with the acquisition of Geneva Healthcare, Inc. (“Geneva”) discussed under “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments,” each equity holder of Geneva shall be eligible to receive additional consideration on the third anniversary of the closing date based on Geneva’s performance following the closing (the “Earn-Out Amount”). The Earn-Out Amount will be payable in a combination of cash and our common stock. Concurrent with the closing of the acquisition, the former Geneva security holders have made elections as to the percentage mix of their total additional consideration to be settled in cash or common stock. We expect approximately 45% of the Earn-Out Amount will be satisfied with the issuance of our common stock. The number of shares of BioTelemetry common stock issuable to each electing equity holder in partial payment of the Earn-Out Amount will be calculated based on a share price of $67.85.
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
Our future profitability is uncertain.
In recent years we have realized net income. We may not, however, be able to sustain or increase our profitability in the future on a quarterly or annual basis. While our recent results have been positive, as of December 31, 2019, we had a total accumulated deficit of approximately $86.0 million.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2019, the following were our material leased facilities:

Location	Use	Segment/ Category	Square feet	Lease expiry
Malvern, PA	Corporate shared services, operations and monitoring	H, C&O	61,000	2021
Linwood, PA	Distribution	H, R, C&O	56,000	2030
Rosemont, IL	Corporate shared services, operations, monitoring and distribution	H, C&O	52,000	2024
Rochester, NY	Research services	R	27,000	2028
Eagan, MN	Manufacturing	C&O	24,000	2022
Mercerville, NJ	Monitoring	H	22,000	2026
Phoenix, AZ	Distribution center	H	22,000	2027
San Francisco, CA	Monitoring, research services	H, R	20,000	2022
Chester, PA	Distribution center	H	16,000	2020
Rockville, MD	Research services	R	13,000	2026
San Diego, CA	Research, development and engineering	C&O	8,000	2020
Norfolk, VA	Monitoring	H	8,000	2024
H = Healthcare segment, R = Research segment, C&O = Corporate and Other category
We believe that all of our existing facilities are adequate to meet our current needs and that suitable additional alternative spaces will be available in the future on commercially reasonable terms. We have secured space, via renewal or alternate locations, for our leases that expire in the near term.

Item 3. Legal Proceedings
From time to time, in the ordinary course of business and like others in the industry, we receive requests for information from government agencies in connection with their regulatory or investigational authority or are involved in traditional employment or business litigation. We review such requests and notices and take appropriate action.

On April 5, 2019, a complaint filed under seal in the U.S. District Court for the Eastern District of Pennsylvania against the Company by private relators under the Federal False Claims Act, and analogous state acts, was unsealed. The U.S. Department of Justice notified the District Court of its decision not to intervene in the case at this time, and the case is currently stayed until May 2020 while the U.S. Department of Justice determines whether it will intervene in the case.
The relators’ complaint alleges, among other things, that the Company engaged in the offshoring of certain activities and improper performance of work at certain U.S. locations in violation of applicable law. The relators seek unspecified damages on behalf of the U.S. and various states and municipalities.
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
Unregistered Sales of Equity Securities
None.
Market Information for Common Stock
Our common stock is traded on the NASDAQ Global Select Market under our symbol: “BEAT.”
As of February 17, 2020, there were 34,023,053 shares of our common stock outstanding. Also as of that date, we had 52 holders of record (this does not include persons whose stock is in nominee or “street name” accounts through brokers).
Dividends
We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our Board of Directors.
Stock Performance Graph
The graph below compares the total stockholder return of an investment of $100 on December 31, 2014 through December 31, 2019 for (i) our common stock (ii) The NASDAQ Health Care Index and (iii) The Russell 2000 Index. Each of the three measures of cumulative total return assumes reinvestment of dividends, if any. The stock price performance shown on the graph below is based on historical data and is not indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return
Among BioTelemetry, Inc., The NASDAQ Health Care Index
and The Russell 2000 Index

	Year Ended December 31,
Company/Index	2014*	2015	2016	2017	2018	2019
BioTelemetry, Inc.	100.00	116.45	222.83	298.10	595.41	461.62
NASDAQ Health Care Index	100.00	106.86	89.31	108.98	105.02	132.95
Russell 2000 Index	100.00	95.59	115.95	132.94	118.30	148.49
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
Information regarding our equity compensation plans is incorporated by reference from our Proxy Statement, unless our Proxy Statement is not filed on or before April 30, 2020, in which case we will amend this Annual Report on Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

Item 6. Selected Financial Data
The selected financial data set forth below are derived from our consolidated financial statements. The statement of operations data for the years ended December 31, 2019, 2018 and 2017, and the balance sheet data at December 31, 2019 and 2018 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2016 and 2015 and the balance sheet data at December 31, 2017, 2016 and 2015 are derived from our audited consolidated financial statements, which are not included herein. Certain reclassifications have been made below to prior period statements to conform to the current period presentation. The selected financial data for the year ended December 31, 2019 reflects the adoption of ASC 842 - Leases using the optional modified transition method as of January 1, 2019, therefore prior period amounts are not restated.
The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K.

Statement of Operations Data:	Year Ended December 31,
(in thousands, except per share data)	2019	2018	2017	2016	2015
Revenue	$439,107	$399,472	$286,776	$208,332	$178,513
Cost of revenue	164,833	148,986	114,406	78,882	71,956
Gross profit	274,274	250,486	172,370	129,450	106,557
Operating expenses:
General and administrative	120,093	109,736	82,983	55,877	47,882
Sales and marketing	50,664	42,849	35,322	28,636	27,936
Bad debt expense	21,768	22,222	13,291	9,931	8,047
Research and development	13,994	11,206	11,101	8,355	7,111
Other charges	15,004	14,659	31,436	8,639	6,063
Total operating expenses	221,523	200,672	174,133	111,438	97,039
Income/(loss) from operations	52,751	49,814	(1,763)	18,012	9,518
Other expense:
Interest expense	(9,482)	(9,429)	(4,897)	(1,830)	(1,534)
Loss on extinguishment of debt	—	—	(543)	—	—
Loss on equity method investment	(1,298)	(246)	(384)	(287)	—
Other non-operating (expense)/income, net	(2,243)	1,365	(2,809)	(125)	(88)
Total other expense	(13,023)	(8,310)	(8,633)	(2,242)	(1,622)
Income/(loss) before income taxes	39,728	41,504	(10,396)	15,770	7,896
(Provision for)/benefit from income taxes	(9,884)	370	(6,747)	37,667	(468)
Net income/(loss)	29,844	41,874	(17,143)	53,437	7,428
Net loss attributable to noncontrolling interests	—	(946)	(1,187)	—	—
Net income/(loss) attributable to BioTelemetry, Inc.	$29,844	$42,820	$(15,956)	$53,437	$7,428
Net income/(loss) per common share attributable to BioTelemetry, Inc.:
Basic	$0.88	$1.31	$(0.53)	$1.91	$0.27
Diluted	$0.82	$1.20	$(0.53)	$1.75	$0.26
Weighted average number of shares outstanding:
Basic	33,948	32,709	30,386	27,920	27,116
Diluted	36,440	35,783	30,386	30,489	29,089

Balance Sheet Data:	December 31,
(in thousands)	2019	2018	2017	2016	2015
Cash and cash equivalents	$68,614	$80,889	$36,022	$23,052	$18,986
Working capital	112,579	97,037	39,153	28,053	23,157
Total assets	685,720	586,801	524,562	198,984	124,143
Total long-term obligations	263,049	226,693	223,904	28,563	24,329
Total BioTelemetry, Inc.’s stockholders’ equity	366,917	310,485	250,757	138,914	75,926
Noncontrolling interests	—	—	(1,054)	—	—
Total equity	$366,917	$310,485	$249,703	$138,914	$75,926

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of our operations in conjunction with our consolidated financial statements and the related notes to those statements as well as “Part I; Item 1. Business” included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors—see “Cautionary Note Regarding Forward-Looking Statements” and “Part I; Item 1A; Risk Factors.” We report on a calendar year end, and except where otherwise indicated below, “2019” refers to the year ended December 31, 2019, “2018” refers to the year ended December 31, 2018 and “2017” refers to the year ended December 31, 2017.
Executive Summary
The following is a summary of certain financial highlights and trends related to 2019:

•	Recognized $439.1 million in revenue, or an increase of 9.9% over prior year period, with our 2019 fourth quarter representing our 30th consecutive quarter of year-over-year revenue growth.

•	2019 revenue was negatively impacted by Medicare rate reductions; 2020 rates did not change significantly from 2019 rates.

•	Our sales force expansion during 2019 executed well, more than offsetting Medicare rate reductions, through growth in MCT and extended Holter.

•	In 2019, the American Medical Association accepted industry recommendation for permanent coding for extended Holter, which should become effective January 1, 2021.

•
The acquisition of Geneva helps create additional sources of revenue, positions BioTelemetry as a more progressive data consolidation and solutions-oriented company and hedges against any potential shift in favor of implantable cardiac monitoring devices.

•	Our ADEA acquisition, though currently immaterial, helps us expand our Healthcare service offerings into the Nordics and potentially other parts of Europe.

•	We continued to invest internally to build our digital population health management business and obtain faster, more efficient processing systems to create greater efficiency and scalability.

•	In 2019, we began our “Heart for Hope” initiative, funding life-saving heart procedures for 200 children from parts of Southeast Asia whose families do not have the resources to do so.

•	Subsequent to year end, we renegotiated our credit agreement to more favorable financial terms, giving us more flexibility in the future.

Recent Developments
On March 1, 2019, we acquired Geneva as part of our business strategy to go deeper and wider into the cardiac monitoring market. Geneva has developed an innovative proprietary cloud-based platform that aggregates data from the leading cardiac device manufacturers, enabling us to remotely monitor a physician’s patients with implantable cardiac devices such as pacemakers, defibrillators and loop recorders. Geneva’s platform provides physicians a single portal to order patient monitoring, review monitoring results and request routine device checks, helping drive significant in-office efficiencies and patient compliance. We have continued to merge this functionality with that of the Healthcare segment user interface, which we believe will drive greater workflow and data management efficiencies to the clients we serve.
In October 2019, we detected suspicious activity on our information technology network. As part of our comprehensive response plan, we immediately took certain systems offline to contain the activity and engaged an outside forensics team to conduct an independent investigation. While the incident did temporarily disrupt services, substantially all systems resumed operation in early November 2019 and our technical team continues to work closely with third-party consultants to further address this matter. Although we have insurance coverage for costs and business interruption resulting from cyber-attacks, disputes over the extent of insurance coverage for claims are not uncommon. We have incurred approximately $3.0 million of direct expenses from the incident. At this time, there is no evidence of any unauthorized transfer or misuse of customer or employee data.
On January 27, 2020, we amended our SunTrust Credit Agreement. The new agreement is summarized in “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 21. Subsequent Event” in this Annual Report on Form 10-K.

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
We believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results. Our significant accounting policies are more fully described in “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 2. Summary of Significant Accounting Policies” in this Annual Report on Form 10-K.
Revenue Recognition
Healthcare
Healthcare segment revenue includes revenue from MCT, event, traditional Holter, extended Holter, Pacemaker, INR, ILR and other implantable cardiac device monitoring services. A significant portion of our revenue is paid for by third-party commercial insurance organizations and governmental entities. We also receive reimbursement directly from patients through co-pays, deductibles and self-pay arrangements.
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
See “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 3. Revenue Recognition” in this Annual Report on Form 10-K for more information.

Accounts Receivable
Healthcare accounts receivable, including contract assets, are related to the Healthcare segment, are recorded at the time revenue is recognized and are presented on the consolidated balance sheet net of allowance for doubtful accounts. For contracted payors, including Medicare, we determine revenue based on negotiated prices for the services provided. Based on our history, we have experience collecting substantially all of the negotiated contracted rates and are therefore not providing an implicit price concession. As a result, we record an allowance for doubtful accounts based on historical collection trends to account for the risk of patient default. Because of continuing changes in the healthcare industry and third-party reimbursement, it is possible that our estimates could change, which could have a material impact on our operations and cash flows.
Other accounts receivable are related to the Research segment and Corporate and Other category and are recorded at the time revenue is recognized, or when products are shipped or services are performed. We estimate the allowance for doubtful accounts on a specific account basis, and consider several factors in our analysis including customer specific information.
We write off receivables when the likelihood for collection is remote and when we believe collection efforts have been fully exhausted and we do not intend to devote additional resources in attempting to collect. We perform write-offs on a monthly basis. In the Healthcare segment, we wrote off $15.3 million and $11.2 million of receivables for the years ended December 31, 2019 and 2018, respectively. The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts. There were no material write-offs in the Research segment. We recorded bad debt expense of $1.1 million and $0.8 million related to a specific customer bankruptcy in the Corporate and Other category during the years ended December 31, 2018 and 2017, respectively, and wrote off these amounts in 2018. We recorded consolidated bad debt expense of $21.8 million, $22.2 million and $13.3 million, for the years ended December 31, 2019, 2018 and 2017, respectively.
Stock-Based Compensation
Accounting Standards Codification (“ASC”) 718 - Compensation—Stock Compensation (“ASC 718”), addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for: (i) equity instruments of the enterprise or (ii) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. ASC 718 requires that an entity measure the cost of equity-based service awards issued to employees, such as stock options and RSUs, based on the grant-date fair value of the award and recognize the cost of such awards over the requisite service period (generally, the vesting period of the award). The compensation expense associated with PSUs is recognized ratably over the period between when the performance conditions are deemed probable of achievement and when the awards are vested. Performance stock options (“PSOs”) are valued and stock-based compensation expense is recorded once the performance conditions of the outstanding PSOs have achieved probability. Prior to our July 1, 2018 adoption of Accounting Standards Update (“ASU”) 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), we accounted for equity awards issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees.
We have historically recorded stock-based compensation expense based on the number of stock options or RSUs we expect to vest using our historical forfeiture experience and we periodically update those forfeiture rates to apply to new grants. We estimate forfeitures under the true-up provision of ASC

718. We record additional expense if the actual forfeiture rate is lower than estimated, and record a recovery of prior expense if the actual forfeiture rate is higher than estimated.
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
We performed an impairment analysis of goodwill for the years ended December 31, 2019, 2018 and 2017. There was no goodwill impairment recorded as a result of these analyses.
During our impairment testing of our intangible assets for the year ended December 31, 2017, giving particular consideration to the LifeWatch integration and forward-looking integration plans, we determined that certain trade names and internally developed software costs were no longer going to be used and were therefore impaired. This resulted in $11.0 million of intangible asset impairment charges included within the Corporate and Other category as a component of the other charges line in our consolidated statements of operations. There were no other intangible asset impairments for the year ended December 31, 2017, and there were no intangible asset impairments for the years ended December 31, 2019 and 2018.
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

Statements of Operations Overview
Revenue
The vast majority of our revenue is derived from remote cardiac monitoring services in our Healthcare segment. The amount of Healthcare segment revenue generated is based on the number of patients enrolled through physician prescriptions and the rates reimbursed to us by Medicare, commercial payors, physicians and patients. MCT Medicare pricing declined slightly in 2019 after being stable in 2018 and has not changed significantly for 2020. We expect volumes to grow in the long-term as the market grows and we continue to gain market share.
Revenue is generated in the Research segment through various study and consulting services, which include activities such as core laboratory services, project management, data management, equipment rental and customer support. Research segment revenue is driven by our ability to enter into service contracts at various phases of the drug development and medical device life cycles. We expect volume to increase as a result of our capabilities as a multi-service provider. Negotiated pricing for service contracts is subject to market pressures, and as a result has decreased slightly over the last few years. With recent market consolidation, we are experiencing stabilization in our prices. We expect revenue from the Research segment to increase over the long-term as we continue to increase our study volume.
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
We expect multiple factors to influence our gross profit margins in the foreseeable future. Changes in reimbursement and payor mix are two such factors. While we expect reimbursement to be stable, payor mix is unpredictable and dependent on the insurance coverage of patients that are prescribed our services. We have a history of lowering the average cost of revenue as we increase volume. We expect to continue to achieve efficiencies in cost of revenue through process improvements, as well as from a reduction in the cost of our devices. We expect these factors will have a favorable impact; however, it is difficult to predict how they will influence our gross profit margins.
We expect to achieve some efficiencies in our Research segment cost of revenue through process improvements and automation, and expect a favorable impact on gross margins due to the leveraging of the relatively fixed-cost infrastructure. If we experience increased service contract pricing or volume declines in our Research segment, it would have an adverse effect on our gross profit margin.
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

Interest Expense
Interest expense consists primarily of the interest accrued related to our term loan, finance leases and where applicable, our revolving credit facility, along with the amortization of deferred debt issuance costs.
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

Results of Operations
Years Ended December 31, 2019 and 2018
Revenue

	Year Ended December 31,		Change
(in thousands, except percentages)	2019	2018	$	%
Healthcare	$372,014	$338,812	$33,202	9.8%
Research	54,450	50,561	3,889	7.7%
Other	12,643	10,099	2,544	25.2%
Total revenue	$439,107	$399,472	$39,635	9.9%
Total revenue for the year ended December 31, 2019 increased 9.9%, due to growth in revenue across all of our businesses. Healthcare revenue growth was driven by increased patient volume, related to our MCT and extended Holter services, as well as the addition of the implantable device monitoring revenue contributed by Geneva, which we acquired on March 1, 2019. The positive impact of the higher patient volume was partially offset by the reduction of MCT Medicare reimbursement, which went into effect January 1, 2019, as well as a change in our payor mix. Research revenue continues to benefit from new studies resulting from the utilization of ePatch™, our extended Holter device. Other revenue increased due to continued volume growth of diabetic product sales.

Gross Profit

	Year Ended December 31,		Change
(in thousands, except percentages)	2019	2018	$	%
Gross profit	$274,274	$250,486	$23,788	9.5%
Percentage of revenue	62.5%	62.7%
Gross profit for the year ended December 31, 2019 increased primarily due to the higher revenue. The 20 basis point decrease in gross profit percentage was due to the impact of the reduction of MCT Medicare reimbursement, which went into effect January 1, 2019, as well as increased costs to support Research studies. This was partially offset by the positive impact of Healthcare operational efficiencies.
General and Administrative Expense

	Year Ended December 31,		Change
(in thousands, except percentages)	2019	2018	$	%
General and administrative expense	$120,093	$109,736	$10,357	9.4%
Percentage of revenue	27.3%	27.5%
General and administrative expense for the year ended December 31, 2019 increased primarily due to costs associated with the ongoing investment in our business systems and infrastructure as well as the addition of Geneva.
Sales and Marketing Expense

	Year Ended December 31,		Change
(in thousands, except percentages)	2019	2018	$	%
Sales and marketing expense	$50,664	$42,849	$7,815	18.2%
Percentage of revenue	11.5%	10.7%
Sales and marketing expense for the year ended December 31, 2019 increased primarily due to increased headcount-related expenses due to the ongoing investment in our Healthcare field sales force as well as the addition of Geneva.
Bad Debt Expense

	Year Ended December 31,		Change
(in thousands, except percentages)	2019	2018	$	%
Bad debt expense	$21,768	$22,222	$(454)	(2.0)%
Percentage of revenue	5.0%	5.6%
Bad debt expense for the year ended December 31, 2019 decreased primarily due to a prior year $1.1 million specific reserve related to a customer bankruptcy in the Other category. This was partially offset by the increased Healthcare revenue and the timing of Healthcare collections. Bad debt expense for the year ended December 31, 2019 in Research and the Other category was minimal and is recorded on a specific account basis.

Research and Development Expense

	Year Ended December 31,		Change
(in thousands, except percentages)	2019	2018	$	%
Research and development expense	$13,994	$11,206	$2,788	24.9%
Percentage of revenue	3.2%	2.8%
Research and development expense for the year ended December 31, 2019 increased due to increased headcount-related expenses related to our ongoing investment in new products and technologies, including the further incorporation of artificial intelligence and machine learning into our services.
Other Charges

	Year Ended December 31,		Change
(in thousands, except percentages)	2019	2018	$	%
Other charges	$15,004	$14,659	$345	2.4%
Percentage of revenue	3.4%	3.7%
Other charges for the year ended December 31, 2019 increased primarily due to a $4.4 million increase from activity associated with our ongoing patent and other litigation, $3.0 million of charges related to our October 2019 information technology incident, and a $0.5 million impact from changes in acquisition-related contingent consideration. These increases were offset partially by a $5.2 million reduction of integration expense related to our acquisitions, a $1.8 million prior year reserve for a note receivable with a bankrupt customer and a small reduction in other non-recurring charges. For further details, please see “Part II; Item 8, Financial Statements and Supplementary Data; Note 13. Other Charges.”
Other Expense

	Year Ended December 31,		Change
(in thousands, except percentages)	2019	2018	$	%
Interest expense	$(9,482)	$(9,429)	$(53)	0.6%
Loss on equity method investments	(1,298)	(246)	(1,052)	427.6%
Other non-operating (expense)/income, net	(2,243)	1,365	(3,608)	(264.3)%
Total Other expense	$(13,023)	$(8,310)	$(4,713)	56.7%
Percentage of revenue	3.0%	2.1%
Total other expense for the year ended December 31, 2019 increased primarily due to the effect of non-cash foreign currency transaction losses as well as the non-cash impairment of our equity method investment in Wellbridge Health, Inc.

Income Taxes

	Year Ended December 31,		Change
(in thousands, except percentages)	2019	2018	$	%
(Provision for)/benefit from income taxes	$(9,884)	$370	$(10,254)
Effective tax rate	24.9%	(0.9)%
For the year ended December 31, 2019, we recorded an income tax provision computed at the federal statutory and applicable state rates, partially offset by favorable tax deductions related to stock compensation.
For the year ended December 31, 2018, we recorded an income tax benefit primarily due to favorable tax deductions related to stock compensation.
Years Ended December 31, 2018 and 2017
For discussion related to the results of operations for the years ended December 31, 2018 and 2017, refer to “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on February 22, 2019.

Liquidity and Capital Resources
The following table highlights certain information related to our liquidity and capital resources:

(In thousands, except ratios)	December 31, 2019	December 31, 2018
Cash and cash equivalents	$68,614	$80,889
Healthcare accounts receivable, net of allowance for doubtful accounts	71,851	37,754
Other accounts receivable, net of allowance for doubtful accounts	15,625	14,874
Availability under revolving credit facility	50,000	50,000

Working capital	$112,579	$97,037
Current ratio	3.0	3.0

Total operating lease obligations(1)	$19,216	$—
Total finance lease obligations	683	1,769
Total debt	$194,667	$198,549
________________

(1)
We adopted ASC 842 - Leases, effective January 1, 2019, which resulted in the recognition of most of our operating leases on our balance sheet, both as a right-of-use asset and right-of-use liability. Since we adopted this standard using the optional modified retrospective method, we have not restated prior year amounts.

The following table highlights certain cash flow activities:

	Year Ended December 31,
(In thousands)	2019	2018
Net income	$29,844	$41,874
Non-cash adjustments to net income	87,536	70,154
Cash used for working capital	(49,830)	(39,282)
Cash provided by operating activities	67,550	72,746

Cash used for acquisitions of businesses, net of cash acquired	(44,766)	(3,750)
Purchases of property, equipment and investment in internally developed software	(30,707)	(24,637)
Cash used in investing activities	(75,473)	(28,851)

Cash (used in)/provided by financing activities	$(4,379)	$601
Cash Provided By Operating Activities
The decrease in cash provided by operating activities was primarily due to the decrease in net income. Non-cash adjustments to net income increased for the year ended December 31, 2019 primarily due to the change in deferred tax expense recognized during 2019 primarily due to the usage of net operating losses, increases in stock-based compensation, depreciation and amortization of intangible assets. Cash used for working capital increased primarily due to the timing of cash receipts and payments.
Cash Used In Investing Activities
During the year ended December 31, 2019, we spent $44.8 million, net of cash acquired, primarily related to our acquisition of Geneva. We increased our purchases for equipment and internally developed software in 2019, consistent with our higher Healthcare service volumes and the launch of our next generation products used in our monitoring services.
Cash Used In Financing Activities
The increase in cash used in financing activities was primarily due to the decrease in cash proceeds related to the exercise of stock options, the increase in principal payments on our long-term debt and the increase in payments of tax withholdings related to the vesting of share-based payments. These changes were offset partially by the 2018 impact of our acquistion of noncontrolling interests and the decrease in payments on finance lease obligations.
On January 27, 2020, we amended our SunTrust Credit Agreement. For further details regarding the credit agreements, please see “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 11. Credit Agreement and Note 21. Subsequent Event” in this Annual Report on Form 10-K.
Our primary sources of liquidity are cash on hand, cash flows from operating activities and a committed credit line. Based on our forecasted liquidity needs, we believe that our aforementioned current and projected sources of liquidity will be sufficient to meet our needs for the foreseeable future.

Contractual Obligations and Commitments
The following table describes our long-term contractual obligations and commitments as of December 31, 2019:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$21,481	$5,926	$7,481	$4,235	$3,839
Finance lease obligations	697	412	285	—	—
Deferred consideration - cash	11,068	—	11,068	—	—
Debt and interest obligations(1)(2)	231,279	13,111	51,142	167,026	—
Total(3)(4)	$264,525	$19,449	$69,976	$171,261	$3,839
________________

(1)
Our debt bears a variable interest rate, at our election, with an applicable margin determined by the SunTrust Credit Agreement. The amounts above assume the rate and margin as of December 31, 2019 throughout the remaining term. The rate and margin may fluctuate, as may our election of LIBOR or Base Rate pricing, throughout the term of the loan. Excluded from the amounts in the table is the 0.2% commitment fee payable on the unused portion of our line of credit.

(2)
On January 27, 2020, we amended our SunTrust Credit Agreement, whereby the term loan portion of the agreement has been converted into a revolving credit facility, and the amendment does not require scheduled principal payments. See “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 21. Subsequent Event” in this Annual Report on Form 10-K for further information.

(3)
In connection with certain acquisitions completed in 2019 and 2018, we have acquisition-related contingent consideration obligations payable to the sellers in these transactions upon the achievement of certain milestones that are not reflected in the table above. The maximum aggregate undiscounted amounts potentially payable not included in the table above total $5.0 million, with the exception of Geneva, which is uncapped. As of December 31, 2019, the estimate of the cash portion of the Geneva contingent consideration is $8.2 million, which is scheduled to be paid in early 2022 and subject to certain indemnification obligations. See “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 4. Acquisitions” in this Annual Report on Form 10-K for further discussion related to the Geneva contingent consideration.

(4)
As of December 31, 2019, our other long-term liabilities in our consolidated balance sheet includes reserves for unrecognized tax benefits. We are unable to make reasonably reliable estimates of both the timing of tax audit outcomes and if unfavorable, the timing of payments; therefore, such amounts are not included in the above contractual obligation table. See “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 17. Income Taxes” in this Annual Report on Form 10-K for further discussion related to uncertain tax positions.

As of December 31, 2019, we were bound under facility leases and several office equipment leases that are included in the table above, none of which utilize a variable interest rate. Our debt bears a variable interest rate of LIBOR plus the applicable margin, or the prime rate plus the applicable margin. If LIBOR rates, the prime rates, or the applicable margin increase, the interest obligation amounts on our debt disclosed above will be affected.

Recent Accounting Pronouncements
For further details on recently issued accounting pronouncements, please refer to “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 2. Summary of Significant Accounting Policies; w) Recent Accounting Pronouncements.”

Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our cash and cash equivalents as of December 31, 2019 were $68.6 million. We do not invest in any short-term or long-term marketable securities, nor do we hold any derivative financial instruments for trading or speculative purposes.
At December 31, 2019, we had $194.7 million of variable rate debt, inclusive of debt discounts and deferred charges, at a rate of LIBOR plus the applicable margin, or the prime rate plus the applicable margin. A 1.0% change in either the LIBOR rate, prime rate, or the applicable margin would result in a change in annual interest expense of approximately $1.9 million. For further details regarding the debt, rates or applicable margin, please refer to “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 11. Credit Agreement” included in this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of BioTelemetry, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioTelemetry, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Healthcare Segment Revenue
Description of the Matter
For the year ended December 31, 2019, the Company’s revenue derived from remote cardiac monitoring services in its Healthcare segment was $372.0 million. As explained in Note 3 to the consolidated financial statements, the Company measures and recognizes revenue for Contracted payors (including Medicare) at a transaction price negotiated with each payor for services provided, on a case rate basis.
Auditing the Company’s Healthcare segment revenue is complex and required a high degree of judgment in the application of our audit procedures and evaluating the results of those audit procedures to address the completeness and accuracy of the underlying data used to recognize Healthcare segment revenue, which is compiled using end-user computing applications.

How We Addressed the Matter in Our Audit
We tested the Company’s controls that address the risk of material misstatement relating to the occurrence and measurement of Healthcare segment revenue. For example, we tested management’s review of the contracted rates utilized to determine the transaction price for each service provided and controls over the completeness and accuracy of the underlying data used to recognize Healthcare segment revenue.
To test the Company’s Healthcare segment revenue, our audit procedures included, among others, performing analytical review procedures over key financial ratios, and selecting a representative sample of healthcare segment revenue transactions and comparing the components of the revenue calculations to source data including remote cardiac monitoring results and contracted rates to test the completeness and accuracy of the data compiled from end-user computing applications.

Accounting for acquisition of Geneva Healthcare, Inc.
Description of the Matter
As explained in Note 4 to the consolidated financial statements, on March 1, 2019, the Company completed its acquisition of Geneva Healthcare, Inc. (“Geneva”) for a total purchase price of $77.9 million. The transaction was accounted for using the acquisition method of accounting whereby the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on the respective fair values.
Auditing the Company's accounting for the acquisition of Geneva was complex due to the significant estimation uncertainty in determining the fair value of its identifiable intangible assets, which principally consisted of customer relationships, technology and trade names. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business that rely upon limited historical data on which to base those assumptions. The significant assumptions used to estimate the fair value of the customer relationships included the future operating performance and cash flows generated by the customer relationships and a discount rate. The significant assumptions used to estimate the fair value of the technology included the projected revenues generated by the technology, a royalty rate, and a discount rate. The significant assumptions used to estimate the fair value of the trade name included projected revenues generated by the trade name, a royalty rate, and a discount rate. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We tested the Company’s controls over its accounting for acquisitions, including the valuation of identifiable intangible assets. For example, we tested the Company's controls over management’s review of the identifiable intangible asset valuation models, as well as the significant assumptions used in the valuation models.
To test the estimated fair value of the intangible assets acquired, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodologies used, evaluating the significant assumptions described above, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For example, we compared the significant assumptions to current industry, market and economic trends, as well as to the historical results of the acquired business. We involved our valuation specialists to assist in our evaluation of the methodologies used by the Company and the significant assumptions included in the fair value estimates. Additionally, we performed sensitivity analyses to evaluate changes in the fair value of the intangible assets that would result from changes in the significant assumptions.

Valuation of contingent consideration
Description of the Matter
As explained in Note 2 to the consolidated financial statements, the Company measures and records the fair value of contingent consideration on a recurring basis. As explained in Note 4 to the consolidated financial statements, the total purchase price for the acquisition of Geneva included the acquisition date fair value of contingent consideration of $13.2 million. As explained in Note 6 to the consolidated financial statements, this liability was remeasured to $12.9 million as of December 31, 2019.
Auditing the Company's valuations of the contingent consideration related to the Geneva acquisition was complex due to the significant estimation required by management. The significant estimation was primarily due to the complexity of the valuation model used by management to measure the fair value of the contingent consideration and the sensitivity of the respective fair values to the significant underlying assumptions. The Company used a Monte Carlo simulation to measure the fair value of the contingent consideration. The significant assumptions used in the simulation included estimated projected revenues, estimated stock price volatility in future periods, and discount rates. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We tested the Company’s controls over the valuations of the contingent consideration. For example, we tested controls over management’s review of the contingent consideration valuation models, as well as the significant assumptions used in the valuation models.
To test the estimated fair value of the contingent consideration related to the Geneva acquisition, our audit procedures included, among others, assessing the terms of the arrangement, including the conditions that must be met for the contingent consideration to become payable, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We also involved our valuation specialists to assist in evaluating the use of the Monte Carlo simulation for the contingent consideration and testing the significant assumptions used in the model. We compared the significant assumptions to current industry, market and economic trends and to the historical results for the acquired business.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditors since 2004.

Philadelphia, Pennsylvania
February 27, 2020

BIOTELEMETRY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except shares and par value data)	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$68,614	$80,889
Healthcare accounts receivable, net of allowance for doubtful accounts of $31,780 and $25,345 at December 31, 2019 and 2018, respectively	71,851	37,754
Other accounts receivable, net of allowance for doubtful accounts of $201 and $268 at December 31, 2019 and 2018, respectively	15,625	14,874
Inventory	5,738	7,323
Prepaid expenses and other current assets	6,505	5,820
Total current assets	168,333	146,660
Property and equipment, net	56,380	48,377
Intangible assets, net	129,596	129,653
Goodwill	301,321	238,814
Deferred tax assets	12,626	19,975
Other assets	17,464	3,322
Total assets	$685,720	$586,801
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	24,198	18,157
Accrued liabilities	27,318	24,689
Current portion of finance lease obligations	394	1,652
Current portion of long-term debt	3,844	5,125
Total current liabilities	55,754	49,623
Long-term portion of finance lease obligations	289	117
Long-term debt	190,823	193,424
Other long-term liabilities	71,937	33,152
Total liabilities	318,803	276,316
Stockholders’ equity:
Common stock—$.001 par value as of December 31, 2019 and 2018; 200,000,000 shares authorized as of December 31, 2019 and 2018; 34,023,053 and 33,406,364 shares issued and outstanding at December 31, 2019 and 2018, respectively	34	33
Paid-in capital	453,366	426,054
Accumulated other comprehensive (loss)/income	(469)	256
Accumulated deficit	(86,014)	(115,858)
Total equity	366,917	310,485
Total liabilities and equity	$685,720	$586,801
See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2019	2018	2017
Revenue	$439,107	$399,472	$286,776
Cost of revenue	164,833	148,986	114,406
Gross profit	274,274	250,486	172,370
Operating expenses:
General and administrative	120,093	109,736	82,983
Sales and marketing	50,664	42,849	35,322
Bad debt expense	21,768	22,222	13,291
Research and development	13,994	11,206	11,101
Other charges	15,004	14,659	31,436
Total operating expenses	221,523	200,672	174,133
Income/(loss) from operations	52,751	49,814	(1,763)
Other expense:
Interest expense	(9,482)	(9,429)	(4,897)
Loss on extinguishment of debt	—	—	(543)
Loss on equity method investments	(1,298)	(246)	(384)
Other non-operating (expense)/income, net	(2,243)	1,365	(2,809)
Total other expense, net	(13,023)	(8,310)	(8,633)
Income/(loss) before income taxes	39,728	41,504	(10,396)
(Provision for)/benefit from income taxes	(9,884)	370	(6,747)
Net income/(loss)	29,844	41,874	(17,143)
Net loss attributable to noncontrolling interests	—	(946)	(1,187)
Net income/(loss) attributable to BioTelemetry, Inc.	$29,844	$42,820	$(15,956)

Net income/(loss) per common share attributable to BioTelemetry, Inc.:
Basic	$0.88	$1.31	$(0.53)
Diluted	$0.82	$1.20	$(0.53)
Weighted average number of common shares outstanding:
Basic	33,948	32,709	30,386
Dilutive common stock equivalents	2,492	3,074	—
Diluted	36,440	35,783	30,386
See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Year Ended December 31,
(in thousands)	2019	2018	2017
Net income/(loss) attributable to BioTelemetry, Inc.	$29,844	$42,820	$(15,956)
Other comprehensive income/(loss):
Foreign currency translation (loss)/gain	(725)	370	(80)
Comprehensive income/(loss) attributable to BioTelemetry, Inc.	$29,119	$43,190	$(16,036)

See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2019	2018	2017
OPERATING ACTIVITIES
Net income/(loss)	$29,844	$41,874	$(17,143)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Bad debt expense	21,768	22,222	13,291
Depreciation and amortization	42,976	40,168	28,561
Impairment charge	—	—	12,045
Stock-based compensation	13,376	9,261	7,680
Write off of derivative premium	—	—	1,322
Accretion of debt discount	1,243	1,243	678
Loss on extinguishment of debt	—	—	543
Gain on legal settlement	—	—	(1,333)
Deferred income taxes	7,385	(2,294)	6,050
Change in fair value of acquisition-related contingent consideration	(230)	(700)	(2,605)
Other non-cash items	1,018	254	(39)
Changes in operating assets and liabilities:
Healthcare and other accounts receivable	(55,027)	(35,742)	(15,455)
Inventory	1,585	(1,991)	665
Prepaid expenses and other assets	1,742	3,517	(694)
Accounts payable	5,551	3,760	(8,320)
Accrued and other liabilities	(3,681)	(8,826)	(1,464)
Net cash provided by operating activities	67,550	72,746	23,782
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(44,766)	(3,750)	(161,479)
Purchases of property and equipment and investment in internally developed software	(30,707)	(24,637)	(13,697)
Purchase of derivative instrument	—	—	(1,322)
Investment in equity method investee	—	(464)	(690)
Net cash used in investing activities	(75,473)	(28,851)	(177,188)
FINANCING ACTIVITIES
Proceeds related to the exercising of stock options and employee stock purchase plan	7,610	12,186	6,071
Payments of tax withholdings related to vesting of share-based awards	(4,955)	(2,910)	(1,933)
Issuance of long-term debt	—	—	205,000
Repayments on revolving loans	—	—	(3,000)
Payment of debt issuance costs	—	—	(6,213)
Principal payments on long-term debt	(5,125)	(2,050)	(25,840)
Principal payments on finance lease obligations	(1,909)	(3,740)	(2,863)
Acquisition of noncontrolling interests	—	(2,885)	(4,765)
Net cash (used in)/provided by financing activities	(4,379)	601	166,457
Effect of exchange rate changes on cash	27	371	(81)
Net (decrease)/increase in cash and cash equivalents	(12,275)	44,867	12,970
Cash and cash equivalents—beginning of period	80,889	36,022	23,052
Cash and cash equivalents—end of period	$68,614	$80,889	$36,022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash purchases of property and equipment	$3,302	$505	$498
Non-cash fair value of common stock returned in legal settlement	—	—	2,753
Non-cash fair value of equity issued for acquisition of business	2,142	—	117,440
Non-cash fair value of non-trade receivables exchanged for investment in equity method investee	—	395	—
Cash paid for interest	8,029	7,836	3,888
Cash paid for taxes, net of refunds	$(89)	$763	$1,648

See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	BioTelemetry, Inc. Equity
				Accumulated Other Comprehensive (Loss)/Income
	Common Stock		Paid-in Capital		Accumulated Deficit	Noncontrolling Interests	Total Equity
(in thousands, except shares)	Shares	Amount
Balance December 31, 2016	28,261,503	$28	$281,642	$(34)	$(142,722)	$—	$138,914
Share issuances related to stock compensation plans	722,441	—	6,071	—	—	—	6,071
Stock-based compensation	—	—	7,680	—	—	—	7,680
Shares withheld to cover taxes on vesting of share-based awards	(79,589)	—	(1,933)	—	—	—	(1,933)
Issuance of stock related to business combinations	3,615,840	4	116,788	—	—	11,224	128,016
Acquisition of noncontrolling interest	19,806	—	2,022	—	—	(11,091)	(9,069)
Common stock returned in legal settlement	(79,333)	—	(2,753)	—	—	—	(2,753)
Currency translation adjustment	—	—	—	(80)	—	—	(80)
Net loss	—	—	—	—	(15,956)	(1,187)	(17,143)
Balance December 31, 2017	32,460,668	32	409,517	(114)	(158,678)	(1,054)	249,703
Share issuances related to stock compensation plans	972,415	1	12,185	—	—	—	12,186
Stock-based compensation	—	—	9,261	—	—	—	9,261
Shares withheld to cover taxes on vesting of share-based awards	(85,505)	—	(2,909)	—	—	—	(2,909)
Acquisition of noncontrolling interest	58,786	—	(2,000)	—	—	2,000	—
Currency translation adjustment	—	—	—	370	—	—	370
Net income	—	—	—	—	42,820	(946)	41,874
Balance December 31, 2018	33,406,364	33	426,054	256	(115,858)	—	310,485
Share issuances related to stock compensation plans	631,107	1	7,609	—	—	—	7,610
Stock-based compensation	—	—	13,376	—	—	—	13,376
Shares withheld to cover taxes on vesting of share-based awards	(64,418)	—	(4,955)	—	—	—	(4,955)
Issuance of stock related to business combinations	50,000	—	2,142	—	—	—	2,142
Deferred purchase price consideration - equity portion	—	—	9,140	—	—	—	9,140
Currency translation adjustment	—	—	—	(725)	—	—	(725)
Net income	—	—	—	—	29,844	—	29,844
Balance December 31, 2019	34,023,053	$34	$453,366	$(469)	$(86,014)	$—	$366,917
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
We operate under two reportable segments: Healthcare and Research. During the first quarter of 2018, we aggregated our Technology operating segment into the Corporate and Other category. The Healthcare segment is focused on remote cardiac monitoring to identify cardiac arrhythmias or heart rhythm disorders and to monitor the functionality of implantable cardiac devices. We offer cardiologists, electrophysiologists, neurologists and primary care physicians a full spectrum of solutions, which provides them with a single source of remote cardiac monitoring services. These services include mobile cardiac telemetry (“MCT”), event, traditional Holter, extended Holter, Pacemaker, International Normalized Ratio (“INR”), implantable loop recorder (“ILR”) and other implantable cardiac device monitoring. The Research segment is engaged in centralized core laboratory services providing cardiac monitoring, imaging services, scientific consulting and data management services for drug and medical device trials. Included in the Corporate and Other category is the manufacturing, testing and marketing of cardiac and blood glucose monitoring devices to medical companies, clinics and hospitals and corporate overhead and other items not allocated to any of our reportable segments.
We have grown both organically and through recent acquisitions; for further details related to our acquisitions, please see “Note 4. Acquisitions.”
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
Certain reclassifications have been made to prior period statements to conform to the current period presentation. These consist of:

•	combining our non-cash depreciation and amortization expense into one line on our consolidated statements of cash flows;

•	separating the non-cash operating item of change in fair value of acquisition-related contingent consideration from other non-cash items on our consolidated statements of cash flows; and

•	combining our contract liabilities into accrued liabilities in our consolidated balance sheets.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The reclassifications had no impact on previously reported working capital, consolidated results of operations, cash flows from operating, financing and investing activities, or accumulated deficit.
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
The fair value of acquisition-related contingent consideration (classified as Level 3) is measured on a recurring basis using a Monte Carlo simulation. This model uses assumptions, including estimated projected revenues, estimated stock price volatility in future periods, estimated discount rates and discounts for the lack of marketability of common stock. In addition to the recurring fair value measurements, the fair value of certain assets acquired and liabilities assumed in connection with a business combination are recorded at fair value, primarily using a discounted cash flow model (classified as Level 3). This valuation technique requires us to make certain assumptions, including future operating performance, cash flows and revenue growth rates, royalty rates and other such variables, which are discounted to present value using a discount rate that reflects the risk factors associated with future cash flow, the characteristics of the assets acquired and liabilities assumed and the experience of the acquired business. Non-financial assets such as

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

goodwill, intangible assets, property and equipment and right-of-use (“ROU”) assets are subsequently measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. We assess the impairment of goodwill and intangible assets annually or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable.
d) Cash and Cash Equivalents
Cash and cash equivalents are held in financial institutions or in custodial accounts with financial institutions. Cash equivalents are defined as liquid investments and money market funds with maturity from date of purchase of 90 days or less that are readily convertible into cash and have minimal interest rate risk. We do not have restricted cash.
e) Accounts Receivable and Allowance for Doubtful Accounts
Healthcare accounts receivable, including contract assets, is recorded at the time Healthcare segment revenue is recognized and is presented on the consolidated balance sheet net of an allowance for doubtful accounts. For our contracted payors, we determine revenue based on negotiated prices for the services provided. Based on our history, we have experience collecting substantially all of the negotiated contracted rates and are therefore not providing an implicit price concession. As a result, an allowance for doubtful accounts is recorded based on historical collection trends to account for the risk of patient default. Because of continuing changes in the healthcare industry and third-party reimbursement, it is possible that our estimates of collectability could change, which could have a material impact on our operations and cash flows.
Other accounts receivable is related to the Research segment and Corporate and Other category and is recorded at the time revenue is recognized, when products are shipped or services are performed.
We write off receivables when the likelihood for collection is remote, when we believe collection efforts have been fully exhausted and we do not intend to devote additional resources in attempting to collect. We perform write-offs on a monthly basis. In the Healthcare segment, we wrote-off $15.3 million and $11.2 million of receivables for the years ended December 31, 2019 and 2018, respectively. The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts. There were no material write-offs in the Research segment. We recorded bad debt expense of $1.1 million and $0.8 million related to a customer bankruptcy in the Corporate and Other category during the years ended December 31, 2018 and 2017, respectively, and wrote off these amounts in 2018. We recorded consolidated bad debt expense of $21.8 million, $22.2 million and $13.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.
f) Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration is our obligation, arising from a business combination, to transfer additional assets and/or equity interests to the seller if certain future events occur or conditions are met. The fair value of the contingency is estimated as of the acquisition date using certain unobservable inputs (and therefore classified as Level 3 in the fair value hierarchy) and is recorded as a liability. We re-measure the estimated fair value of acquisition-related contingent consideration at each reporting date. Adjustments subsequent to the acquisition measurement period are recorded in other charges in the consolidated statements of operations. Changes to the inputs used in the measurement of acquisition-related contingent consideration include, but are not limited to: changes in the assumptions regarding probabilities

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

of successful achievement of future events or conditions, estimated revenue projections; discounts for lack of marketability of our common stock, estimated stock price volatility, and the discount rate used to estimate the fair value of the liability. Acquisition-related contingent consideration may change significantly as our inputs and assumptions noted above evolve and additional data is obtained. The inputs and assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in different fair value estimates that may have a material impact on our results from operations and financial position.
g) Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, Healthcare accounts receivable, including contract assets related to our cardiac monitoring services and other accounts receivable. We maintain our cash and cash equivalents with high quality financial institutions to mitigate this risk. We perform ongoing credit evaluations of our customers and generally do not require collateral. We record an allowance for doubtful accounts in accordance with the procedures described above. Past-due amounts are written off against the allowance for doubtful accounts when collections are believed to be unlikely and collection efforts have ceased.
At December 31, 2019, 2018 and 2017, one payor, Medicare, accounted for 22%, 15% and 21%, respectively, of our gross healthcare accounts receivable.
h) Inventory
Inventory is valued at the lower of cost (using first-in, first-out cost method) or market (net realizable value or replacement cost). Management reviews inventory for specific future usage, and estimates of impairment of individual inventory items are recorded to reduce inventory to the lower of cost or market.
i) Property and Equipment
Property and equipment is recorded at cost, except for assets acquired in business combinations, which are recorded at fair value as of the acquisition date. Depreciation is recorded over the estimated useful life of each class of depreciable assets, and is computed using the straight-line method. Leasehold improvements and assets acquired under a finance lease are amortized over the shorter of the estimated asset life or term of the lease and included in depreciation expense. Repairs and maintenance costs are charged to expense as incurred. Costs of additions and improvements are capitalized.
j) Impairment of Long-Lived Assets
The carrying value of long-lived assets, other than goodwill, is evaluated when events or changes in circumstances indicate the carrying value may not be recoverable or the useful life has changed. We consider historical performance and anticipated future results in our evaluation of potential impairment. Accordingly, when indicators of impairment are present, we evaluate the carrying value of these assets in relation to the operating performance of the business and the undiscounted cash flows expected to result from the use of these assets. If the carrying amount of a long-lived asset exceeds its expected undiscounted cash flows, an impairment charge is recognized to the extent the carrying amount exceeds its fair value.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

k) Leases
We lease our administrative and service facilities, as well as certain office equipment, monitoring devices and information technology equipment under arrangements classified as leases under Accounting Standards Codification (“ASC”) 842 - Leases (“ASC 842”). We adopted ASC 842 using the optional modified retrospective transition method as of January 1, 2019, therefore prior period amounts are not restated.
We recognize ROU assets at the inception of the arrangement as the present value of the lease payments plus our initial direct costs (if any), less any lease incentives. The corresponding liability is computed as the present value of the lease payments at inception. Assets are classified as either operating or finance ROU assets according to the classification criteria in ASC 842. Upon the adoption of ASC 842, we elected the transition practical expedients to not reassess lease identification, lease classification and initial indirect costs related to those leases entered into prior to adoption of ASC 842 and to not separate lease and non-lease components where we are the lessor when the requisite criteria is met to be treated as such. The present value of the lease payments is computed using the rate implicit in the lease (if known) or our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments.
Operating lease costs are charged to operations on a straight-line basis over the lease term. Interest charged on the finance lease liabilities is charged to interest expense, while the amortization of the finance lease ROU assets is also charged to operations on a straight-line basis.
Under our policy, we do not record an ROU asset or corresponding liability for arrangements where the initial lease term is one year or less. Those leases are expensed on a straight-line basis over the term of the lease.
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
l) Derivative Instrument
During the second quarter of 2017, we purchased a foreign currency option with a notional value of $194.2 million to mitigate the foreign exchange risk related to the Swiss Franc-denominated purchase price of LifeWatch AG (“LifeWatch”). This derivative instrument was not designated as a hedge for accounting purposes. We did not exercise this option and the contract expired during the third quarter of 2017, resulting in a charge of $1.3 million, which was recorded as a component of other non-operating income/(expense), net in the consolidated statements of operations. We have not entered into any derivative transactions since.
m) Equity Method Investments
We account for investments using the equity method of accounting if the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
n) Noncontrolling Interests
The consolidated financial statements reflect the application of ASC 810 - Consolidations, which establishes accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within stockholder’s equity, but separate from the parent’s equity; (ii) the amount of consolidated net income/(loss) attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statements of operations; and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently.
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
o) Goodwill and Acquired Intangible Assets
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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Acquired intangible assets are recorded at fair value on the acquisition date. The estimated fair values and useful lives of intangible assets are determined by assessing many factors including estimates of future operating performance and cash flows of the acquired business, the characteristics of the intangible assets and the experience of the acquired business. Independent appraisal firms may assist with the valuation of acquired assets. The impairment test for indefinite-lived intangible assets other than goodwill consists of a comparison of the fair value of the indefinite-lived intangible asset to the carrying value of the asset. As a result of our impairment analysis for the year ended December 31, 2017, we noted entity-specific events which resulted in the write-off of the remainder of our indefinite-lived intangible assets other than goodwill, and a portion of our finite-lived intangible assets. See “Note 8. Goodwill and Intangible Assets” for further details regarding the impairment charges. We amortize our finite-lived intangible assets over each asset’s estimated useful life using the straight-line method and assess impairment indicators during each reporting period. Should an impairment indicator exist, we compare the carrying value of the asset to the undiscounted cash flows and record an impairment charge on the excess of the carrying value over the fair value.
p) Revenue Recognition
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
Healthcare
Healthcare segment revenue includes revenue from MCT, event, traditional Holter, extended Holter, Pacemaker, INR and ILR monitoring services. A significant portion of our revenue is paid for by third-party commercial insurance organizations and governmental entities. We also receive reimbursement directly from patients through co-pays, deductibles and self-pay arrangements.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Research
Research segment revenue includes revenue for centralized core laboratory services. Our Research segment revenue is provided on a fee-for-service basis, and revenue is recognized as the related services are performed. We also provide consulting services on a time and materials basis, and this revenue is recognized as the services are performed. Our site support revenue, consisting of equipment rentals along with logistics management, are recognized at the time of service or over the rental period. Our research customer contracts have legally enforceable terms that are predominately thirty days due to termination for convenience clauses, which are held by the customer with no significant penalty. Given the short-term nature of these contracts and the structure of our billing practices, our billing practices approximate our performance if measured by an output method, where each output is an individual occurrence of each performance obligation. Accordingly, we utilize the invoice practical expedient as defined in ASC 606, resulting in recognition of revenue in the amount that we have the right to invoice. We record reimbursements received for out-of-pocket expenses, including freight, as revenue in the accompanying consolidated statements of operations.
Other
Other revenue is primarily derived from the sale of non-invasive cardiac monitors to healthcare companies, wireless blood glucose meters and test strips to wholesale distributors of diabetes supplies and employer health plans, as well as product repairs. Performance obligations are primarily the sale of devices, related goods and repairs provided by us. These contracts transfer control to a customer at a point in time based on the transfer of title for the underlying goods or service.
Revenue is recognized net of any taxes collected from customers and subsequently remitted to government authorities.
See “Note 3. Revenue Recognition” for more information.
q) Stock-Based Compensation
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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Performance stock options (“PSOs”) are valued and stock-based compensation expense is recorded once the performance conditions of the outstanding PSOs have achieved probability. Prior to our July 1, 2018 adoption of Accounting Standards Update (“ASU”) 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, we accounted for equity awards issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees.
We have historically recorded stock-based compensation expense based on the number of stock options or stock units we expect to vest using our historical forfeiture experience and we periodically update those forfeiture rates to apply to new grants. We estimate forfeitures under the true-up provision of ASC 718. We record additional expense if the actual forfeiture rate is lower than estimated and record a recovery of prior expense if the actual forfeiture rate is higher than estimated.
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
r) Research and Development Costs
Research and development costs are charged to expense as incurred.
s) Foreign Currency Translation
We primarily operate our businesses in the United States, however, we have certain international subsidiaries. Our primary functional currency is the U.S. dollar. Assets and liabilities of non-U.S. dollar functional currency entities are translated to U.S. dollars at period-end exchange rates, and the currency impacts arising from the translation of the assets and liabilities are recorded as a cumulative translation adjustment, a component of our accumulated other comprehensive (loss)/income within our consolidated balance sheets. Revenues and expenses for those entities are translated at the average monthly currency exchange rates in effect during the period. Currency transaction gains and losses are included in other non-operating (expense)/income, net in the consolidated statements of operations as incurred. We recognized a $2.8 million transaction loss, a $1.3 million transaction gain, and a $0.3 million transaction loss as a component of other non-operating (expense)/income, net for the years ended December 31, 2019, 2018 and 2017, respectively.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

t) Income Taxes
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
u) Net Income/(Loss) Per Share
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
Certain stock options, which are priced higher than the market price of our shares as of December 31, 2019, 2018 and 2017 would be anti-dilutive and therefore have been excluded from the weighted average

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

shares used in computing diluted net income per share. These options could become dilutive in future periods. Similarly, certain recently granted RSUs and PSUs are also excluded using the treasury stock method as their impact would be anti-dilutive. The dilutive effect of weighted average shares outstanding excludes approximately 0.5 million shares for each of the years ended December 31, 2019 and 2018, as their effect would have been anti-dilutive on our net income per share.
v) Segment Information
ASC 280 - Segment Reporting, establishes standards for reporting information regarding operating segments in annual consolidated financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance.
We report our business under two segments: Healthcare and Research. The Healthcare segment is focused on remote cardiac monitoring to identify arrhythmias or heart rhythm disorders and to monitor the functionality of implantable cardiac devices. We offer cardiologists, electrophysiologists, neurologists and primary care physicians a full spectrum of solutions, which provides them with a single source of remote cardiac monitoring services. The Research segment is engaged in centralized core laboratory services providing cardiac monitoring, imaging services, scientific consulting and data management services for drug and medical device trials. During the first quarter of 2018, as part of the LifeWatch integration, our forward-looking integration and rebranding plans, as well as re-evaluating the significance and materiality of our segments, we aggregated the Technology operating segment into the Corporate and Other category. Included in the Corporate and Other category is the manufacturing, testing and marketing of cardiac and blood glucose monitoring devices to medical companies, clinics and hospitals and corporate overhead and other items not allocated to any of our reportable segments.
w) Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The updated guidance also requires an entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. Historically, our implementation costs incurred in hosting service contracts have not been material. We early adopted this standard effective April 1, 2019 on a prospective basis. Upon adoption, our eligible cloud computing implementation costs are capitalized and recorded as a component of technology within intangible assets in our consolidated balance sheet and amortized to selling, general and administrative costs over the life of the service arrangement on our consolidated statement of operations. This update did not have a material impact on our financial position, results of operations or disclosures.
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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This update eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The update also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. Additionally, ASU 2019-12 clarifies that single-member limited liability companies and similar disregarded entities that are not subject to income tax are not required to recognize an allocation of consolidated income tax expense in their separate financial statements, but they can elect to do so. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We are in the process of evaluating the impact of this update on our consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This update eliminates certain disclosures related to transfers and valuation processes, clarifies the requirement for measurement uncertainty disclosures, and requires additional disclosures for Level 3 fair value measurements, including the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We will adopt this update on January 1, 2020, and this update will not impact our consolidated financial statements; however the update is expected to result in additional disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. This update, along with subsequent amendments, introduces the current expected credit loss model, which will require an entity to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under this update, upon initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. This update will be effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, and a modified retrospective approach

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

is required, with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We are currently in process of adopting this update as of January 1, 2020, and we currently do not anticipate that the adoption will have a material impact on our consolidated financial statements.

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
Disaggregation of Revenue
We disaggregate revenue from contracts with customers by payor type and major service line. We determined that disaggregating revenue into these categories achieves the disclosure objective of illustrating the differences in the nature, amount, timing and uncertainty of our revenue streams. Disaggregated revenue by payor type and major service line was as follows:

	Year Ended December 31, 2019
	Reporting Segment			Total Consolidated
(in thousands)	Healthcare	Research	Other
Payor/Service Line
Remote cardiac monitoring services - Medicare	$153,743	$—	$—	$153,743
Remote cardiac monitoring services - commercial payors	218,271	—	—	218,271
Clinical trial support and related services	—	54,450	—	54,450
Technology devices, consumable and related services	—	—	12,643	12,643
Total	$372,014	$54,450	$12,643	$439,107

	Year Ended December 31, 2018
	Reporting Segment			Total Consolidated
(in thousands)	Healthcare	Research	Other
Payor/Service Line
Remote cardiac monitoring services - Medicare	$137,600	$—	$—	$137,600
Remote cardiac monitoring services - commercial payors	201,212	—	—	201,212
Clinical trial support and related services	—	50,561	—	50,561
Technology devices, consumables and related services	—	—	10,099	10,099
Total	$338,812	$50,561	$10,099	$399,472

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Remote Cardiac Monitoring Services Revenue (Healthcare segment)
Healthcare segment revenue is generated by remote cardiac monitoring to identify cardiac arrhythmias or heart rhythm disorders and monitoring the functionality of implantable cardiac devices. We offer cardiologists, electrophysiologists, neurologists and primary care physicians a full spectrum of solutions which provides them with a single source of remote cardiac monitoring services.
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
We have not made any significant changes to judgments in applying ASC 606 during the years ended December 31, 2019 and 2018.
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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
We have not made any significant changes to judgments in applying ASC 606 during the years ended December 31, 2019 and 2018.
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
We have not made any significant changes to judgments in applying ASC 606 during the years ended December 31, 2019 and 2018.
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
As of December 31, 2019 and 2018, we had contract assets of $15.1 million and $2.1 million, respectively, related to cardiac monitoring services, which are included as a component of Healthcare accounts receivable on our consolidated balance sheets. We also had contract assets of $1.7 million and $0.2 million, respectively, related to our Other category revenue contracts, which are included as a component of Other accounts receivable on our consolidated balance sheets.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2019 and 2018, we had contract liabilities of $1.6 million and $3.1 million, respectively, primarily related to the Research segment where customers paid upfront deposits upon contract execution for future services to be performed by us. If the contract is canceled, these upfront deposits are refundable if service was not yet provided. For the year ended December 31, 2019, the amount recognized as revenue from the contract liability balance as of December 31, 2018 was $2.0 million. Similarly, for the year ended December 31, 2018, the amount recognized as revenue from the contract liability balance as of December 31, 2017 was $3.1 million. Our contract liabilities are included as a component of accrued liabilities on our consolidated balance sheets.
There were no significant changes or impairment losses related to our contract assets and contract liabilities for the years ended December 31, 2019 and 2018.
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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pursuant to the acquisition agreement, we agreed to issue the owners of ADEA 50,000 shares of our common stock, with a fair value of approximately $2.1 million, as well as to pay $0.2 million in cash. The shares are restricted, with the restrictions related to 10,000 shares that expired in the fourth quarter of 2019, and the restrictions on the remaining 40,000 shares are set to expire in the second quarter of 2022, and the shares are also available to satisfy indemnification obligations.
Prior to the second quarter of 2019, we accounted for our 23.8% stake in ADEA as an equity method investment. We accounted for the acquisition of the remaining equity of ADEA as a step acquisition, which required us to re-measure our previous ownership interest to fair value prior to application of purchase accounting, and we recognized the immaterial difference between the fair value and the carrying value of the equity method investment at that time. The total purchase price of ADEA was $3.3 million, primarily consisting of the equity and cash consideration paid in the second quarter of 2019, plus the amounts paid for our initial investment in ADEA in 2018. We then allocated this purchase price to the assets acquired and liabilities assumed. The acquired net assets consisted primarily of customer relationships and non-compete agreements. The excess of the fair value of the purchase price over the fair value of the net assets acquired has been recognized as goodwill, which represents the expected future benefits arising from the assembled workforce and other synergies attributable to cost savings opportunities. We have recognized $2.6 million of goodwill as a result of the acquisition, all of which has been assigned to the Healthcare segment. None of this goodwill will be deductible for tax purposes.
We finalized our fair value estimates related to the ADEA acquisition during the three months ended September 30, 2019. There were no changes to the total purchase price, and the measurement period adjustment related to deferred income taxes recorded during the three months ended September 30, 2019 was not material.
We do not consider this acquisition to be significant to our results of operations. The transaction costs related to this acquisition and revenues and results of operations of ADEA prior to our acquisition were all immaterial.
Geneva Healthcare, Inc.
On March 1, 2019, we acquired Geneva Healthcare, Inc., now known as Geneva Healthcare LLC (“Geneva”), for cash consideration of $45.9 million. In addition, pursuant to the terms of the Agreement and Plan of Merger, dated January 25, 2019, by and among Geneva, BioTelemetry, Inc., Tyersall Merger Sub, Inc., and the Securityholders’ Representative (the “Geneva Agreement”), on the third anniversary of the closing date, the Securityholders (as defined in the Geneva Agreement) are eligible to receive additional consideration in the form of cash payments, as well as shares of BioTelemetry common stock, with a total estimated present value of $32.0 million as of the March 1, 2019 acquisition date, for a total aggregate purchase price of $77.9 million. Concurrent with the closing of the acquisition, the Securityholders have made elections as to the percentage mix of their total additional consideration to be settled in cash or common stock.
The estimated additional consideration of $32.0 million, as of the March 1, 2019 acquisition date, consisted of the following:

•
The Securityholders will, subject to potential deductions pursuant to the Geneva Agreement, receive additional consideration of $20.0 million, a total of $11.1 million of which will be paid in cash, and the remaining value will be settled in shares. We will issue a total of 131,594 shares

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

of our common stock to settle the share-related portion of the obligation, based on the elections made by the Securityholders and the formulas within the Geneva Agreement.

•
The estimated present value of the future cash payment of $11.1 million, which totaled $9.7 million as of the acquisition date, as well as the estimated fair value of our common stock of $9.1 million, has been included within the purchase price for Geneva. The estimated present value of the future cash payment is recorded as a component of other long-term liabilities and will be accreted to its redemption value through interest expense through the payment date. The estimated fair value of the 131,594 shares our common stock has been recorded within paid-in-capital.

•
The Securityholders will also be eligible to receive additional consideration, in the form of both cash and shares, based on a predetermined formula that is driven by the future revenues of Geneva and does not have a predetermined limit. The total estimated acquisition-related contingent consideration as of the March 1, 2019 acquisition date was $13.2 million, which is also included in the purchase price of Geneva. The $13.2 million is recorded within other long-term liabilities and will be marked to market through earnings on a quarterly basis throughout the earn-out period. The equity portion of the acquisition-related contingent consideration requires liability classification and mark-to-market accounting pursuant to the provisions of ASC 815 - Derivatives and Hedging.

We acquired Geneva as part of our business strategy to go deeper and wider into the cardiac monitoring market. Geneva has developed an innovative proprietary cloud-based platform that aggregates data from the leading cardiac device manufacturers, enabling the company to remotely monitor a physician’s patients with implantable cardiac devices such as pacemakers, defibrillators and loop recorders. Geneva’s platform provides physicians a single portal to order patient monitoring, review monitoring results and request routine device checks, helping drive significant in-office efficiencies and patient compliance. We have continued to merge this functionality with that of the Healthcare segment user interface, which we believe will drive greater workflow and data management efficiencies to the clients we serve.
We accounted for the transaction as a business combination, and as such, all assets acquired and liabilities assumed were recorded at their estimated fair values. The excess of the fair value of the purchase price over the fair value of the net assets acquired has been recognized as goodwill, which represents the expected future benefits arising from the assembled workforce and other synergies attributable to cost savings opportunities. We have recognized $59.9 million of goodwill as a result of the acquisition, all of which has been assigned to the Healthcare segment. None of this goodwill will be deductible for tax purposes.
The amounts in the table below represent our final fair value estimates related to the Geneva acquisition as of March 1, 2019. Measurement period adjustments recorded during 2019 consisted primarily of decreasing additional consideration by $2.2 million and increasing net deferred tax assets by $2.9 million. We finalized our fair value estimates related to the Geneva acquisition during the three months ended December 31, 2019.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except years)	March 1, 2019	Weighted Average Life (Years)
Fair value of assets acquired:
Cash and cash equivalents	$1,376
Healthcare accounts receivable	1,500
Prepaid expenses and other current assets	234
Identifiable intangible assets:
Customer relationships	3,500	12
Technology	8,900	7
Trade names	2,500	15
Total identifiable intangible assets	14,900
Deferred tax assets	1,013
Total assets acquired	19,023
Fair value of liabilities assumed:
Accounts payable	215
Accrued liabilities	872
Total liabilities assumed	1,087

Total identifiable net assets	17,936
Goodwill	59,944
Net assets acquired	$77,880

We have incurred $1.4 million of acquisition related costs associated with Geneva for the year ended December 31, 2019. The revenues and income of Geneva for periods prior to our acquisition and for the period from the acquistion date through December 31, 2019 were immaterial to our consolidated operating results.
ActiveCare
On October 2, 2018, we acquired, through our subsidiary Telcare Medical Supply, LLC, certain assets of ActiveCare, Inc. (“ActiveCare”) for $3.8 million in cash. The purchase price also included a potential earn-out payment of $2.0 million, which is contingent on the achievement of certain revenue targets by November 1, 2020. We accounted for the transaction as a business combination, and as such, all assets acquired were recorded at their estimated fair values. The acquired net assets primarily consisted of customer relationships and software developed by ActiveCare. The earn-out was assigned no value as of the acquisition date as it was and is currently not probable of achievement. The excess of the fair value of the purchase price over the fair value of the net assets acquired has been recognized as goodwill, has been assigned to the Corporate and Other category and will be deductible for tax purposes. We finalized our fair value estimates related to the ActiveCare acquisition during the three months ended March 31, 2019, and there were no changes to the amounts initially recorded. The transaction costs related to this acquisition and revenues and income of ActiveCare prior to our acquisition were all immaterial.
LifeWatch AG
On July 12, 2017, we acquired, through our wholly owned subsidiary Cardiac Monitoring Holding Company, LLC, approximately 97.0% of the outstanding shares of LifeWatch AG for aggregate consideration of 3,615,840 shares of BioTelemetry common stock with a fair value of $116.8 million and

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

cash in the amount of $165.8 million. On that date, we acquired control of LifeWatch and began consolidating its financial statements.
Through December 31, 2017, we purchased 343,525 additional shares of LifeWatch for cash consideration of $4.8 million and the issuance of 19,806 shares with a fair value of $0.6 million. We acquired the remaining untendered LifeWatch shares pursuant to a squeeze-out procedure in accordance with Swiss law and takeover regulations related to the offering occurring in early January 2018, with the settlement of $2.9 million in cash, which was recorded as a component of accrued liabilities in our consolidated balance sheets, and 58,786 shares of our common stock with a fair market value of $2.0 million, which was recorded as a component of paid-in capital in our consolidated balance sheets, both as of December 31, 2017. As of December 31, 2017, we owned 100% of LifeWatch.
Also on July 12, 2017, in connection with the closing of the acquisition of LifeWatch, and refinancing of our existing debt, we entered into a credit agreement with SunTrust Bank, as a lender and an agent for the lenders (the “Lenders”) (together, the “SunTrust Credit Agreement”). For more information regarding the financing of this acquisition, please refer to “Note 11. Credit Agreement.”
The acquisition of LifeWatch strengthens our position as the leader in remote medical technology, creating the foremost connected health platform, significantly enhancing our ability to improve quality of life and reduce cost of care. We accounted for the transaction as a business combination, and as such, all assets acquired and liabilities assumed were recorded at their estimated fair values. The excess of the fair value of the purchase price over the fair value of the net assets acquired has been recognized as goodwill, which represents the expected future benefits arising from the assembled workforce and other synergies attributable to cost savings opportunities. We recognized $198.8 million of goodwill as a result of the acquisition, all of which has been assigned to the Healthcare segment. None of this goodwill will be deductible for tax purposes.
We finalized our estimates related to the LifeWatch acquisition by July 12, 2018. The measurement period adjustments recorded in 2018 were primarily due to a $5.7 million adjustment to increase accrued liabilities related to the ZTech legal matter (see “Note 19. Legal Proceedings” for details) and an $8.9 million increase to other long-term liabilities.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except years)	July 12, 2017	Weighted Average Life (Years)
Fair value of assets acquired:
Cash and cash equivalents	$4,303
Healthcare accounts receivable	10,089
Inventory	1,136
Prepaid expenses and other current assets	3,798
Property and equipment	27,507
Other assets	713
Identifiable intangible assets:
Customer relationships	126,800	10
Technology	3,217	3
Total identifiable intangible assets	130,017
Total assets acquired	177,563
Fair value of liabilities assumed:
Accounts payable	10,292
Accrued liabilities	15,579
Current portion of capital lease obligations	4,664
Current portion of long-term debt	3,027
Long-term capital lease obligations	3,420
Deferred tax liabilities	14,465
Other long-term liabilities	32,364
Total liabilities assumed	83,811

Total identifiable net assets	93,752
Fair value of noncontrolling interest	(9,961)
Goodwill	198,783
Net assets acquired	$282,574

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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pro forma financial information for the year ended December 31, 2017 is summarized as follows:

Year Ended December 31,
(pro forma, unaudited, in thousands, except per share amounts)	2017
Revenue	$349,900
Net loss	(1,800)
Net loss per common share:
Basic	$(0.05)
Diluted	$(0.05)
Weighted average number of common shares outstanding:
Basic	34,022
Diluted	34,022

5. Inventory
Inventory consists of the following:

	December 31,
(in thousands)	2019	2018
Raw materials and supplies	$4,429	$3,667
Finished goods	1,309	3,656
Total inventory	$5,738	$7,323

6. Fair Value Measurements
We have determined that our long-term debt, classified as Level 2, has a fair value consistent with its carrying value, exclusive of debt discount and deferred charges, of $194.7 million and $198.5 million as of December 31, 2019 and 2018, respectively.
Acquisition-related contingent consideration represents our contingent payment obligations related to our acquisitions and is measured at fair value, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of acquisition-related contingent consideration uses assumptions we believe would be made by a market participant. We assess these estimates on an ongoing basis as additional data impacting the assumptions is obtained. The balances of the fair value of acquisition-related contingent consideration are recognized within other long-term liabilities on our consolidated balance sheets. Changes in the fair value of the acquisition-related contingent consideration, after the final determination as of the acquistion date, resulting from changes in the variables used to compute the fair value, are recorded in other charges in the consolidated statements of operations.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table provides a reconciliation of the beginning and ending balances of acquisition-related contingent consideration:

	Year Ended December 31,
(in thousands)	2019	2018
Beginning balance	$—	$700
Additional acquisition-related contingent consideration	13,170	—
Changes in fair value of contingent consideration	(230)	(700)
Ending balance	$12,940	$—

In conjunction with the Geneva acquisition, we recognized $13.2 million of acquisition-related contingent consideration on March 1, 2019 as a component of other long-term liabilities as the contingency will be finalized after the third anniversary of the closing date. There was no value assigned to the acquisition-related contingent consideration related to the ActiveCare acquisition as the achievement of the contingency was not probable as of December 31, 2019 and 2018.
The estimated fair value of the acquisition-related contingent consideration related to the Geneva acquisition was estimated using a Monte Carlo simulation, that considered numerous variables, including estimated projected revenues, future stock price, discount rates and discounts for lack of marketability of common stock. These estimates are subject to a significant level of judgment.
During 2018, the fair value of the contingent consideration decreased $0.7 million, as it was no longer probable that certain of the contingencies related to the Telcare acquisition would be met.

7. Property and Equipment
Property and equipment consists of the following:

	Estimated Useful Life (Years)	December 31,
(in thousands, except years)		2019	2018
Cardiac monitoring devices, device parts and components	3 - 5	$87,431	$76,088
Computers and purchased software	3 - 5	18,756	16,800
Equipment, tools and molds	3 - 5	6,492	6,441
Furniture, fixtures and other	5 - 7	4,582	3,805
Leasehold improvements	*	7,714	5,877
Equipment under finance leases	*	7,500	6,568
Total property and equipment, at cost		132,475	115,579
Less accumulated depreciation		(76,095)	(67,202)
Total property and equipment, net		$56,380	$48,377
* shorter of useful life or term of lease

Depreciation expense associated with property and equipment, inclusive of amortization of assets recorded under finance leases, was $24.7 million, $23.0 million and $18.3 million, for the years ended December 31, 2019, 2018 and 2017, respectively.
During the year ended December 31, 2017, considering the LifeWatch integration and forward-looking integration plans, we determined that certain software was no longer going to be used and was

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

therefore impaired, resulting in $1.1 million of impairment charges included within the Corporate and Other category as a component of the other charges line in our consolidated statements of operations. There were no fixed asset impairments for the years ended December 31, 2019 and 2018.

8. Goodwill and Intangible Assets
Goodwill was recognized at the time of our acquisitions. The following table presents the carrying amount of goodwill allocated to our reportable segments, as well as the changes to goodwill during the years ended December 31, 2019 and 2018:

	Reporting Segment		Corporate and Other
(in thousands)	Healthcare	Research		Total
Balance at December 31, 2017	$198,273	$16,293	$8,539	$223,105
Initial goodwill acquired	—	—	475	475
Measurement period adjustments	15,234	—	—	15,234
Balance at December 31, 2018	213,507	16,293	9,014	238,814
Initial goodwill acquired	62,516	—	—	62,516
Currency translation	(9)	—	—	(9)
Balance at December 31, 2019	$276,014	$16,293	$9,014	$301,321

The goodwill acquired and the measurement period adjustments in the Healthcare segment are primarily due to the ADEA, Geneva and LifeWatch acquisitions; Research segment goodwill relates to the 2016 VirtualScopics acquisition; the Corporate and Other category goodwill primarily represents our 2018 ActiveCare acquisition and our 2016 Telcare and ePatch acquisitions. Refer to “Note 4. Acquisitions” above for details related to the Geneva and LifeWatch measurement period adjustments.
At December 31, 2019, 2018 and 2017, we performed our required annual impairment test of goodwill. Based on these impairment tests, we determined that there were no goodwill impairments. The carrying amount of our goodwill as of December 31, 2019 and 2018 was $301.3 million and $238.8 million, respectively.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The gross carrying amounts and accumulated amortization of our intangible assets as of December 31, 2019 and 2018 are as follows:

	Weighted Average Life (Years)	December 31,
(in thousands, except years)		2019	2018
Gross Carrying Value
Customer relationships	10.3	$149,420	$146,200
Technology including internally developed software	6.7	21,892	18,078
Backlog	4.0	3,100	6,860
Trade names	15.0	2,500	—
Covenants not to compete	4.7	424	1,040
Total intangible assets, gross		177,336	172,178
Accumulated Amortization
Customer relationships		(38,270)	(24,870)
Technology including internally developed software		(6,153)	(10,879)
Backlog		(2,842)	(5,827)
Trade names		(138)	—
Covenants not to compete		(337)	(949)
Total accumulated amortization		(47,740)	(42,525)
Total intangible assets, net		$129,596	$129,653

During the year ended December 31, 2019, we wrote off certain fully amortized intangible assets, primarily technology and backlog, and incurred an immaterial amount of foreign currency translation impact related to the customer relationships and covenants not to compete related to the BioTel Europe acquisition.
The estimated amortization expense for finite-lived intangible assets for the next five years and thereafter is summarized as follows at December 31, 2019:

(in thousands)
2020	$18,290
2021	17,925
2022	17,417
2023	16,959
2024	16,427
Thereafter	42,578
Total estimated amortization	$129,596

Amortization expense for the years ended December 31, 2019, 2018 and 2017 was $18.3 million, $17.2 million and $10.2 million, respectively. The 2017 amortization expense excludes impairment charges of $3.0 million related to indefinite-lived trade names and $8.0 million related to developed technology and customer relationships. See “Note 13. Other Charges” below. There were no intangible asset impairments for the years ended December 31, 2019 and 2018.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Equity Method Investments
On October 31, 2018, we acquired an ownership interest in ADEA for approximately $0.9 million. This investment was accounted for under the equity method. During the second quarter of 2019, we acquired all of the remaining outstanding equity of ADEA. In conjunction with this step acquisition, we derecognized our equity method investment in ADEA and recognized the fair value of the assets acquired and liabilities assumed related to ADEA in our consolidated financial statements. For more information, see “Note 4. Acquisitions.”
In December 2015, we acquired an ownership interest in Wellbridge Health, Inc. (“Wellbridge”). The investment is accounted for under the equity method. Our Chief Executive Officer sits on Wellbridge’s board of directors, and therefore, Wellbridge is considered a related party. There were no material related-party transactions between the parties during the years ended December 31, 2019, 2018 and 2017. As of December 31, 2019, our investment in Wellbridge represented 32.2% of their outstanding stock.
During the fourth quarter of 2019, as part of our review of Wellbridge’s financial results, their forward-looking business plan and outlook, we determined that there was an other-than-temporary impairment of our investment. As a result, we recorded a non-cash impairment charge of $1.0 million to write-off the carrying value of our investment. This charge is included as a component of loss on equity method investments in our consolidated statement of operations for the year ended December 31, 2019.
A summary of our investments, recorded as a component of other assets in our consolidated balance sheets, is as follows:

	Year Ended December 31,
(in thousands)	2019	2018
Beginning balance	$2,044	$1,431
Capital contributions	—	859
Derecognition of ADEA investment	(746)	—
Loss on equity method investments	(1,298)	(246)
Ending balance	$—	$2,044

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Accrued Liabilities
Accrued liabilities consists of the following:

	December 31,
(in thousands)	2019	2018
Compensation	$13,167	$13,443
Right-of-use liabilities - operating leases	5,187	—
Professional fees	4,128	4,260
Contract liabilities	1,584	3,080
Non-income taxes	427	906
Interest	569	702
Operating costs	637	1,095
Other	1,619	1,203
Total	$27,318	$24,689

11. Credit Agreement
2017 SunTrust Credit Agreement
Concurrent with the acquisition of LifeWatch discussed in “Note 4. Acquisitions” above, we entered into the SunTrust Credit Agreement. Pursuant to the SunTrust Credit Agreement, the Lenders agreed to make loans to us as follows: (i) a term loan in an aggregate principal amount equal to $205.0 million; and (ii) a $50.0 million revolving credit facility for ongoing working capital purposes. The proceeds of the loans were used to pay our prior GE Credit Agreement of $24.9 million and acquired LifeWatch debt of $3.0 million, pay a portion of the consideration for the acquisition of LifeWatch and pay related transaction fees and expenses of the acquisition of LifeWatch.
The loans bear interest at an annual rate, at our election, of (i) with respect to LIBOR rate loans, LIBOR plus the applicable margin and (ii) with respect to base rate loans, the Base Rate (the “prime rate” as published in the Wall Street Journal plus the applicable margin). The applicable margin for both LIBOR and Base Rate loans is determined by reference to our Consolidated Total Net Leverage Ratio, as defined in the SunTrust Credit Agreement. As of December 31, 2019, the applicable margin is 1.50% for LIBOR loans and 0.50% for base rate loans.
The outstanding principal of the loan is scheduled, in accordance with the SunTrust Credit Agreement, to be paid as follows:

•	Beginning January 1, 2018, the principal amount of the term loan will be repaid, on a quarterly basis, in installments of approximately $0.5 million, plus accrued interest;

•	Beginning January 1, 2019, the principal amount of the term loan will be repaid, on a quarterly basis, in installments of approximately $1.3 million, plus accrued interest;

•	Beginning January 1, 2020, the principal amount of the term loan will be repaid, on a quarterly basis, in installments of approximately $3.8 million, plus accrued interest;

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

•	Beginning January 1, 2021, the principal amount of the term loan will be repaid, on a quarterly basis, in installments of approximately $5.1 million, plus accrued interest;

•	The remaining principal balance is scheduled to be repaid on or before July 12, 2022 (or such earlier date upon an acceleration of the loans by Lenders upon an event of default or by our termination).
The loans are secured by substantially all of our assets and by a pledge of our capital stock as well as a pledge of 65% of the capital stock of our first tier material foreign subsidiaries, including 65% of the capital stock we own of LifeWatch.
The carrying amount of the term loan was $194.7 million as of December 31, 2019, which is the principal amount outstanding, net of $3.2 million of unamortized deferred financing costs to be amortized over the remaining term of the credit facility. The revolving credit facility is subject to an unused commitment fee, which is determined by reference to the our Consolidated Total Net Leverage Ratio, as defined in the SunTrust Credit Agreement. Our unused commitment fee as of December 31, 2019 was 0.2% and the revolving credit facility remains undrawn as of that date.
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
Covenants
The SunTrust Credit Agreement contains affirmative and financial covenants regarding the operations of our business and certain negative covenants that, among other things, limit our ability to incur additional indebtedness, grant certain liens, make certain investments, merge or consolidate, make certain restricted payments and engage in certain asset dispositions, including a sale of all, or substantially all, of our property. As of December 31, 2019, we were in compliance with our covenants.
Debt Extinguishment
In connection with the SunTrust Credit Agreement in 2017, we paid the $24.9 million outstanding indebtedness under the Credit Agreement between BioTelemetry and HFS, previously GE Capital, as agent for the lenders, and as a lender, and we terminated the GE Credit Agreement. We wrote‑off the unamortized deferred financing fees related to the GE Credit Agreement of $0.5 million, which is included in loss on extinguishment of debt in our consolidated statements of operations for the year ended December 31, 2017.
Amendment
On January 27, 2020, we amended our SunTrust Credit Agreement; see “Note 21. Subsequent Event” for further information. As a result of this amendment, as of December 31, 2019, in accordance with applicable U.S. GAAP, we have reclassified our debt as long-term, with the exception of the portion that has been paid prior to the issuance of this report.

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
The components of our lease expense under ASC 842 are as follows:

(in thousands)	Year Ended December 31, 2019
Operating lease cost:
Operating lease cost	$5,828
Short-term lease cost	299
Total operating lease cost	6,127

Finance lease cost:
Amortization of right-of-use asset	2,073
Interest on lease liabilities	58
Total finance lease cost	2,131

Total lease cost	$8,258

Rent expense under ASC 840, Leases was $6.3 million and $5.8 million for the years ended December 31, 2018 and 2017, respectively.
Supplemental balance sheet information related to leases as of December 31, 2019 is as follows:

(in thousands, except percentage and years)	Operating Leases	Finance Leases
Property and equipment, net	$—	$493
Other assets	16,400	—
Total right-of-use assets	16,400	493

Accrued liabilities	5,187	—
Current portion of finance lease obligations	—	394
Long-term portion of finance lease obligations	—	289
Other long-term liabilities	14,029	—
Total lease obligations	$19,216	$683

Weighted average remaining lease term (years)	5.0	1.9
Weighted average discount rate	4.4%	4.5%

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Future maturities of lease liabilities as of December 31, 2019 are as follows:

(in thousands)	Operating Leases	Finance Leases
2020	$5,926	$412
2021	4,423	191
2022	3,058	94
2023	2,268	—
2024	1,967	—
Thereafter	3,839	—
Total minimum lease payments	21,481	697
Less imputed interest	(2,265)	(14)
Present value of lease liabilities	$19,216	$683

Supplemental cash flow information related to leases is as follows:

(in thousands)	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(6,026)
Operating cash flows from finance leases	(58)
Financing cash flows from finance leases	(1,909)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	21,244
Finance leases	787

See “Note 2. Summary of Significant Accounting Policies; (w) Recent Accounting Pronouncements; Accounting Pronouncements Recently Adopted” for further discussion regarding the transition from ASC 840 to ASC 842 effective January 1, 2019.

13. Other Charges
We account for expenses associated with our acquisitions and activity associated with certain ongoing litigation as other charges as incurred. These expenses were primarily a result of activities surrounding our acquisitions and legal fees related to patent litigation in which we are the plaintiff. Integration costs are primarily due to employee-related costs. Other charges are costs that are not considered necessary to the ongoing business operations. A summary of these expenses is as follows:

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
(in thousands)	2019	2018	2017
Asset impairment charges	$—	$—	$12,045
Acquisition and integration costs	4,863	10,089	18,656
Information technology incident costs	2,992	—	—
Reserve for note receivable	—	1,793	—
Change in fair value of acquisition-related contingent consideration	(230)	(700)	(2,605)
Patent and other litigation	7,019	2,583	1,185
Other costs	360	894	2,155
Total	$15,004	$14,659	$31,436

During our intangible asset impairment testing for the year ended December 31, 2017, considering the LifeWatch integration and forward-looking integration plans, we determined that certain trade names and certain internally developed software were no longer going to be used and were therefore impaired, resulting in impairment charges included within the Corporate and Other category. There were no other asset impairments for the year ended December 31, 2017, and no intangible asset impairments for the years ended December 31, 2019 and 2018. See “Note 8. Goodwill and Intangible Assets” above.
In October 2019, we detected suspicious activity on our information technology network. As part of our comprehensive response plan, we immediately took certain systems offline to contain the activity and engaged an outside forensics team to conduct an independent investigation. As a result of the information technology incident, we incurred approximately $3.0 million of direct expenses in the fourth quarter of 2019.
In 2018, we recorded a reserve for a note receivable with a bankrupt customer.
For the year ended December 31, 2019, the change in fair value of acquisition-related contingent consideration relates to our Geneva acquisition. For the year ended December 31, 2018 , the change relates to our Telcare acquisition, while the change for the year ended December 31, 2017 relates to both our Telcare and ePatch acquisitions.

14. Equity
Common Stock
As of December 31, 2019 and 2018, we were authorized to issue 200,000,000 shares of common stock. As of December 31, 2019 and 2018, we had 34,023,053 and 33,406,364 shares issued and outstanding, respectively.
Preferred Stock
As of December 31, 2019, we were authorized to issue 10,000,000 shares of preferred stock. As of December 31, 2019, we maintained an unregistered blank check preferred stock class, and no shares were authorized. As of December 31, 2019 and 2018, there were no shares of preferred stock issued or outstanding.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
2017 Omnibus Incentive Plan
On May 11, 2017, our stockholders approved the OIP, which replaced the 2008 Plan, with 3,000,000 shares reserved for issuance. Stock options, RSUs, PSUs and PSOs have been granted under the OIP. Under the terms of the OIP, any cancellation, forfeiture or expiry of equity awards granted under the 2008 Plan roll into the availability under the OIP. There were 1,952,041 shares available for grant under the OIP as of December 31, 2019.
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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock option and PSO activity is summarized for the years ended December 31, 2019, 2018 and 2017 as follows:

Stock Options	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2016	3,568,434	$7.82
Granted	543,881	31.12
Forfeited	(154,510)	16.22
Exercised	(383,366)	9.91
Outstanding as of December 31, 2017	3,574,439	$10.78
Granted	387,306	43.82
Forfeited	(114,769)	30.64
Exercised	(1,185,694)	8.08
Outstanding as of December 31, 2018	2,661,282	$15.94
Granted	367,142	63.27
Forfeited	(71,534)	31.61
Exercised	(265,831)	8.94
Outstanding as of December 31, 2019	2,691,059	$22.67	5.7	$72,621
Exercisable as of December 31, 2019	1,852,025	$10.92	4.4	$66,165
Expected to vest as of December 31, 2019	761,428	$48.62	8.5	$5,858

Performance Stock Options	Number of PSOs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2016	200,000	$19.89
Granted	—	—
Forfeited	—	—
Exercised	(50,000)	18.33
Outstanding as of December 31, 2017	150,000	$20.41
Granted	—	—
Forfeited	—	—
Exercised	(15,000)	18.33
Outstanding as of December 31, 2018	135,000	$20.64
Granted	—	—
Forfeited	—	—
Exercised	(105,000)	20.41
Outstanding as of December 31, 2019	30,000	$21.45	7.0	$746
Exercisable as of December 31, 2019	30,000	$21.45	7.0	$746

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The PSOs met their performance criteria, vested, and were priced as follows:

Performance Achievement Date	Number of Shares	Weighted Average Exercise Price
October 4, 2016	100,000	$18.33
January 13, 2017	100,000	$21.45

A summary of total outstanding stock options and PSOs as of December 31, 2019 is as follows:

	Stock Options & PSOs Outstanding			Stock Options & PSOs Exercisable
Range of Exercise Prices	Number of Stock Options & PSOs Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Stock Options & PSOs Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price
$2.22 - $10.00	1,248,361	3.4	$5.23	1,246,486	3.4	$5.22
$10.01 - $25.00	529,091	6.1	16.26	439,160	5.9	15.25
$25.01 - $40.00	519,798	8.1	34.46	167,129	7.8	33.93
$40.01 - $70.00	136,000	9.2	53.79	11,250	8.7	58.99
$70.01 - $76.01	287,809	9.1	73.99	18,000	8.9	73.62
$2.22 - $76.01	2,721,059	5.7	$22.66	1,882,025	4.5	$11.08

The table below summarizes certain additional information with respect to our stock options:

	Year Ended December 31,
(in thousands, except per option amounts)	2019	2018	2017
Aggregate intrinsic value of stock options exercised during the year	$19,062	$49,188	$7,562
Cash received from the exercise of stock options	4,519	9,855	4,714
Weighted average grant date fair value per option	$36.52	$25.96	$18.05

The total compensation cost of options granted but not yet vested at December 31, 2019 was $19.8 million, which is expected to be recognized over a weighted average period of approximately three years.
The weighted average of the assumptions used to determine the fair value of stock options at the date of grant is as follows:

	Year Ended December 31,
	2019	2018	2017
Expected volatility	54.9%	55.2%	59.2%
Expected term (in years)	7.2	7.4	7.3
Risk-free interest rate	2.30%	2.78%	2.08%
Expected dividends	0.0%	0.0%	0.0%

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

RSU and PSU activity is summarized for the years ended December 31, 2019, 2018 and 2017 as follows:

	Restricted Stock Units		Performance Stock Units
	Number of RSUs	Weighted Average Grant Date Fair Value	Number of PSUs	Weighted Average Grant Date Fair Value
Units outstanding as of December 31, 2016	592,349	$9.86	132,992	$8.68
Granted	117,614	25.98	—	—
Forfeited	(48,974)	13.57	(132,992)	8.68
Vested	(193,860)	9.31	—	—
Units outstanding as of December 31, 2017	467,129	$13.76	—	$—
Granted	128,860	35.14	88,345	37.79
Forfeited	(12,466)	22.88	(1,236)	37.79
Vested	(224,840)	12.02	—	—
Units outstanding as of December 31, 2018	358,683	$22.22	87,109	$37.79
Granted	109,998	59.16	34,088	86.29
Forfeited	(24,965)	33.24	(31,177)	40.95
Vested	(173,664)	13.73	—	—
Units outstanding as of December 31, 2019	270,052	$41.70	90,020	$55.06

Consistent with 2018, during 2019, we granted awards to certain participants in the form of PSUs. These PSUs will vest at the end of a three-year performance period only if specific financial performance metrics are met, and the vested shares will then be modified based on relative total shareholder return. The 34,088 2019 PSUs were granted at “target” levels; however, for share pool purposes, we have reserved an additional 34,088 shares in the event that the combined financial performance and market conditions achieve maximum levels. For the 2018 and 2019 PSUs combined, we have 90,020 shares reserved as of December 31, 2019 in the event that actual results exceed “target” levels. For the year ended months ended December 31, 2019, stock-based compensation expense related to these PSUs was recognized in accordance with ASC 718 for both employees and non-employees, as amended by the adoption of ASU 2018-07. As of December 31, 2019, none of the PSUs granted in 2018 or 2019 have vested.
In addition, a summary of total outstanding RSUs and PSUs as of December 31, 2019 is as follows:

Range of Grant Date Fair Value	RSUs Outstanding	PSUs Outstanding*
$24.65 - $31.50	83,827	—
$31.51 - $44.16	108,508	57,963
$44.17 - $76.01	77,717	—
$76.02 - $86.29	—	32,057
$24.65 - $86.29	270,052	90,020

* See “Note 2. Summary of Significant Accounting Policies; q) Stock-Based Compensation” for discussion regarding the fair value of our PSUs.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Additional information about our RSUs and PSUs is summarized as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Aggregate market value of RSUs vested during the year	$12,833	$7,940	$4,768

The total compensation cost of RSUs and PSUs granted but not yet vested, inclusive of the PSUs for which vesting has been deemed probable at December 31, 2019, was $7.8 million, which is expected to be recognized over a weighted average period of approximately two years. Additionally, there were 588,359 RSUs vested but not released at December 31, 2019.
Employee Stock Purchase Plan
In May 2017, the stockholders approved the BioTelemetry, Inc. 2017 Employee Stock Purchase Plan (“2017 ESPP”), with 500,000 shares reserved for issuance, which replaced the 2008 Employee Stock Purchase Plan. Substantially all of our employees are eligible to participate in the 2017 ESPP. Under the 2017 ESPP, each participant may purchase option value of our shares, through payroll deductions, not to exceed $25,000 of grant date fair value in a calendar year. The purchase price per share is equal to the lower of 85% of the closing market price on the first day of the offering period, or 85% of the closing market price on the day of purchase. Proceeds received from the issuance of shares are credited to stockholders’ equity in the period that the shares are issued. Purchases under the 2017 ESPP are made in March and September. In 2019, an aggregate of 98,425 shares were purchased in accordance with the 2017 ESPP. Net proceeds from the issuance of shares of common stock under the 2017 ESPP for the year ended December 31, 2019 were $3.1 million. At December 31, 2019, 232,671 shares remain available for purchase under the 2017 ESPP.
Our aggregate stock-based compensation expense is summarized as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Stock options	$7,307	$4,550	$3,183
Performance stock options	—	—	1,534
Restricted stock units	3,719	3,052	2,273
Performance stock units	867	589	—
Employee stock purchase plan	1,483	1,070	690
Total stock-based compensation expense	$13,376	$9,261	$7,680

For the years ended December 31, 2019, 2018 and 2017, we recognized $5.0 million, $11.6 million and $1.5 million, respectively, of tax benefit from stock options exercised during the period as a component of our (provision for)/benefit from income taxes.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Employee Benefit Plan
We sponsor a 401(k) Retirement Savings Plan (the “401k Plan”) for all eligible employees who meet certain requirements. Participants may contribute, on a pre-tax basis, up to the maximum allowable amount pursuant to Section 401(k) of the Internal Revenue Code (“IRC”). The plan also includes a Roth feature, allowing after-tax contributions, up to the maximum allowable amount pursuant to Section 401(k) of the IRC. The 401k Plan allows for an employer matching contribution of 100% of the first 3% of the employees’ salary, and 50% of the next 2% of the employees’ salary. For the years ended December 31, 2019, 2018 and 2017, we contributed $4.1 million, $3.5 million and $2.6 million, respectively. Employer contributions vest immediately.

17. Income Taxes
The components of our (provision for)/benefit from income taxes are summarized as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Current:
Federal	$(178)	$—	$(273)
State	(1,397)	(27)	(424)
Foreign	(924)	(1,897)	—
Total (provision for) income taxes	(2,499)	(1,924)	(697)
Deferred:
Federal	(5,237)	875	(4,353)
State	(2,243)	690	151
Foreign	95	729	(1,848)
Total deferred (provision for)/benefit from income taxes	(7,385)	2,294	(6,050)
Total (provision for)/benefit from income taxes	$(9,884)	$370	$(6,747)

Reconciliations between expected income taxes computed at the federal statutory rate for each of the years ended December 31, 2019, 2018 and 2017, and the (provision for)/benefit from income taxes is as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Income tax (provision)/benefit at statutory rate	$(8,342)	$(8,716)	$3,638
Permanent difference	2,532	9,127	392
(Increase)/decrease in valuation allowance	(1,305)	714	(976)
State income tax, net of federal benefit	(1,532)	240	(213)
Deferred tax asset adjustments	826	208	(485)
Unrecognized tax benefit	(831)	(1,547)	—
Foreign rate differential	12	(36)	(1,107)
Tax Reform impact	—	—	(8,048)
Rate change impact	(814)	366	36
Other	(430)	14	16
(Provision for)/benefit from income taxes	$(9,884)	$370	$(6,747)

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the years ended December 31, 2019, 2018 and 2017, we recognized $5.0 million, $11.6 million and $1.5 million, respectively, of tax benefit from stock options exercised during the period as a component of our (provision for)/benefit from income taxes.
At December 31, 2019, we had federal net operating loss carryforwards of approximately $146.9 million to offset future federal taxable income expiring in various years starting in 2023 through 2037. At December 31, 2019, we had state net operating loss carryforwards of $73.7 million, which expire in various years starting in 2020 through 2039. We also had $121.1 million of foreign net operating loss carryforwards, which expire in various years starting in 2020 through 2026. We have recorded a valuation allowance against a portion of our foreign and state net operating losses.
The timing and manner in which we can utilize our net operating loss carryforwards and future income tax deductions in any year may be limited. Section 382 of the IRC (“Section 382”) imposes limitations on a corporation’s ability to utilize net operating losses if it experiences an “ownership change.” Section 382 imposes similar limitations on other tax attributes such as research and development credits. Currently, a portion of our loss carryforwards is limited under Section 382 and therefore, is not included in the total net operating losses disclosed above.
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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The significant components of our deferred taxes are as follows:

	December 31,
(in thousands)	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$33,692	$33,803
Allowance for doubtful accounts	8,107	6,526
Non-deductible accruals	2,427	4,980
Operating lease obligations	4,842	—
Stock based compensation expense	4,191	3,337
Transaction costs	2,030	2,186
Research and development and AMT credit carryforwards	275	1,092
Deferred revenue and deferred rent	111	1,019
Capital loss carryforwards	2,718	2,114
Other, net	785	917
Total deferred tax assets	59,178	55,974
Less valuation allowance	(3,877)	(3,021)
Net deferred tax assets	55,301	52,953
Deferred tax liabilities:
Intangible assets	(31,463)	(29,663)
Property and equipment	(6,907)	(3,173)
Right-of-use assets	(4,132)	—
Prepaid insurance	(173)	(142)
Total deferred tax liabilities	(42,675)	(32,978)
Net deferred tax assets	$12,626	$19,975

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
The following summarizes the changes in our unrecognized tax benefits:

	Year Ended December 31,
(in thousands)	2019	2018
Unrecognized tax benefits at the beginning of the year	$52,832	$39,710
Additions to unrecognized tax benefits related to current year	—	—
Additions to unrecognized tax benefits related to prior years	2,446	13,122
Unrecognized tax benefits at the end of the year	$55,278	$52,832

As of December 31, 2019 and 2018, we have recorded a net reserve of $34.8 million and $31.3 million, respectively, for unrecognized tax benefits as a component of other long-term liabilities within our consolidated balance sheets. In addition, a portion of the unrecognized tax benefits is presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. As of December 31, 2019, a total of $34.8 million of unrecognized tax benefits, if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits on the (provision for)/benefit from income taxes line in the accompanying consolidated statements of operations. As of December 31, 2019, our accrued interest associated with our liability for unrecognized tax benefits was $2.7 million. In addition, we have not recorded any penalties on our uncertain tax positions for each of the years ended December 31, 2019 and 2018.
It is reasonably possible that a portion of these unrecognized tax benefits could be resolved within the next twelve months that may result in a decrease in our effective tax rate.

18. Segment Information
We operate under two reportable segments: Healthcare and Research. The Healthcare segment is focused on remote cardiac monitoring to identify cardiac arrhythmias or heart rhythm disorders and to monitor the functionality of implantable cardiac devices. We offer cardiologists, electrophysiologists, neurologists and primary care physicians a full spectrum of solutions, which provides them with a single source of remote cardiac monitoring services. These services include MCT, event, traditional Holter, extended Holter, Pacemaker, INR, ILR and other implantable cardiac device monitoring. The majority of our Healthcare revenue is derived from the monitoring of devices that BioTelemetry has developed, manufactured and marketed. The Research segment is engaged in centralized core laboratory services providing cardiac monitoring, imaging services, scientific consulting and data management services for drug and medical device trials. During the first quarter of 2018, as part of the LifeWatch integration, our forward-looking integration and rebranding plans, as well as re-evaluating the significance and materiality of our segments, we aggregated our Technology operating segment into our Corporate and Other category. Included in our Corporate and Other category is the manufacturing, testing and marketing of cardiac and blood glucose monitoring devices to medical companies, clinics and hospitals and corporate overhead and other items not allocated to any of our reportable segments.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Expenses that can be specifically identified with a segment have been included as deductions in determining pre-tax segment income/(loss). Any remaining expenses including integration, restructuring and other charges, as well as the elimination of costs associated with intercompany revenue, are included in our Corporate and Other category. Also included in our Corporate and Other category is our net interest expense, other financing expenses, and income taxes. We do not allocate assets to the individual segments.

	Year Ended December 31, 2019
	Reporting Segment		Corporate and Other	Consolidated
(in thousands)	Healthcare	Research
Revenue	$372,014	$54,450	$12,643	$439,107
Gross profit	251,114	20,164	2,996	274,274
Income/(loss) before income taxes	122,829	4,653	(87,754)	39,728
Depreciation and amortization	34,972	4,047	3,957	42,976
Capital expenditures	25,543	3,591	1,573	30,707

	Year Ended December 31, 2018
	Reporting Segment		Corporate and Other	Consolidated
(in thousands)	Healthcare	Research
Revenue	$338,812	$50,561	$10,099	$399,472
Gross profit	220,883	21,603	8,000	250,486
Income/(loss) before income taxes	98,135	6,228	(62,859)	41,504
Depreciation and amortization	33,119	3,723	3,326	40,168
Capital expenditures	20,258	3,272	1,107	24,637

	Year Ended December 31, 2017
	Reporting Segment		Corporate and Other	Consolidated
(reclassified, in thousands)	Healthcare	Research
Revenue	$234,385	$38,790	$13,601	$286,776
Gross profit	153,029	15,909	3,432	172,370
Income/(loss) before income taxes	52,054	1,214	(63,664)	(10,396)
Depreciation and amortization	29,255	4,148	(4,842)	28,561
Capital expenditures	12,542	1,274	(119)	13,697

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
Mednet Settlement
In the third quarter of 2017, a settlement was reached with the selling stockholder of Mednet Healthcare Technologies, Inc., Heartcare Corporation of America, Inc., Universal Medical, Inc., and Universal Medical Laboratory, Inc. (collectively, “Mednet”), whereby 79,333 shares of BioTelemetry common stock with a fair value of $2.8 million were returned to us. These shares were part of the

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

consideration paid in the acquisition of Mednet and had been subject to certain terms and conditions set forth in the Stock Purchase Agreement (the “Mednet Agreement”). In accordance with the terms of the Mednet Agreement, we sought indemnification for alleged breaches of certain representations and warranties. Accordingly, in 2016 we recorded a $1.4 million indemnification asset. However, as a result of the settlement’s fair value exceeding the indemnification asset recorded, a gain of $1.3 million was recorded as a component of other non-operating (expense)/income, net in our consolidated statements of operations for the year ended December 31, 2017.
United States Department of Health and Human Services’ Office for Civil Rights Settlement
In 2011, we experienced the theft of two unencrypted laptop computers and, as a result, were required to provide notices under the Health Insurance Portability and Accountability Act Breach Notification Rule to the United States Department of Health and Human Services’ Office for Civil Rights (“OCR”). During the first quarter of 2017, the OCR concluded its investigation into the matter and reached a settlement agreement with us. Per the agreement, we paid the OCR $2.5 million and agreed to submit a two-year corrective action plan. We did not admit any liability or wrongdoing. As a result of the settlement, we recorded a non-operating charge of $2.5 million to other non-operating (expense)/income, net in our consolidated statements of operations for the year ended December 31, 2017.
ZTech, Inc., Biorita LLC, and the Cleveland Clinic Foundation Arbitration
In January 2017, ZTech, Inc., Biorita LLC, and the Cleveland Clinic Foundation (collectively, the “Claimants”) filed an arbitration demand against LifeWatch with the American Arbitration Association. Claimants alleged that LifeWatch violated the 2015 Stock Purchase Agreement for the purchase of FlexLife Health, Inc., a remote INR monitoring business. The demand alleged LifeWatch did not make commercially reasonable efforts to achieve certain conditions precedent and did not have a reasonable basis for terminating the business line. On May 9, 2018, the arbitration panel issued an award including accrued interest against LifeWatch in the amount of $6.0 million. The award liability, plus the accrued interest through July 12, 2017, was recorded as a measurement period adjustment related to our LifeWatch acquisition due to new facts learned that existed as of the acquisition date (see “Note 4. Acquisitions”). The interest accrued since the acquisition date of LifeWatch was recorded as a component of other non-operating (expense)/income, net within our consolidated statements of operations for the year ended December 31, 2018. The total amount of the award and accrued interest was paid in May 2018.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Quarterly Financial Data (Unaudited)
The following tables summarize the unaudited quarterly financial data for the last two fiscal years:

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Total revenue	$103,979	$111,803	$111,291	$112,034
Gross profit	64,778	70,240	69,339	69,917
Net income	11,685	8,300	8,283	1,576
Net income attributable to BioTelemetry, Inc.	11,685	8,300	8,283	1,576
Basic net income per share attributable to BioTelemetry, Inc.	$0.35	$0.25	$0.24	$0.05
Diluted net income per share attributable to BioTelemetry, Inc.	$0.32	$0.23	$0.23	$0.04

2018
Total revenue	$94,496	$101,360	$100,013	$103,603
Gross profit	58,048	65,755	62,737	63,946
Net income	5,036	10,444	16,001	10,393
Net income attributable to BioTelemetry, Inc.	5,982	10,444	16,001	10,393
Basic net income per share attributable to BioTelemetry, Inc.	$0.18	$0.32	$0.48	$0.31
Diluted net income per share attributable to BioTelemetry, Inc.	$0.17	$0.29	$0.45	$0.29

21. Subsequent Event
On January 27, 2020, we entered into an Amended and Restated Credit Agreement (the “2020 Credit Agreement”) with Truist Bank (successor to SunTrust Bank) as agent (the “Agent”) for the lenders (the “Lenders”), and as issuing bank and swingline lender, which amends the SunTrust Credit Agreement entered into by the parties on July 12, 2017.
Pursuant to the 2020 Credit Agreement, the Lenders agreed to provide us a $400.0 million senior secured revolving credit facility, which includes a $25.0 million sublimit for the issuance of standby letters of credit and a $40.0 million sublimit for swingline loans. The proceeds of the revolving facility was used to refinance indebtedness under the SunTrust Credit Agreement and to fund working capital and general corporate purposes. We may increase commitments to the revolving facility or establish new incremental term loans at any time on or before the final maturity date of the revolving facility, which is January 27, 2025. Incremental term loans under the 2020 Credit Agreement will be used to fund future acquisitions, working capital and general corporate purposes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Prior to the filing of this Annual Report on Form 10-K, an evaluation was performed under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of December 31, 2019, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the quarter ended December 31, 2019, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
The effectiveness of our internal control over financial reporting did not include the internal controls of Geneva, which were included in our consolidated financial statements for the year ended December 31, 2019, due to the timing of the acquisition. Based on the fair value of the net assets acquired on the date of acquisition, Geneva comprised 13% of total assets and 22% of net assets as of December 31, 2019.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on management’s assessment and those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
The Stockholders and the Board of Directors of BioTelemetry, Inc.

Opinion on Internal Control over Financial Reporting

We have audited BioTelemetry, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, BioTelemetry, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Geneva Healthcare Inc., which is included in the 2019 consolidated financial statements of the Company and constituted 13% and 22% of total and net assets, respectively at December 31, 2019. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Geneva Healthcare Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2019, and the related notes and schedule listed in the Index at Item 15(a) of the Company and our report dated February 27, 2020 expressed an unqualified opinion thereon.

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
February 27, 2020

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information with respect to this Item is incorporated by reference from our definitive proxy statement in connection with the 2020 Annual Meeting of Stockholders, or the Proxy Statement, unless the Proxy Statement is not filed by April 30, 2020, in which case we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.
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

Item 11. Executive Compensation
Information required by this Item is incorporated by reference from the Proxy Statement unless the Proxy Statement is not filed on or before April 30, 2020, in which case we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item is incorporated by reference from the Proxy Statement unless the Proxy Statement is not filed on or before April 30, 2020, in which case we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this Item is incorporated by reference from the Proxy Statement unless the Proxy Statement is not filed on or before April 30, 2020, in which case we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

Item 14. Principal Accountant Fees and Services
Information required by this Item is incorporated by reference from the Proxy Statement unless the Proxy Statement is not filed on or before April 30, 2020, in which case we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following financial statements, schedules and exhibits are filed as part of this Annual Report on Form 10-K

1.	Financial Statements—The Financial Statements required by this item are listed on the Index to Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

•	Schedule II—Valuation and Qualifying Accounts and Reserves; and

•	Other financial statement schedules are not included because they are not required or the information is otherwise shown in the financial statements or notes thereto.

3.	Exhibits—The exhibits listed on the accompanying Exhibit Index are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K.

(b)	See Item 15(a)(3) above.

(c)	See Item 15(a)(2) above.

Item 16. Form 10-K Summary
None.

SCHEDULE II

(in thousands)	Beginning Balance	Additions	Deductions	Ending Balance
Allowance for Doubtful Accounts
Year ended December 31, 2019	$25,613	$21,768	$(15,400)	$31,981
Year ended December 31, 2018	$16,981	$22,222	$(13,590)	$25,613
Year ended December 31, 2017	$12,863	$13,291	$(9,173)	$16,981

(in thousands)	Beginning Balance	Additions	Deductions	Ending Balance
Tax Valuation Allowance
Year ended December 31, 2019	$3,021	$856	$—	$3,877
Year ended December 31, 2018	$6,032	$—	$(3,011)	$3,021
Year ended December 31, 2017	$95	$5,937	$—	$6,032

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
2.1	Agreement and Plan of Merger, dated January 25, 2019, by and among Geneva Healthcare, Inc., BioTelemetry, Inc., Tyersall Merger Sub, Inc. and the Securityholders’ Representative Named Therein	10-Q	000-55039	2.1	April 25, 2019
3.1	Certificate of Incorporation of BioTelemetry, Inc.	10-Q	000-55039	3.1	August 8, 2017
3.2	Bylaws of BioTelemetry, Inc.	8-K	000-55039	3.2	February 28, 2019
4.1	Description of securities registered under Section 12 of the Exchange Act					†
10.1	BioTelemetry, Inc. Form of Indemnity Agreement	S-1	333-145547	10.1	August 17, 2007
10.2*	BioTelemetry, Inc. 2017 Omnibus Incentive Plan	S-8	333-218228	10.1	May 25, 2017
10.2(a)	Form of Option Award Agreement under the BioTelemetry, Inc. 2017 Omnibus Incentive Plan	10-Q	000-55039	10.2	April 27, 2018
10.2(b)	Form of Restricted Stock Unit Award Agreement under the BioTelemetry, Inc. 2017 Omnibus Incentive Plan	10-Q	000-55039	10.3	April 27, 2018
10.2(c)	Form of Performance Stock Unit Award Agreement under the BioTelemetry, Inc. 2017 Omnibus Incentive Plan	10-Q	000-55039	10.4	April 27, 2018
10.3*	BioTelemetry, Inc. 2008 Non-Employee Directors’ Stock Option Plan and Form of Stock Option Agreement thereunder	S-1	333-145547	10.4	February 28, 2008
10.4*	BioTelemetry, Inc. 2017 Employee Stock Purchase Plan	S-8	333-218228	10.2	May 25, 2017
10.5*	BioTelemetry, Inc. Compensation Program for Non-Employee Directors	10-Q	000-55039	10.1	July 31, 2019
10.6*	Employment Agreement, dated as of June 15, 2010, between CardioNet, Inc. and Joseph H. Capper	8-K	001-33993	99.2	June 18, 2010
10.7*	Employment Agreement, dated as of January 28, 2010, between CardioNet, Inc. and Heather Getz	10-K	001-33993	10.36	February 23, 2010
10.8*	Employment Agreement, dated as of December 7, 2010, between CardioNet, Inc. and Daniel Wisniewski	10-K	001-33993	10.38	February 25, 2011
10.9*	Employment Agreement, dated as of February 7, 2011, between CardioNet, Inc. and Peter Ferola	10-Q	001-33993	10.1	May 6, 2011
10.10*	Employment Agreement, dated as of July 30, 2010, between CardioNet, Inc. and Fred Anthony Broadway III	10-K	001-33993	10.26	February 22, 2013
10.11*	Employment Agreement, dated as of March 1, 2019, between BioTelemetry, Inc. and Manish Wadhwa					†

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.12*	Consulting Agreement, dated August 21, 2019, between Peter Ferola and BioTelemetry, Inc.	8-K	000-55039	10.1	August 22, 2019
10.13	Amended and Restated Credit Agreement, dated as of January 27, 2020, by and among BioTelemetry, Inc. and Truist Bank (successor to SunTrust Bank), as agent for the lenders and swingline lender					†
21	Subsidiaries of BioTelemetry, Inc.					†
23	Consent of Ernst & Young LLP					†
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended					†
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended					†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					+
101.INS	XBRL Instance Document					†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					†
101.SCH	XBRL Taxonomy Extension Schema Document					†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					†

*	Indicates a management plan or compensatory plan or arrangement.

†	Filed herewith

+	Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 27, 2020	BioTelemetry, Inc.

		By:	/s/ Joseph H. Capper
Joseph H. Capper President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph H. Capper	President and Chief Executive Officer (Principal Executive Officer); Director	February 27, 2020
Joseph H. Capper

/s/ Heather C. Getz	Executive Vice President and Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)	February 27, 2020
Heather C. Getz, CPA

/s/ Kirk E. Gorman	Chairman and Director	February 27, 2020
Kirk E. Gorman

/s/ Anthony J. Conti	Director	February 27, 2020
Anthony J. Conti

/s/ Laura Dietch	Director	February 27, 2020
Laura Dietch

/s/ Joseph A. Frick	Director	February 27, 2020
Joseph A. Frick

/s/ Colin Hill	Director	February 27, 2020
Colin Hill

/s/ Tiffany Olson	Director	February 27, 2020
Tiffany Olson

/s/ Stephan Rietiker	Director	February 27, 2020
Stephan Rietiker, M.D.

/s/ Rebecca W. Rimel	Director	February 27, 2020
Rebecca W. Rimel

/s/ Robert J. Rubin	Director	February 27, 2020
Robert J. Rubin, M.D.