Form 10-Q
period 2020-03-31
BIOTELEMETRY, INC.
filed 2020-05-06
CIK 1574774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of April 30, 2020, 34,144,802 shares of the registrant’s common stock were outstanding.

BioTelemetry, Inc.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2020

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This document includes certain forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995 regarding, among other things, our growth prospects, the prospects for our products and our confidence in our future. These statements may be identified by words such as “expect,” “anticipate,” “estimate,” “intend,” “plan,” “believe,” “promises” and other words and terms of similar meaning. Examples of forward-looking statements include statements we make regarding our ability to increase demand for our products and services, to leverage our Mobile Cardiac Outpatient Telemetry platform, to expand into new markets, to grow our market share, our expectations regarding revenue trends in our segments and the achievement of cost efficiencies through process improvement. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including important factors that could delay, divert or change any of these expectations, and could cause actual outcomes and results to differ materially from current expectations. These factors include, among other things:

•	our ability to identify acquisition candidates, acquire them on attractive terms and integrate their operations into our business;

•	our ability to educate physicians and continue to obtain prescriptions for our products and services;

•	changes to insurance coverage and reimbursement levels by Medicare and commercial payors for our products and services;

•	our ability to attract and retain talented executive management and sales personnel;

•	the commercialization of new competitive products;

•	acceptance of our new products and services, such as our mobile cardiac telemetry (“MCT”) patch;

•	the impact of the COVID-19 pandemic;

•	the impact of the October 2019 information technology incident;

•	our ability to obtain and maintain required regulatory approvals for our products, services and manufacturing facilities;

•	changes in governmental regulations and legislation;

•	adverse regulatory action;

•	our ability to obtain and maintain adequate protection of our intellectual property;

•	interruptions or delays in the telecommunications systems and/or information technology systems that we use;

•	our ability to successfully resolve outstanding legal proceedings; and

•
the other factors that are described in “Part I; Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, as well as the factors that are described in “Part II; Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as may be required by law.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements
BIOTELEMETRY, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)	(Unaudited) March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$106,845	$68,614
Healthcare accounts receivable, net of allowance for credit losses of $37,980 and $31,780, at March 31, 2020 and December 31, 2019, respectively	74,864	71,851
Other accounts receivable, net of allowance for credit losses of $548 and $201, at March 31, 2020 and December 31, 2019, respectively	18,727	15,625
Inventory	7,612	5,738
Prepaid expenses and other current assets	5,026	6,505
Total current assets	213,074	168,333
Property and equipment, net of accumulated depreciation of $75,103 and $76,095, at March 31, 2020 and December 31, 2019, respectively	58,330	56,380
Intangible assets, net	125,816	129,596
Goodwill	301,150	301,321
Deferred tax assets	8,547	12,626
Other assets	33,509	17,464
Total assets	$740,426	$685,720
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$25,339	$24,198
Accrued liabilities	23,379	27,318
Current portion of finance lease obligations	373	394
Current portion of long-term debt	—	3,844
Total current liabilities	49,091	55,754
Long-term portion of finance lease obligations	272	289
Long-term debt	227,425	190,823
Other long-term liabilities	86,640	71,937
Total liabilities	363,428	318,803
Stockholders’ equity:
Common stock—$0.001 par value as of March 31, 2020 and December 31, 2019; 200,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 34,138,516 and 34,023,053 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	34	34
Paid-in capital	457,000	453,366
Accumulated other comprehensive loss	(784)	(469)
Accumulated deficit	(79,252)	(86,014)
Total equity	376,998	366,917
Total liabilities and equity	$740,426	$685,720
See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2020	2019
Revenue	$113,031	$103,979
Cost of revenue	42,523	39,201
Gross profit	70,508	64,778
Operating expenses:
General and administrative	31,881	27,607
Sales and marketing	13,446	12,440
Credit loss expense	6,020	5,148
Research and development	3,568	3,333
Other charges	2,084	3,070
Total operating expenses	56,999	51,598
Income from operations	13,509	13,180
Other expense:
Interest expense	(2,107)	(2,482)
Loss on equity method investments	—	(32)
Other non-operating income/(expense), net	931	(1,054)
Total other expense, net	(1,176)	(3,568)
Income before income taxes	12,333	9,612
(Provision for)/benefit from income taxes	(5,224)	2,073
Net income	$7,109	$11,685

Net income per common share:
Basic	$0.21	$0.35
Diluted	$0.19	$0.32
Weighted average number of common shares outstanding:
Basic	34,186	33,654
Dilutive common stock equivalents	2,403	2,752
Diluted	36,589	36,406
See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Net income	$7,109	$11,685
Other comprehensive loss:
Foreign currency translation loss	(315)	(2)
Comprehensive income	$6,794	$11,683
See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2020	2019
OPERATING ACTIVITIES
Net income	$7,109	$11,685
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense	6,020	5,148
Depreciation and amortization	10,485	10,021
Stock-based compensation	3,382	2,549
Accretion of debt discount	261	311
Deferred income taxes	4,079	(1,416)
Change in fair value of acquisition-related contingent consideration	(290)	—
Other non-cash items	1,201	32
Changes in operating assets and liabilities:
Healthcare and other accounts receivable	(12,135)	(11,397)
Inventory	(1,874)	(1,633)
Prepaid expenses and other assets	3,007	(588)
Accounts payable	1,141	8,026
Accrued and other liabilities	(9,683)	(5,194)
Net cash provided by operating activities	12,703	17,544
INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	—	(44,566)
Purchases of property and equipment and investment in internally developed software	(6,984)	(5,334)
Net cash used in investing activities	(6,984)	(49,900)
FINANCING ACTIVITIES
Proceeds related to the exercising of stock options and employee stock purchase plan	1,719	4,311
Payments of tax withholdings related to vesting of share-based awards	(1,467)	(4,911)
Principal payments on long-term debt	(197,825)	(1,281)
Proceeds from borrowings on revolving credit facility	232,000	—
Payment of debt issuance costs	(1,678)	—
Principal payments on finance lease obligations	(179)	(1,163)
Net cash provided by/(used in) financing activities	32,570	(3,044)
Effect of exchange rate changes on cash	(58)	(2)
Net increase/(decrease) in cash and cash equivalents	38,231	(35,402)
Cash and cash equivalents - beginning of period	68,614	80,889
Cash and cash equivalents - end of period	$106,845	$45,487
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash purchases of property and equipment	$5,045	$2,584
Cash paid for interest	1,960	2,106
Cash paid for taxes	$50	$—
See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	BioTelemetry, Inc. Equity
	Common Stock		Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
(in thousands, except shares)	Shares	Amount
Balance at December 31, 2019	34,023,053	$34	$453,366	$(469)	$(86,014)	$366,917
Cumulative effect of change in accounting principle	—	—	—	—	(347)	(347)
Share issuances related to stock compensation plans	143,180	—	1,719	—	—	1,719
Stock-based compensation	—	—	3,382	—	—	3,382
Shares withheld to cover taxes on vesting of share-based awards	(27,717)	—	(1,467)	—	—	(1,467)
Currency translation adjustment	—	—	—	(315)	—	(315)
Net income	—	—	—	—	7,109	7,109
Balance at March 31, 2020	34,138,516	$34	$457,000	$(784)	$(79,252)	$376,998

	BioTelemetry, Inc. Equity
	Common Stock		Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity
(in thousands, except shares)	Shares	Amount
Balance at December 31, 2018	33,406,364	$33	$426,054	$256	$(115,858)	$310,485
Share issuances related to stock compensation plans	460,952	1	4,310	—	—	4,311
Stock-based compensation	—	—	2,549	—	—	2,549
Shares withheld to cover taxes on vesting of share-based awards	(63,580)	—	(4,911)	—	—	(4,911)
Deferred purchase price consideration - equity portion	—	—	8,890	—	—	8,890
Currency translation adjustment	—	—	—	(2)	—	(2)
Net income	—	—	—	—	11,685	11,685
Balance at March 31, 2019	33,803,736	$34	$436,892	$254	$(104,173)	$333,007

See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies
a) Principles of Consolidation & Reclassifications
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X and include the accounts of BioTelemetry, Inc. and its wholly owned subsidiaries (“BioTelemetry,” the “Company,” “we,” “our” or “us”). In the opinion of management, all adjustments (which are of a normal and recurring nature) considered necessary to present fairly the financial position as of March 31, 2020 and December 31, 2019 and the results of operations, statements of comprehensive income, cash flows, and equity for the interim periods ended March 31, 2020 and 2019 have been included. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for any interim period are not indicative of the results of the full year. Certain information and footnote disclosures normally included in consolidated financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Certain reclassifications have been made to prior period statements to conform to the current period presentation. These consist of combining our non-cash depreciation and amortization expenses into one line on our consolidated statements of cash flows and separating the non-cash operating item of change in fair value of acquisition-related contingent consideration from other non-cash items on our consolidated statements of cash flows. These reclassifications had no impact on previously reported working capital, consolidated results of operations, cash flows or accumulated deficit.
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
Our financial instruments consist primarily of cash and cash equivalents, Healthcare accounts receivable, other accounts receivable, accounts payable, acquisition-related contingent consideration, current portion of long-term debt and long-term debt. With the exception of acquisition-related contingent consideration and long-term debt, the carrying value of these financial instruments approximates their fair value because of their short-term nature (classified as Level 1).
Our long-term debt (classified as Level 2) is measured using market prices for similar instruments, inputs such as the borrowing rates currently available, benchmark yields, actual trade data, broker/dealer quotes and other similar data obtained from quoted market prices or independent pricing vendors.
The fair value of acquisition-related contingent consideration (classified as Level 3) is measured on a recurring basis using a Monte Carlo simulation. This model uses assumptions, including estimated projected revenues, estimated stock price volatility in future periods, estimated discount rates and discounts for the lack of marketability of common stock. In addition to the recurring fair value measurements, the fair value of certain assets acquired and liabilities assumed in connection with a business combination are recorded at fair value, primarily using a discounted cash flow model (classified as Level 3). This valuation technique requires us to make certain assumptions, including future operating performance, cash flows and revenue growth rates, royalty rates and other such variables, which are discounted to present value using a discount rate that reflects the risk factors associated with future cash flow, the characteristics of the assets acquired and liabilities assumed and the experience of the acquired business. Non-financial assets such as goodwill, intangible assets, property and equipment and right-of-use (“ROU”) assets are subsequently measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. We assess the impairment of goodwill, intangible assets, property and equipment and ROU assets annually or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable.
d) Accounts Receivable and Allowance for Credit Losses
Healthcare accounts receivable, including contract assets, are recorded at the time Healthcare segment revenue is recognized and is presented on the consolidated balance sheet net of an allowance for credit losses. For our contracted payors, we determine revenue based on negotiated prices for the services provided. Based on our history, we have experience collecting substantially all of the negotiated contracted rates and are therefore not providing an implicit price concession. Because of continuing changes in the health care industry and third-party reimbursement, it is possible that our estimates of collectability could change, which could have a material impact on our operations and cash flows.
Other accounts receivable are related to the Research segment and Corporate and Other category and are recorded at the time revenue is recognized, when products are shipped or services are performed.
When calculating an allowance for credit losses, we calculate the expected credit loss based on past events, current conditions, and reasonable and supportable forecasts that affect the collectability of our receivables, even if we believe that no loss has been incurred as of the measurement date. This includes, but is not limited to, historical collection trends, the current state of the healthcare market, and current and projected future industry trends.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

We write off receivables when the likelihood for collection is remote, we believe collection efforts have been fully exhausted and we do not intend to devote additional resources in attempting to collect. We assess write-offs on a monthly basis.
e) Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration is our obligation, arising from a business combination, to transfer additional assets and/or equity interests to the seller if certain future events occur or conditions are met. The fair value of the contingency is estimated as of the acquisition date using certain unobservable inputs (and therefore classified as Level 3 in the fair value hierarchy) and is recorded as a liability. We re-measure the estimated fair value of acquisition-related contingent consideration at each reporting date. Adjustments subsequent to the acquisition measurement period are recorded in other charges in the consolidated statements of operations. Changes to the inputs used in the measurement of acquisition-related contingent consideration include estimated projected revenues, estimated stock price volatility in future periods, estimated discount rates and discounts for the lack of marketability of common stock. Acquisition-related contingent consideration may change significantly as our inputs and assumptions noted above evolve and additional data is obtained. The inputs and assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in different fair value estimates that may have a material impact on our results from operations and financial position.
f) Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, Healthcare accounts receivable, including contract assets related to our cardiac monitoring services and other accounts receivable. We maintain our cash and cash equivalents with high quality financial institutions to mitigate this risk. We perform ongoing credit evaluations of our customers and generally do not require collateral. We record an allowance for credit losses in accordance with the procedures described above. Past-due amounts are written off against the allowance for credit losses when collections are believed to be unlikely and all collection efforts have ceased.
At March 31, 2020 and December 31, 2019, one payor, Medicare, accounted for 21% and 22%, respectively, of our gross Healthcare accounts receivable.
g) Leases
We lease our administrative and service facilities, as well as certain office equipment, monitoring devices and information technology equipment under arrangements classified as leases under Accounting Standards Codification (“ASC”) 842 - Leases (“ASC 842”).
We recognize ROU assets at the inception of the arrangement as the present value of the lease payments plus our initial direct costs (if any), less any lease incentives. The corresponding liability is computed as the present value of the lease payments at inception. Assets are classified as either operating or finance ROU assets according to the classification criteria in ASC 842. Upon the adoption of ASC 842, we elected the transition practical expedients to not separate lease and non-lease components where we are the lessor when the requisite criteria is met to be treated as such. The present value of the lease payments is computed using the rate implicit in the lease (if known) or our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis of a similar term at an amount equal to the lease payments.
Operating lease costs are charged to operations on a straight-line basis over the lease term. Interest

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
h) Stock-Based Compensation
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
We have historically recorded stock-based compensation expense based on the number of stock options or stock units we expect to vest using our historical forfeiture experience and we periodically update those forfeiture rates. We estimate forfeitures under the true-up provision of ASC 718. We record additional expense if the actual forfeiture rate is lower than estimated and record a recovery of prior expense if the actual forfeiture rate is higher than estimated.
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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

probable that the PSU performance targets will be met, compensation expense is recorded for these awards ratably over the requisite service period. The PSUs are forfeited to the extent the performance criteria are not met within the service period.
i) Income Taxes
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
j) Net Income/(Loss) Per Share
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
Certain stock options, which are priced higher than the average market price of our shares for the periods ended March 31, 2020 and March 31, 2019 would be anti-dilutive and therefore have been excluded from the weighted average shares used in computing diluted net income per share. These options could become dilutive in future periods. Similarly, certain recently granted RSUs and PSUs are also excluded using the treasury stock method as their impact would be anti-dilutive. The dilutive effect of weighted average shares outstanding excludes approximately 0.7 million shares for the three month period ended March 31, 2020, and excludes approximately 0.3 million shares for the three month period ended March 31, 2019, as their effect would have been anti-dilutive on our net income per share.
k) Segment Information
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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
l) Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-03, Codification Improvements to Financial Instruments (“ASU 2020-03”). ASU 2020-03 clarifies a number of issues, including certain issues related to leases and revolving credit arrangements. Our adoption of this update upon its release did not have a material impact to our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This update eliminates certain disclosures related to transfers and valuation processes, clarifies the requirement for measurement uncertainty disclosures, and requires additional disclosures for Level 3 fair value measurements, including the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Our adoption of this update on January 1, 2020 did not have a material impact to our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. This update, along with subsequent updates and amendments, introduces the current expected credit loss model, which requires an entity to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under this update, upon initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. Our adoption of this update on January 1, 2020 resulted in an immaterial adjustment to accumulated deficit, and we have modified our disclosures in accordance with the new guidance.
Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) the transition from LIBOR and other interbank offered rates to alternative reference interest rates. This ASU can be applied immediately; however, the guidance will only be available until December 31, 2022. We are in the process of evaluating the impact of this update on our consolidated financial statements and related disclosures.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2. Revenue Recognition
We recognize revenue in accordance with ASC 606 - Revenue from Contracts with Customers (“ASC 606”), which requires revenue recognized to represent the transfer of promised goods or services to customers at an amount that reflects the consideration that a company expects to receive in exchange for those goods or services.
Disaggregation of Revenue
We disaggregate revenue from contracts with customers by payor type and major service line. We determined that disaggregating revenue into these categories achieves the disclosure objective of illustrating the differences in the nature, amount, timing and uncertainty of our revenue streams. Disaggregated revenue by payor type and major service line was as follows:

	Three Months Ended March 31, 2020
	Reporting Segment			Total Consolidated
(in thousands)	Healthcare	Research	Other
Payor/Service Line
Remote cardiac monitoring services - Medicare	$40,128	$—	$—	$40,128
Remote cardiac monitoring services - commercial payors	55,579	—	—	55,579
Clinical trial support and related services	—	13,820	—	13,820
Technology devices, consumables and related services	—	—	3,504	3,504
Total	$95,707	$13,820	$3,504	$113,031

	Three Months Ended March 31, 2019
	Reporting Segment			Total Consolidated
(in thousands)	Healthcare	Research	Other
Payor/Service Line
Remote cardiac monitoring services - Medicare	$33,935	$—	$—	$33,935
Remote cardiac monitoring services - commercial payors	54,074	—	—	54,074
Clinical trial support and related services	—	12,964	—	12,964
Technology devices, consumables and related services	—	—	3,006	3,006
Total	$88,009	$12,964	$3,006	$103,979

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
For the contracted portfolio, we have historical experience of collecting substantially all of the negotiated contractual rates and determined at contract inception that these customers have the intention and ability to pay the promised consideration. We have also concluded that historical information is largely representative of forward-looking information. As such, we are not providing an implicit price concession but, rather, have chosen to accept the risk of default, and adjustments to the transaction price are recorded as credit loss expense.
For our non-contracted portfolio, we are providing an implicit price concession because we do not have a contract with the underlying payor, the result of which requires us to estimate our transaction price based on historical cash collections utilizing the expected value method. Subsequent adjustments to the transaction price are recorded as an adjustment to Healthcare segment revenue and not as credit loss expense.
We have not made any significant changes to judgments in applying ASC 606 to the Healthcare segment during the three months ended March 31, 2020 and 2019.
Clinical Trial Support and Related Services Revenue (Research segment)
Research segment revenue is generated by providing centralized core laboratory services, including cardiac monitoring, imaging services, scientific consulting and data management services for drug and medical device trials. These amounts are due from pharmaceutical companies and contract research organizations. We bill our customers on a fee-for-service basis. Under a typical contract, some customers pay us a portion of our fee upon contract execution as an upfront refundable deposit. Upfront deposits are deferred and then recognized as the services are performed. If a contract is canceled prior to service being provided, the upfront deposit is refunded.
Performance obligations are determined based on the nature of the services provided. Our core laboratory services are provided over time as the customer receives benefits resulting in revenue recognition over the term of the contract. Our research customer contracts have legally enforceable terms that are predominately thirty days due to termination for convenience clauses, which are held by the customer with no significant penalty. Given the short-term nature of these contracts and the structure of our billing practices, our billing practices approximate our performance if measured by an output method, where each output is an individual occurrence of each performance obligation. Accordingly, we utilize the invoice

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

practical expedient as defined in ASC 606, resulting in recognition of revenue in the amount that we have the right to invoice.
We have historical experience of collecting substantially all of the fees for services incurred and thus believe that no material loss has been incurred as of the measurement date. As such, we are not providing an implicit price concession but, rather, have chosen to accept the risk of default, and adjustments to the transaction price are recorded as credit loss expense.
We have not made any significant changes to judgments in applying ASC 606 to the Research segment during the three months ended March 31, 2020 and 2019.
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
We determine the transaction price based on fixed consideration in our contractual agreements with our customers and allocate the transaction price to each performance obligation based on the relative stand-alone selling price. We determine the relative stand-alone selling price utilizing our observable prices for the sale of the underlying goods. We have historical experience of collecting substantially all and thus believe that no material loss has been incurred as of the measurement date. As such, we are not providing an implicit price concession but, rather, have chosen to accept the risk of default, and adjustments to the transaction price are recorded as credit loss expense.
We have not made any significant changes to judgments in applying ASC 606 to the Other category during the three months ended March 31, 2020 and 2019.
Contract Assets and Contract Liabilities
ASC 606 requires an entity to present a revenue contract as a contract asset when the entity performs its obligations under the contract by transferring goods or services to a customer before the customer pays consideration or before payment is due. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g., receivable), before the entity transfers a good or service to the customer.
As of March 31, 2020 and December 31, 2019, we had contract assets of $18.4 million and $15.1 million, respectively, related to cardiac monitoring services, which are included as a component of Healthcare accounts receivable on our consolidated balance sheets. We also had contract assets of $1.9 million and $1.7 million, respectively, related to our Other category revenue contracts, which are included as a component of other accounts receivable on our consolidated balance sheets.
As of March 31, 2020 and December 31, 2019, we had contract liabilities of $1.5 million and $1.6 million, respectively, primarily related to the Research segment where customers paid upfront deposits upon contract execution for future services to be performed by us. If the contract is canceled, these upfront

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

deposits are refundable if service was not yet provided. Our contract liabilities are included as a component of accrued liabilities on our consolidated balance sheets.
For the three months ended March 31, 2020, the amount recognized as revenue from the contract liabilities balance as of December 31, 2019 was $0.5 million. Similarly, for the three months ended March 31, 2019, the amount recognized as revenue from the contract liabilities balance as of December 31, 2018 was $3.1 million. There were no significant changes or impairment losses incurred related to contract balances during the three months ended March 31, 2020.
Allowance For Credit Losses
We record an allowance for credit losses based on historical collection trends, the current state of the healthcare market and current and projected future industry trends. Disaggregated allowance by portfolio was as follows:

	Three Months Ended March 31, 2020
	Portfolio		Total Consolidated
(in thousands)	Healthcare	Other
Beginning balance	$31,780	$201	$31,981
Cumulative effect of change in accounting principle	—	347	347
Current period credit loss expense*	6,020	—	6,020
Write-offs	—	—	—
Recoveries collected	180	—	180
Ending Balance	$37,980	$548	$38,528

* formerly bad debt expense

3. Acquisitions
ADEA Medical AB
During the second quarter of 2019, we acquired all of the remaining outstanding equity of ADEA Medical AB, now known as BioTel Europe AB (“ADEA” or “BioTel Europe”), a limited company incorporated and registered under the laws of Sweden. BioTel Europe provides cardiac monitoring in northern Europe.
Pursuant to the acquisition agreement, we agreed to issue the owners of ADEA 50,000 shares of our common stock, with a fair value of approximately $2.1 million, as well as to pay $0.2 million in cash. The shares that were issued came with restrictions: the restrictions related to 10,000 shares expired in the fourth quarter of 2019, and the restrictions on the remaining 40,000 shares, which are currently available to satisfy indemnification obligations, are set to expire in the second quarter of 2022.
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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
Geneva Healthcare, Inc.
On March 1, 2019, we acquired Geneva Healthcare, Inc., now known as Geneva Healthcare, LLC (“Geneva”), for cash consideration of $45.9 million. In addition, pursuant to the terms of the Agreement and Plan of Merger, dated January 25, 2019, by and among Geneva, BioTelemetry, Inc., Tyersall Merger Sub, Inc., and the Securityholders’ Representative (the “Geneva Agreement”), on the third anniversary date of the closing date, the Securityholders (as defined in the Geneva Agreement) are eligible to receive additional consideration in the form of cash payments, as well as shares of BioTelemetry common stock, with a total estimated present value of $32.0 million as of the March 1, 2019 acquisition date, for a total aggregate purchase price of $77.9 million. Concurrent with the closing of the acquisition, the Securityholders made elections as to the percentage mix of their total additional consideration to be settled in cash or common stock.
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

We incurred $1.4 million of acquisition related costs associated with Geneva for the year ended December 31, 2019. The costs were included in other charges in our consolidated statements of income. The revenues and income of Geneva for periods prior to our acquisition were immaterial to our consolidated operating results.

4. Inventory
Inventory consists of the following:

(in thousands)	March 31, 2020	December 31, 2019
Raw materials and supplies	$5,125	$4,429
Finished goods	2,487	1,309
Total inventory	$7,612	$5,738

5. Fair Value Measurements
We have determined that our long-term debt, classified as Level 2, has a fair value consistent with its carrying value, net of debt discount and deferred charges, of $227.4 million and $194.7 million as of March 31, 2020 and December 31, 2019, respectively.
Acquisition-related contingent consideration represents our contingent payment obligations related to our acquisitions and is measured at fair value, based on significant inputs not observable in the market,

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

which represents a Level 3 measurement within the fair value hierarchy. The valuation of acquisition-related contingent consideration uses assumptions we believe would be made by a market participant. We assess these estimates on an ongoing basis as additional data impacting the assumptions is obtained. The balance of the fair value of acquisition-related contingent consideration is recognized within other long-term liabilities on our consolidated balance sheet. Changes in the fair value of the acquisition-related contingent consideration, after the final determination as of the acquisition date, resulting from changes in the variables used to compute the fair value, are recorded in other charges in the consolidated statements of operations.
The following table provides a reconciliation of the beginning and ending balances of acquisition-related contingent consideration:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Beginning balance	$12,940	$—
Acquisition-related contingent consideration	—	15,990
Change in fair value of acquisition-related contingent consideration	(290)	—
Ending balance	$12,650	$15,990

In conjunction with the Geneva acquisition, and after a measurement period adjustment recorded in the second quarter of 2019, we recognized $13.2 million of acquisition-related contingent consideration on March 1, 2019 as a component of other long-term liabilities as the contingency will be finalized after the third anniversary of the closing date.
The estimated fair value of the acquisition-related contingent consideration related to the Geneva acquisition was determined using a Monte Carlo simulation, that considered numerous variables, including estimated projected revenues, future stock price, discount rates and discounts for lack of marketability of common stock. These estimates are subject to a significant level of judgment.
During the three months ended March 31, 2020, the acquisition-related contingent consideration related to the Geneva acquisition declined $0.3 million primarily due to changes in estimates associated with our future stock price, with the impact being recognized as a component of other charges.

6. Goodwill and Intangible Assets
Goodwill was recognized at the time of our acquisitions. The following table presents the carrying amount of goodwill allocated to our reportable segments, as well as the changes to goodwill during the three months ended March 31, 2020:

	Reporting Segment		Corporate and Other
(in thousands)	Healthcare	Research		Total
Balance at December 31, 2019	$276,014	$16,293	$9,014	$301,321
Currency translation	(171)	—	—	(171)
Balance at March 31, 2020	$275,843	$16,293	$9,014	$301,150

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The gross carrying amounts and accumulated amortization of our intangible assets are as follows:

(in thousands, except years)	Weighted Average Life (Years)	March 31, 2020	December 31, 2019
Gross Carrying Value:
Customer relationships	10.3	$149,365	$149,420
Technology, including internally developed software	6.7	22,852	21,892
Backlog	4.0	3,100	3,100
Trade names	15.0	2,500	2,500
Covenants not to compete	4.7	413	424
Total intangible assets, gross		178,230	177,336
Accumulated Amortization:
Customer relationships		(41,907)	(38,270)
Technology, including internally developed software		(6,916)	(6,153)
Backlog		(3,035)	(2,842)
Trade names		(180)	(138)
Covenants not to compete		(376)	(337)
Total accumulated amortization		(52,414)	(47,740)
Total intangible assets, net		$125,816	$129,596

The estimated amortization for our finite-lived intangible assets for the remainder of 2020, the next four fiscal years, and thereafter, is summarized as follows as of March 31, 2020:

(in thousands)
Remainder of 2020	$13,750
2021	18,160
2022	17,651
2023	17,131
2024	16,540
Thereafter	42,584
Total estimated amortization	$125,816

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. Accrued Liabilities
Accrued liabilities consist of the following:

(in thousands)	March 31, 2020	December 31, 2019
Compensation	$10,089	$13,167
Right of use liabilities - operating leases	5,484	5,187
Professional fees	3,298	4,128
Contract liabilities	1,524	1,584
Non-income taxes	665	427
Interest	—	569
Operating costs	757	637
Other	1,562	1,619
Total	$23,379	$27,318

8. Credit Agreement
2020 Credit Agreement
On January 27, 2020, we entered into an Amended and Restated Credit Agreement (the “2020 Credit Agreement”) with Truist Bank (successor to SunTrust Bank) as agent (the “Agent”) for the lenders (the “Lenders”), and as issuing bank and swingline lender, which amends the SunTrust Credit Agreement (as defined below) entered into by the parties on July 12, 2017.
Pursuant to the 2020 Credit Agreement, the Lenders agreed to provide us a $400.0 million senior secured revolving credit facility, which includes a $25.0 million sublimit for the issuance of standby letters of credit and a $40.0 million sublimit for swingline loans. The proceeds of the revolving facility were used to refinance indebtedness under the SunTrust Credit Agreement (as defined below) and to fund working capital and general corporate purposes.
Our revolving credit facility bears interest, at our election, of (i) with respect to Eurodollar borrowings, LIBOR plus the applicable Eurodollar margin and (ii) with respect to base rate borrowings, the Base Rate (the “prime rate” as published in the Wall Street Journal) plus the applicable Base Rate margin. The applicable margin for both LIBOR and Base Rate loans is determined by reference to our Consolidated Total Net Leverage Ratio, as defined in the 2020 Credit Agreement. As of March 31, 2020, the applicable margin is 1.125% for Eurodollar borrowings and 0.125% for base rate borrowings.
The outstanding balance of our revolving credit facility is due on January 27, 2025. Optional prepayments may be made at any time, without premium or penalty, upon written notice as prescribed in the 2020 Credit Agreement. Interest on base rate borrowings is payable quarterly while interest on Eurodollar borrowings is generally payable monthly.
The outstanding balance of the facility is secured by substantially all of our assets and a pledge of our capital stock, as well as a pledge of 65% of the capital stock of our first tier material foreign subsidiaries.
The carrying amount of our revolving credit facility was $227.4 million as of March 31, 2020, which is the principal amount outstanding, net of $4.6 million of unamortized deferred financing costs to

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

be amortized over the remaining term of the 2020 Credit Agreement. The revolving credit facility is subject to an unused commitment fee, which is determined by reference to our Consolidated Total Net Leverage Ratio, as defined in the 2020 Credit Agreement. Our unused commitment fee as of March 31, 2020 was 0.175%.
We may increase commitments to the revolving facility or establish new incremental term loans at any time on or before the final maturity date of the revolving facility, which is January 27, 2025. Incremental commitments to the revolving facility or term loans under the 2020 Credit Agreement will be used to fund future acquisitions, working capital and general corporate purposes.
2017 SunTrust Credit Agreement
In 2017, we entered into a credit agreement with SunTrust Bank, as a lender and an agent for the lenders (the “SunTrust Credit Agreement”). Pursuant to the SunTrust Credit Agreement, the lenders agreed to make loans to us as follows: (i) a term loan in an aggregate principal amount equal to $205.0 million; and (ii) a $50.0 million revolving credit facility for ongoing working capital purposes.
The loans bore interest at an annual rate, at our election, of (i) with respect to LIBOR rate loans, LIBOR plus the applicable margin and (ii) with respect to base rate loans, the Base Rate (the “prime rate” as published in the Wall Street Journal) plus the applicable margin. The applicable margin for both LIBOR and Base Rate loans was determined by reference to our Consolidated Total Net Leverage Ratio, as defined in the SunTrust Credit Agreement.
Debt Modification
In connection with our 2020 Credit Agreement, we repaid the outstanding indebtedness under the SunTrust Credit Agreement. Our refinancing via the 2020 Credit Agreement was accounted for as a debt modification pursuant to the provisions of ASC 470-50 - Debt - Modifications and Extinguishments.
Covenants
The 2020 Credit Agreement contains affirmative and financial covenants regarding the operations of our business and certain negative covenants that, among other things, limit our ability to incur additional indebtedness, grant certain liens, make certain investments, merge or consolidate, make certain restricted payments and engage in certain asset dispositions, including a sale of all, or substantially all, of our property. As of March 31, 2020, we were in compliance with our covenants.

9. Leases
We lease our administrative and service facilities, as well as certain office equipment, monitoring devices and information technology equipment under arrangements classified as leases under ASC 842.
We have non-cancelable operating leases expiring at various dates through 2031. Certain leases are renewable at the end of the lease term at our option, none of which are certain at this time. We have also entered into and acquired finance leases with various expiration dates through 2025, which are used primarily to finance office equipment, monitoring devices and other information technology equipment.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The components of our lease expense are as follows:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Operating lease cost:
Operating lease cost	$1,579	$1,408
Short-term lease cost	189	146
Total operating lease cost	1,768	1,554

Finance lease cost:
Amortization of right-of-use assets	89	865
Interest on lease liabilities	6	24
Total finance lease cost	95	889

Total lease cost	$1,863	$2,443

Supplemental balance sheet information related to leases as of March 31, 2020 and December 31, 2019 is as follows:

	March 31, 2020		December 31, 2019
(in thousands, except percentages and years)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Property and equipment, net	$—	$481	$—	$493
Other assets	32,189	—	16,400	—
Total right-of-use assets	32,189	481	16,400	493

Accrued liabilities	5,484	—	5,187	—
Current portion of finance lease obligations	—	373	—	394
Long-term portion of finance lease obligations	—	272	—	289
Other long-term liabilities	29,451	—	14,029	—
Total lease obligations	$34,935	$645	$19,216	$683

Weighted average remaining lease term (years)	7.9	2.1	5.0	1.9
Weighted average discount rate	3.7%	4.1%	4.4%	4.5%

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Future maturities of lease liabilities are as follows:

(in thousands)	Operating Leases	Finance Leases
Remainder of 2020	$5,074	$329
2021	6,230	210
2022	5,100	109
2023	4,326	10
2024	4,042	9
Thereafter	15,547	1
Total minimum lease payments	40,319	668
Less imputed interest	(5,384)	(23)
Present value of lease liabilities	$34,935	$645

Supplemental cash flow information related to leases is as follows:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(1,558)	$(1,472)
Operating cash flows from finance leases	(6)	(24)
Financing cash flows from finance leases	(179)	(1,163)

Right-of-use assets obtained in exchange for lease obligations, net of incentives:
Operating leases	17,055	21,810
Finance leases	$68	$787

10. Other Charges
We account for expenses associated with our acquisitions and activity associated with certain ongoing litigation as other charges as incurred. These expenses were primarily a result of activities surrounding our acquisitions and legal fees related to patent litigation in which we are the plaintiff. Integration costs are primarily due to employee-related costs. Other charges are costs that are not considered necessary to the ongoing business operations. We have reclassified the disclosure of our 2019 costs to more closely align with the discussion in “Part I; Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and in our earnings release, and this reclassification did not change the total amount of other charges, which are summarized as follows:

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Acquisition and integration costs	$163	$1,936
Information technology incident costs, net of insurance proceeds	(276)	—
Change in fair value of acquisition-related contingent consideration	(290)	—
Patent and other litigation	1,906	1,029
Other costs	581	105
Total	$2,084	$3,070

As a result of the October 2019 information technology incident, we received $1.4 million of insurance proceeds during the first quarter of 2020.

11. Equity
Common Stock
As of March 31, 2020 and December 31, 2019, we were authorized to issue 200,000,000 shares of common stock. As of March 31, 2020 and December 31, 2019, we had 34,138,516 and 34,023,053, respectively, shares issued and outstanding.
Preferred Stock
As of March 31, 2020 and December 31, 2019, we were authorized to issue 10,000,000 shares of preferred stock. As of March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

12. Stock-Based Compensation
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
2017 Omnibus Incentive Plan (OIP)
On May 11, 2017, our stockholders approved the OIP, which replaced the 2008 Plan. Stock options, RSUs, PSUs and PSOs have been granted under the OIP. Under the terms of the OIP, any cancellation, forfeiture or expiry of equity awards granted under the 2008 Plan roll into the availability under the OIP. There were 1,611,963 shares available for grant under the OIP as of March 31, 2020.

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
Stock option and PSO activity is summarized as follows:

Stock Options	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	2,691,059	$22.67
Granted	188,403	51.12
Forfeited	—	—
Exercised	(6,223)	11.45
Outstanding as of March 31, 2020	2,873,239	$24.56	5.7	$54,796
Exercisable as of March 31, 2020	1,981,650	$13.52	4.4	$52,408
Expected to vest as of March 31, 2020	827,468	$49.10	8.6	$2,216

Performance Stock Options	Number of PSOs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	30,000	$21.45
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding as of March 31, 2020	30,000	$21.45	6.8	$512
Exercisable as of March 31, 2020	30,000	$21.45	6.8	$512

The table below summarizes certain additional information with respect to our options:

	Three Months Ended
	March 31,
(in thousands, except per option amounts)	2020	2019
Aggregate intrinsic value of options exercised	$194	$16,059
Cash received from the exercise of stock options	71	2,923
Weighted average grant date fair value per option	$28.51	$42.35

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The total compensation cost of options granted but not yet vested was $22.4 million as of March 31, 2020, which is expected to be recognized over a weighted average period of approximately three years.
RSU and PSU activity is summarized as follows:

	Restricted Stock Units		Performance Stock Units
	Number of RSUs	Weighted Average Grant Date Fair Value	Number of PSUs	Weighted Average Grant Date Fair Value
Units outstanding as of December 31, 2019	270,052	$41.70	90,020	$55.06
Granted	77,214	51.18	51,839	60.36
Forfeited	(1,500)	39.94	—	—
Vested	(77,260)	26.71	—	—
Units outstanding as of March 31, 2020	268,506	$48.75	141,859	$57.00

Consistent with prior years, during 2020, we granted awards to certain participants in the form of PSUs. These PSUs will vest at the end of a three-year performance period only if long-term financial goals have been achieved, with the vested shares then increased or decreased based on our total shareholder return relative to the companies in the Russell 2000 Index during the same period. The 51,839 2020 PSUs were granted at “target” levels; however, for share pool purposes, we have reserved an additional 51,839 shares in the event that the combined financial performance and market conditions achieve maximum levels. For the 2018, 2019 and 2020 PSUs combined, we have 141,859 shares reserved as of March 31, 2020 in the event that actual results achieve “maximum” levels. Should any PSU grant not achieve the maximum level, the excess of the maximum shares reserved over the “achieved” level will be returned to the share pool availability.
Additional information about our RSUs is summarized as follows:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Aggregate market value of RSUs vested	$4,135	$11,554

The total compensation cost of RSUs and PSUs granted but not yet vested, inclusive of the PSUs for which vesting has been deemed probable as of March 31, 2020, was $9.9 million, which is expected to be recognized over a weighted average period of approximately two years. Additionally, there were 588,359 RSUs vested but not released at March 31, 2020.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Employee Stock Purchase Plan
In May 2017, our stockholders approved the BioTelemetry, Inc. 2017 Employee Stock Purchase Plan (“2017 ESPP”) with 500,000 shares reserved for issuance, which replaced the 2008 Employee Stock Purchase Plan. Substantially all of our employees are eligible to participate in the 2017 ESPP. Under the 2017 ESPP, each participant may purchase option value of our shares, through payroll deductions, not to exceed $25,000 of grant date fair value in a calendar year. The purchase price per share is equal to the lower of 85% of the closing market price on the first day of the offering period, or 85% of the closing market price on the day of purchase. Proceeds received from the issuance of shares are credited to stockholders’ equity in the period that the shares are issued. Purchases under the 2017 ESPP are made in March and September. For the three months ended March 31, 2020, an aggregate of 59,697 shares were purchased in accordance with the 2017 ESPP. Net proceeds from the issuance of shares of common stock under the 2017 ESPP for the three months ended March 31, 2020 were $1.6 million. At March 31, 2020, 172,974 shares remain available for purchase under the 2017 ESPP.
Our aggregate stock-based compensation expense is summarized as follows:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Stock options	$2,674	$1,459
Restricted stock units	1,307	919
Performance stock units	(831)	(81)
Employee stock purchase plan	232	252
Total stock-based compensation expense	$3,382	$2,549

13. Income Taxes
The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur. We review and update our estimated annual effective tax rate each quarter. We recorded an income tax provision of $5.2 million for the three months ended March 31, 2020, based on our estimated annual effective tax rate. We recognized an income tax benefit of $2.1 million for the three months ended March 31, 2019, primarily due to a discrete benefit recorded for equity compensation deductions.
At March 31, 2020 and December 31, 2019, we had deferred tax assets, net of deferred tax liabilities and valuation allowance, of $8.5 million and $12.6 million, respectively.
We recognize interest and penalties related to unrecognized tax benefits within the (provision for)/benefit from income taxes line in the consolidated statements of operations. During the three months ended March 31, 2020, we recognized an immaterial amount of interest expense in the consolidated statements of operations associated with our unrecognized tax benefits.
At March 31, 2020 and December 31, 2019, we had net reserves of $33.9 million and $34.8 million, respectively, for unrecognized tax benefits, which are recorded as a component of other long-term liabilities within our consolidated balance sheets.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

14. Segment Information
We operate under two reportable segments: Healthcare and Research. The Healthcare segment is focused on remote cardiac monitoring to identify cardiac arrhythmias or heart rhythm disorders and to monitor the functionality of implantable cardiac devices. We offer cardiologists, electrophysiologists, neurologists and primary care physicians a full spectrum of solutions, which provides them with a single source of remote cardiac monitoring services. These services include MCT, event, traditional Holter, extended Holter, Pacemaker, International Normalized Ratio and Implantable Loop Recorder and other implantable cardiac device monitoring. The Research segment is engaged in centralized core laboratory services providing cardiac monitoring, imaging services, scientific consulting and data management services for drug and medical device trials. Included in the Corporate and Other category is the manufacturing, testing and marketing of cardiac and blood glucose monitoring devices to medical companies, clinics and hospitals and corporate overhead and other items not allocated to any of our reportable segments.
Expenses that can be specifically identified with a segment have been included as deductions in determining pre-tax segment income/(loss). Any remaining expenses including integration and other charges, as well as the elimination of costs associated with intercompany revenue, are included in Corporate and Other. Also included in Corporate and Other is our net interest expense and other financing expenses. We do not allocate assets to the individual segments.

	Three Months Ended March 31, 2020
	Reporting Segment		Corporate and Other
(in thousands)	Healthcare	Research		Consolidated
Revenue	$95,707	$13,820	$3,504	$113,031
Gross profit	64,424	5,675	409	70,508
Income/(loss) before income taxes	29,876	2,043	(19,586)	12,333
Depreciation and amortization	8,435	1,066	984	10,485
Capital expenditures	6,211	391	382	6,984

	Three Months Ended March 31, 2019
	Reporting Segment		Corporate and Other
(in thousands)	Healthcare	Research		Consolidated
Revenue	$88,009	$12,964	$3,006	$103,979
Gross profit	59,864	4,334	580	64,778
Income/(loss) before income taxes	29,608	764	(20,760)	9,612
Depreciation and amortization	8,291	928	802	10,021
Capital expenditures	4,442	482	410	5,334

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019, and in conjunction with the accompanying quarterly unaudited consolidated financial statements and related notes. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those contained in these forward-looking statements due to a number of factors, including, but not limited to, those set forth herein and elsewhere in this report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). See the “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report. Unless otherwise noted, the figures in the following discussions are unaudited.
Company Background
We are the leading remote medical technology company focused on the delivery of health information to improve quality of life and reduce cost of care. We provide remote cardiac monitoring, centralized core laboratory services for clinical trials, remote blood glucose monitoring and original equipment manufacturing that serves both healthcare and clinical research customers.
A more detailed description of our business is included in “Part I; Item 1. Business” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Executive Summary
The following is a summary of certain financial highlights and trends related to the quarter ended March 31, 2020:

•	Recognized $113.0 million in revenue, an increase of 8.7% over the prior year period. This result represents our 31st consecutive quarter of year-over-year revenue growth.

•	Medicare rates for 2020 did not change significantly from 2019 rates.

•	Early in the quarter, we renegotiated our credit agreement to more favorable financial terms, giving us more flexibility in the future.

•
In response to COVID-19’s impact on the economic environment, we have been able to scale our operations to current demand and believe we have sufficient liquidity available through our operating cash flow. In addition, to further support our business, we also have access to government stimulus payments and our credit facility.

Recent Developments
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, and, in the following weeks, many U.S. states and localities issued lockdown orders impacting demand for our services. We are following the mandates from public health officials and government agencies, including implementation of enhanced cleaning measures, social distancing guidelines and work from home policies. To date, we have not seen a significant impact to our supply chain with regards to our ability to obtain supplies, inventory or materials or a significant change in prices. We continue to monitor the situation closely.
We expect the ultimate significance of the impact on our financial condition, results of operations and cash flows will be dictated by the length of time that such circumstances continue and any further governmental and public actions taken in response, including how quickly state governments decide to lift restrictions. While these unknowns make it more challenging for us to estimate future performance, our business is flexible in terms of our ability to adjust the cost structure to the appropriate level in response to the demand for our services. As such, we believe we will have sufficient liquidity available through our operating cash flow. In addition, to further support our business, we also have access to government stimulus payments and our credit facility.
On January 27, 2020, we entered into an Amended and Restated Credit Agreement with Truist Bank (successor to SunTrust Bank) (the “2020 Credit Agreement”), which amends the SunTrust Credit Agreement entered into by the parties on July 12, 2017. The 2020 Credit Agreement provides us with a $400.0 million senior secured revolving credit facility. We used this revolving credit facility to repay the debt under the SunTrust Credit Agreement. For more details, refer to “Part I; Item 1. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 8. Credit Agreement” of this report.

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
We periodically reevaluate our accounting policies, assumptions, and estimates and make adjustments when facts and circumstances warrant. Our significant accounting policies are described in “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 2. Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The accounting policies and related assumptions that we consider to be more critical to the preparation of our consolidated financial statements and accompanying notes and involve the most significant management judgments and estimates are described in “Part II; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Results of Operations
Three Months Ended March 31, 2020 and March 31, 2019
Revenue

	Three Months Ended
	March 31,		Change
(in thousands, except percentages)	2020	2019	$	%
Healthcare	$95,707	$88,009	$7,698	8.7%
Research	13,820	12,964	856	6.6%
Other	3,504	3,006	498	16.6%
Total revenue	$113,031	$103,979	$9,052	8.7%
Total revenue for the three months ended March 31, 2020 increased 8.7% due to growth in revenue across all of our businesses. The increase in Healthcare revenue was driven by the higher demand for our implantable loop recorder monitoring and extended Holter (ePatch™) services. Research revenue continues to benefit from new cardiac studies utilizing ePatch™ as well as the acceleration of certain imaging studies. Other revenue increased due to continued growth of diabetic product sales. Our year-over-year revenue growth comes despite the effects of COVID-19, which negatively impacted volume, particularly in Healthcare, in the second half of March.
Gross Profit

	Three Months Ended
	March 31,		Change
(in thousands, except percentages)	2020	2019	$	%
Gross profit	$70,508	$64,778	$5,730	8.8%
Percentage of revenue	62.4%	62.3%
Gross profit for the three months ended March 31, 2020 increased in line with the higher revenue.
General and Administrative Expense

	Three Months Ended
	March 31,		Change
(in thousands, except percentages)	2020	2019	$	%
General and administrative expense	$31,881	$27,607	$4,274	15.5%
Percentage of revenue	28.2%	26.6%
General and administrative expense for the three months ended March 31, 2020 increased primarily due to additional headcount and related costs, largely in our information technology areas, as well as increased technology expenses. These increases are being driven by our ongoing growth and investment in our business systems and infrastructure as well as the full quarter impact of the Geneva acquisition.
Sales and Marketing Expense

	Three Months Ended
	March 31,		Change
(in thousands, except percentages)	2020	2019	$	%
Sales and marketing expense	$13,446	$12,440	$1,006	8.1%
Percentage of revenue	11.9%	12.0%
Sales and marketing expense for the three months ended March 31, 2020 increased primarily due to increased headcount and related expense associated with the expansion of our field sales team and the development of a specialized sales team focused on the deployment of our Geneva platform.

Credit Loss Expense

	Three Months Ended
	March 31,		Change
(in thousands, except percentages)	2020	2019	$	%
Credit loss expense	$6,020	$5,148	$872	16.9%
Percentage of revenue	5.3%	5.0%
Credit loss expense (formerly bad debt expense) for the three months ended March 31, 2020 increased primarily due to the higher Healthcare revenue and the timing of Healthcare collections. Credit loss expense for the three months ended March 31, 2020 in Research and the Other category was minimal.
Research and Development Expense

	Three Months Ended
	March 31,		Change
(in thousands, except percentages)	2020	2019	$	%
Research and development expense	$3,568	$3,333	$235	7.1%
Percentage of revenue	3.2%	3.2%
Research and development expense for the three months ended March 31, 2020 increased due to additional headcount and related expense. Our research and development team continues to focus on bringing new products and technologies to market, including the further incorporation of artificial intelligence and machine learning into our services.
Other Charges

	Three Months Ended
	March 31,		Change
(in thousands, except percentages)	2020	2019	$	%
Other charges	$2,084	$3,070	$(986)	(32.1)%
Percentage of revenue	1.8%	3.0%
Other charges for the three months ended March 31, 2020 decreased primarily due to insurance proceeds of $1.4 million related to our October 2019 information technology incident. For further details, please see “Part I; Item 1, Financial Statements; Note 10. Other Charges.”

Other Expense

	Three Months Ended
	March 31,		Change
(in thousands, except percentages)	2020	2019	$	%
Interest expense	$(2,107)	$(2,482)	$375	(15.1)%
Loss on equity method investment	—	(32)	32	(100.0)%
Other non-operating income/(expense), net	931	(1,054)	1,985	(188.3)%
Total other expense, net	$(1,176)	$(3,568)	$2,392	(67.0)%
Percentage of revenue	1.0%	3.4%
Total other expense, net for the three months ended March 31, 2020 decreased primarily due to the effect of non-cash foreign currency transaction gains. Additionally, as a result of the partial quarter impact of our 2020 Credit Agreement, which was effective from January 27, 2020, we incurred lower interest expense. The 2020 Credit Agreement reduced our applicable LIBOR margin at the current Consolidated Total Net Leverage Ratio (as defined in the 2020 Credit Agreement) by 37.5 basis points. For further details regarding the 2020 Credit Agreement, please see “Part I; Item 1, Financial Statements; Note 8. Credit Agreement.”
Income Taxes

	Three Months Ended
	March 31,		Change
(in thousands, except percentages)	2020	2019	$	%
(Provision for)/benefit from income taxes	$(5,224)	$2,073	$(7,297)	(352.0)%
Effective tax rate	42.4%	(21.6)%
For the three months ended March 31, 2020, we recorded an income tax provision based on our estimated annual effective tax rate. For the three months ended March 31, 2019, we recorded an income tax benefit primarily due to a discrete benefit recorded for equity compensation deductions. The change in income tax expense is driven by higher equity compensation deductions in the prior year.

Liquidity and Capital Resources
The following table highlights certain information related to our liquidity and capital resources:

(in thousands, except ratios)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$106,845	$68,614
Healthcare accounts receivable, net of allowance for credit losses	74,864	71,851
Other accounts receivable, net of allowance for credit losses	18,727	15,625
Availability under revolving credit facility	168,000	50,000

Working capital	$163,983	$112,579
Current ratio	4.3	3.0

Total operating lease obligations	$34,935	$19,216
Total finance lease obligations	645	683
Total debt	$227,425	$194,667
The following table highlights certain cash flow activities:

	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Net income	$7,109	$11,685
Non-cash adjustments to net income	25,138	16,645
Cash used for working capital	(19,544)	(10,786)
Cash provided by operating activities	12,703	17,544

Cash used in investing activities	(6,984)	(49,900)

Cash provided by/(used in) financing activities	$32,570	$(3,044)
Cash Provided By Operating Activities
The decrease in cash provided by operating activities was primarily due to the decrease in net income. Non-cash adjustments to net income increased for the three months ended March 31, 2020 primarily due to the change in deferred tax expense recognized during 2020 from the usage of net operating losses, increases in other non-cash expenses, credit loss expense and stock-based compensation, offset partially by the changes in acquisition-related contingent consideration. Cash used for working capital increased primarily due to the timing of cash payments.
Cash Used In Investing Activities
During the three months ended March 31, 2019, we spent $44.6 million, net of cash acquired, related to our Geneva acquisition. We increased our purchases for equipment and internally developed software in 2020, consistent with our higher Healthcare service volumes and the continuation of the launch of our next generation products used in our monitoring services.

Cash Provided By Financing Activities
The increase in cash provided by financing activities during the three months ended March 31, 2020 was primarily due to a $35.0 million draw on the credit facility.
On January 27, 2020, we entered into an Amended and Restated Credit Agreement (the “2020 Credit Agreement”) with Truist Bank (successor to SunTrust Bank) in the form of a revolving credit facility. The 2020 Credit Agreement provides us more favorable financial terms, giving us more flexibility in the future. As of March 31, 2020, we have $168.0 million of availability under our revolving credit facility. For further details regarding this agreement, please see “Part I; Item 1. Financial Statements; Notes to Consolidated Financial Statements; Note 8. Credit Agreement” of this report.
While we have taken certain measures to enhance our liquidity position and provide additional financial flexibility in response to the COVID-19 situation, including drawing down additional funds on our revolving credit facility, we believe that our operating cash receipts will be sufficient to cover our operating cash needs. We will also benefit from cash receipts in the second quarter related to various COVID-related government stimulus programs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our cash and cash equivalents as of March 31, 2020 were $106.8 million. We do not invest in any short-term or long-term securities, nor do we hold any derivative financial instruments for trading or speculative purposes.
At March 31, 2020, we had $227.4 million of variable rate debt, inclusive of debt discounts and deferred charges, at a rate of LIBOR plus the applicable margin, or the prime rate plus the applicable margin. A 1.0% change in either the LIBOR rate, prime rate, or the applicable margin would result in a change in interest expense of approximately $2.3 million. For further details regarding our debt, rates or applicable margin, please refer to “Part I; Item 1, Financial Statements; Notes to Consolidated Financial Statements; Note 8. Credit Agreement” within this Quarterly Report on Form 10-Q and “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 11. Credit Agreement” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer (the Principal Executive Officer) and Chief Financial Officer (the Principal Financial Officer) have concluded that our disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors
In evaluating an investment in BioTelemetry common stock, investors should consider carefully, among other things, “Part I; Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, as well as the information contained in this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and the our Annual Report on Form 10-K are not the only risks facing BioTelemetry. Additional risks and uncertainty not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or future results.
The COVID-19 pandemic has negatively impacted our business.
The COVID-19 pandemic has disrupted the global economy and has negatively impacted large populations, including people and businesses that are directly or indirectly involved with the operation of our Company and the manufacturing and distribution of our products and services. Despite these impacts, it is important to note that our business operations have remained operational and available to service the demand of our customers. The full scope and economic impact of the COVID-19 pandemic is still unknown and there are many risks from COVID-19 that could generally and negatively impact economies and healthcare providers in the area where we do business. At this time, we have identified the following COVID-19 related risks that we believe have a greater likelihood of negatively impacting our company, including:

•
Federal, State and local shelter-in-place mandates and other business restrictions, which limit the ability of potential patients to see their physicians and obtain a prescription for our services and our employees’ ability to conduct their jobs, including our sales force’s ability to travel and meet clients and referring physicians in person.

•	Localized outbreaks of COVID-19 in job functions at our Company that are unable to be performed remotely and are critical to providing our products and services (e.g. distribution).

•	The burden on hospitals and medical personnel resulting in the cancellation of non-essential medical appointments, which our business relies on to obtain prescriptions for our services.

•	Increased cybersecurity risks.

•	Increased unemployment rates, which may result in decreased insurance coverage in the locations we serve.

•	Erosion of the capital markets, which may make it more difficult to obtain financing that we may need to fund and continue our operations.
Demand for and our ability to sell and market our products and services have been and we expect will continue to be adversely affected by the COVID-19 pandemic and responses thereto.
Restrictions on the ability to travel, social distancing policies, orders and restriction, including those described above, and recommendations regarding fears of COVID-19 spreading within healthcare facilities has caused both patients and providers to delay or cancel appointments and procedures that result in the use of our products and services. We are unable to accurately predict when these policies, orders and restrictions will be relaxed or lifted, and there can be no assurances that patients or providers will restart appointments or procedures that result in the use of our products or services upon termination of these policies, orders and restrictions, particularly if there remains any continued community outbreak of COVID-19.
A prolonged economic contraction or recession may also result in employer layoffs of their employees in markets where we conduct business, which could result in lower demand. We have already experienced reduced sales as a result of the effects of the COVID-19 pandemic. If our sales continue to decline, or if such lost sales are not recoverable in the future, our business and results of operations will be significantly adversely affected.
Our sales and marketing personnel often rely on in-person and on site access to healthcare providers, which is currently restricted as hospitals and physicians’ offices reduce access to essential personnel only. These restrictions have harmed our sales and marketing efforts, and continued restrictions would have a negative impact on our sales and results of operations. An increase of COVID-19-related hospital admissions may overload hospitals with unexpected patients, thereby delaying further appointments and procedures that result in the use of our products or services but that may be deemed elective by the hospital.
The global outbreak of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 outbreak is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business or the global economy as a whole. However, these effects have harmed our business, financial condition and results of operations in the near term and could have a continuing material impact on our operations and sales.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.  Defaults Upon Senior Securities
Not applicable.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
Not applicable.

Item 6.  Exhibits
EXHIBIT INDEX

		Incorporated by Reference				Filed/Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Amended and Restated Credit Agreement, dated as of January 27, 2020, by and among BioTelemetry, Inc. and Truist Bank (successor to SunTrust Bank), as agent for the lenders and swingline lender	10-K	001-33993	10.13	February 28, 2020
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended					†
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended					†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					+
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded withing the Inline XBRL document.					†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					†
101.SCH	XBRL Taxonomy Extension Schema Document.					†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					†
104	Cover Page Interactive Data File, formatted in Inline XBRL (contained in Exhibit 101).

†	Filed herewith.

+	Furnished herewith.

BioTelemetry, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOTELEMETRY, INC.

Date: May 6, 2020	By:	/s/ Heather C. Getz
Heather C. Getz, CPA
Executive Vice President, Chief Financial and Administrative Officer
(Principal Financial Officer and authorized officer of the Registrant)