Form 10-Q
period 2020-06-30
BIOTELEMETRY, INC.
filed 2020-07-31
CIK 1574774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of July 24, 2020, 34,185,494 shares of the registrant’s common stock were outstanding.

BioTelemetry, Inc.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2020

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

•
the other factors that are described in “Part I; Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, as well as the factors that are described in “Part II; Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the period ended March 31, 2020.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as may be required by law.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements
BIOTELEMETRY, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)	(Unaudited) June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$84,003	$68,614
Healthcare accounts receivable, net of allowance for credit losses of $37,530 and $31,780, at June 30, 2020 and December 31, 2019, respectively	65,525	71,851
Other accounts receivable, net of allowance for credit losses of $542 and $201, at June 30, 2020 and December 31, 2019, respectively	15,088	15,625
Inventory	6,929	5,738
Prepaid expenses and other current assets	4,371	6,505
Total current assets	175,916	168,333
Property and equipment, net of accumulated depreciation of $78,066 and $76,095, at June 30, 2020 and December 31, 2019, respectively	60,275	56,380
Intangible assets, net	128,324	129,596
Goodwill	301,333	301,321
Deferred tax assets	7,156	12,626
Other assets	36,653	17,464
Total assets	$709,657	$685,720
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,491	$24,198
Accrued liabilities	48,006	27,318
Current portion of finance lease obligations	255	394
Current portion of long-term debt	—	3,844
Total current liabilities	69,752	55,754
Long-term portion of finance lease obligations	224	289
Long-term debt	157,655	190,823
Other long-term liabilities	98,198	71,937
Total liabilities	325,829	318,803
Stockholders’ equity:
Common stock—$0.001 par value as of June 30, 2020 and December 31, 2019; 200,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 34,185,144 and 34,023,053 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	34	34
Paid-in capital	461,279	453,366
Accumulated other comprehensive loss	(514)	(469)
Accumulated deficit	(76,971)	(86,014)
Total stockholders’ equity	383,828	366,917
Total liabilities and stockholders’ equity	$709,657	$685,720
See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Revenue	$89,407	$111,803	$202,438	$215,782
Other revenue	9,702	—	9,702	—
Total revenue	99,109	111,803	212,140	215,782
Cost of revenue	37,582	41,563	80,105	80,764
Gross profit	61,527	70,240	132,035	135,018
Operating expenses:
General and administrative	31,099	30,587	62,980	58,194
Sales and marketing	10,521	12,795	23,967	25,235
Credit loss expense	6,166	5,379	12,186	10,527
Research and development	2,699	3,532	6,267	6,865
Other charges	5,003	2,234	7,087	5,304
Total operating expenses	55,488	54,527	112,487	106,125
Income from operations	6,039	15,713	19,548	28,893
Other expense:
Interest expense	(1,702)	(2,538)	(3,809)	(5,020)
Loss on equity method investments	—	(154)	—	(186)
Other non-operating income/(expense), net	(1,400)	86	(469)	(968)
Total other expense, net	(3,102)	(2,606)	(4,278)	(6,174)
Income before income taxes	2,937	13,107	15,270	22,719
Provision for income taxes	(656)	(4,807)	(5,880)	(2,734)
Net income	$2,281	$8,300	$9,390	$19,985

Net income per common share:
Basic	$0.07	$0.25	$0.27	$0.59
Diluted	$0.06	$0.23	$0.26	$0.55
Weighted average number of common shares outstanding:
Basic	34,290	33,825	34,238	33,806
Dilutive common stock equivalents	2,319	2,493	2,431	2,638
Diluted	36,609	36,318	36,669	36,444
See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Net income	$2,281	$8,300	$9,390	$19,985
Other comprehensive income/(loss):
Foreign currency translation gain/(loss)	270	(711)	(45)	(713)
Comprehensive income	$2,551	$7,589	$9,345	$19,272
See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2020	2019
OPERATING ACTIVITIES
Net income	$9,390	$19,985
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense	12,186	10,527
Depreciation and amortization	21,364	20,213
Stock-based compensation	7,060	6,026
Accretion of debt discount	498	621
Deferred income taxes	4,100	1,980
Change in fair value of acquisition-related contingent consideration	1,850	(1,810)
Other non-cash items	909	(398)
Changes in operating assets and liabilities:
Healthcare and other accounts receivable	(5,670)	(19,643)
Inventory	(1,191)	1,286
Prepaid expenses and other assets	(520)	(3,366)
Accounts payable	(2,707)	3,837
Accrued and other liabilities	22,276	(3,128)
Net cash provided by operating activities	69,545	36,130
INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	—	(44,766)
Purchases of property and equipment and investment in internally developed software	(17,110)	(16,092)
Net cash used in investing activities	(17,110)	(60,858)
FINANCING ACTIVITIES
Proceeds related to the exercising of stock options and employee stock purchase plan	2,508	4,729
Payments of tax withholdings related to vesting of share-based awards	(1,655)	(4,955)
Principal payments on long-term debt	(197,825)	(2,563)
Principal payments on revolving credit facility	(70,000)	—
Proceeds from borrowings on revolving credit facility	232,000	—
Payment of debt issuance costs	(1,684)	—
Principal payments on finance lease obligations	(332)	(1,659)
Net cash used in financing activities	(36,988)	(4,448)
Effect of exchange rate changes on cash	(58)	(1)
Net increase/(decrease) in cash and cash equivalents	15,389	(29,177)
Cash and cash equivalents - beginning of period	68,614	80,889
Cash and cash equivalents - end of period	$84,003	$51,712
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash purchases of property and equipment	$4,761	$1,645
Non-cash fair value of equity issued for acquisition of business	—	2,142
Non-cash fair value of customer lists acquired	5,470	—
Cash paid for interest	3,065	4,327
Cash paid for taxes	$636	$312
See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except shares)	Shares	Amount
Balance at March 31, 2020	34,138,516	$34	$457,000	$(784)	$(79,252)	$376,998
Share issuances related to stock compensation plans	51,949	—	789	—	—	789
Stock-based compensation	—	—	3,678	—	—	3,678
Shares withheld to cover taxes on vesting of share-based awards	(5,321)	—	(188)	—	—	(188)
Currency translation adjustment	—	—	—	270	—	270
Net income	—	—	—	—	2,281	2,281
Balance at June 30, 2020	34,185,144	$34	$461,279	$(514)	$(76,971)	$383,828

	Common Stock		Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except shares)	Shares	Amount
Balance at March 31, 2019	33,803,736	$34	$436,892	$254	$(104,173)	$333,007
Share issuances related to stock compensation plans	36,022	—	418	—	—	418
Stock-based compensation	—	—	3,477	—	—	3,477
Shares withheld to cover taxes on vesting of share-based awards	(838)	—	(44)	—	—	(44)
Issuance of stock related to business combination	50,000	—	2,142	—	—	2,142
Deferred purchase price consideration - equity portion	—	—	250	—	—	250
Currency translation adjustment	—	—	—	(711)	—	(711)
Net income	—	—	—	—	8,300	8,300
Balance at June 30, 2019	33,888,920	$34	$443,135	$(457)	$(95,873)	$346,839

See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except shares)	Shares	Amount
Balance at December 31, 2019	34,023,053	$34	$453,366	$(469)	$(86,014)	$366,917
Cumulative effect of change in accounting principle	—	—	—	—	(347)	(347)
Share issuances related to stock compensation plans	195,129	—	2,508	—	—	2,508
Stock-based compensation	—	—	7,060	—	—	7,060
Shares withheld to cover taxes on vesting of share-based awards	(33,038)	—	(1,655)	—	—	(1,655)
Currency translation adjustment	—	—	—	(45)	—	(45)
Net income	—	—	—	—	9,390	9,390
Balance at June 30, 2020	34,185,144	$34	$461,279	$(514)	$(76,971)	$383,828

	Common Stock		Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except shares)	Shares	Amount
Balance at December 31, 2018	33,406,364	$33	$426,054	$256	$(115,858)	$310,485
Share issuances related to stock compensation plans	496,974	1	4,728	—	—	4,729
Stock-based compensation	—	—	6,026	—	—	6,026
Shares withheld to cover taxes on vesting of share-based awards	(64,418)	—	(4,955)	—	—	(4,955)
Issuance of stock related to business combination	50,000	—	2,142	—	—	2,142
Deferred purchase price consideration - equity portion	—	—	9,140	—	—	9,140
Currency translation adjustment	—	—	—	(713)	—	(713)
Net income	—	—	—	—	19,985	19,985
Balance at June 30, 2019	33,888,920	$34	$443,135	$(457)	$(95,873)	$346,839

See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies
a) Principles of Consolidation & Reclassifications
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X and include the accounts of BioTelemetry, Inc. and its wholly owned subsidiaries (“BioTelemetry,” the “Company,” “we,” “our” or “us”). In the opinion of management, all adjustments (which are of a normal and recurring nature) considered necessary to present fairly the financial position as of June 30, 2020 and December 31, 2019 and the results of operations, statements of comprehensive income, cash flows, and equity for the interim periods ended June 30, 2020 and 2019 have been included. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for any interim period are not indicative of the results of the full year. Certain information and footnote disclosures normally included in consolidated financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
A reclassification has been made to prior period statements to conform to the current period presentation. This consists of combining our non-cash depreciation and amortization expenses into one line on our consolidated statements of cash flows. This reclassification had no impact on previously reported working capital, consolidated results of operations, cash flows or accumulated deficit.
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
The fair value of our acquisition-related contingent consideration (classified as Level 3) is measured on a recurring basis using a Monte Carlo simulation. The Monte Carlo model uses assumptions, including estimated projected revenues, estimated stock price volatility in future periods, estimated discount rates and discounts for the lack of marketability of common stock. These estimates are subject to a significant level of judgment.
In addition to the recurring fair value measurements, the fair value of certain assets acquired and liabilities assumed in connection with an acquisition are recorded at fair value, primarily using a discounted cash flow model (classified as Level 3). This valuation technique requires us to make certain assumptions, including future operating performance, cash flows and revenue growth rates, royalty rates and other such variables, which are discounted to present value using a discount rate that reflects the risk factors associated with future cash flow, the characteristics of the assets acquired and liabilities assumed and the experience of the acquired business.
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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

but is not limited to, historical collection trends, the current state of the healthcare market, and current and projected future industry trends.
We write off receivables when the likelihood for collection is remote, we believe collection efforts have been fully exhausted and we do not intend to devote additional resources in attempting to collect. We assess write-offs on a monthly basis.
e) Accounting for Government Stimulus Receipts
During the second quarter of 2020, we received funding under certain COVID-19 government stimulus programs. Relief Funds distributed by the United States Department of Health and Human Services (“HHS”), appropriated under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which represent reimbursements for a portion of our lost revenue, are recognized as other revenue in our consolidated statements of operations as cash was received in the second quarter of 2020 and we have met the requisite funding criteria. We also received advanced payments for our future services in the second quarter of 2020 related to our Healthcare segment from the Centers for Medicare and Medicaid Services (“CMS”) under their Accelerated and Advance Payment Program, which are recorded as contract liabilities as a component of accrued liabilities on our consolidated balance sheet. We currently do not expect to receive additional funds under these programs.
f) Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration is our obligation, arising from an acquisition, to transfer additional assets and/or equity interests to the seller if certain future events occur or conditions are met. The fair value of the contingency is estimated as of the acquisition date using certain unobservable inputs (and therefore classified as Level 3 in the fair value hierarchy) and is recorded as a liability. We re-measure the estimated fair value of acquisition-related contingent consideration at each reporting date. Adjustments subsequent to the acquisition measurement period are recorded in other charges in the consolidated statements of operations. Changes to the inputs used in the measurement of acquisition-related contingent consideration include estimated projected revenues, estimated stock price volatility in future periods, estimated discount rates and discounts for the lack of marketability of common stock. Acquisition-related contingent consideration may change significantly as our inputs and assumptions noted above evolve and additional data is obtained. The inputs and assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in different fair value estimates that may have a material impact on our results from operations and financial position.
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
At June 30, 2020 and December 31, 2019, one payor, Medicare, accounted for 22% of our total gross accounts receivable.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

h) Leases
We lease our administrative and service facilities, as well as certain office equipment, monitoring devices and information technology equipment under arrangements classified as leases under Accounting Standards Codification (“ASC”) 842 - Leases (“ASC 842”).
We recognize ROU assets at the inception of the arrangement as the present value of the lease payments plus our initial direct costs (if any), less any lease incentives. The corresponding liability is computed as the present value of the lease payments at inception. Assets are classified as either operating or finance ROU assets according to the classification criteria in ASC 842. Upon the adoption of ASC 842, we elected the transition practical expedient to not separate lease and non-lease components where we are the lessor when the requisite criteria is met to be treated as such. The present value of the lease payments is computed using the rate implicit in the lease (if known) or our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis of a similar term at an amount equal to the lease payments.
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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Certain stock options, which are priced higher than the average market price of our shares for the periods ended June 30, 2020 and 2019 would be anti-dilutive and therefore have been excluded from the weighted average shares used in computing diluted net income per share. These options could become dilutive in future periods. Similarly, certain recently granted RSUs and PSUs are also excluded using the treasury stock method as their impact would be anti-dilutive. The dilutive effect of weighted average shares outstanding excludes approximately 0.9 million and 0.8 million shares for the three and six month period ended June 30, 2020, respectively, and excludes approximately 0.6 million and 0.4 million shares for the three and six month period ended June 30, 2019, respectively, as their effect would have been anti-dilutive on our net income per share.
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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
Disaggregation of Revenue
We disaggregate revenue from contracts with customers by payor type and major service line. We determined that disaggregating revenue into these categories achieves the disclosure objective of illustrating the differences in the nature, amount, timing and uncertainty of our revenue streams. During the second quarter of 2020, we received Relief Funds distributed by HHS that represent reimbursements for a portion of our lost revenue and are recognized as other revenue in our consolidated statements of operations as cash was received and we met the requisite funding requirements. Other revenue is outside of the scope of ASC 606.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Disaggregated revenue by payor type and major service line was as follows:

	Three Months Ended June 30, 2020
	Reporting Segment		Corporate and Other	Total
(in thousands)	Healthcare	Research
Payor/Service Line
Remote cardiac monitoring services - Medicare	$33,281	$—	$—	$33,281
Remote cardiac monitoring services - commercial payors	41,399	—	—	41,399
Clinical trial support and related services	—	11,459	—	11,459
Technology devices, consumables and related services	—	—	3,268	3,268
Subtotal	74,680	11,459	3,268	89,407
Other revenue	9,702	—	—	9,702
Total revenue	$84,382	$11,459	$3,268	$99,109

	Three Months Ended June 30, 2019
	Reporting Segment		Corporate and Other	Total
(in thousands)	Healthcare	Research
Payor/Service Line
Remote cardiac monitoring services - Medicare	$36,096	$—	$—	$36,096
Remote cardiac monitoring services - commercial payors	58,908	—	—	58,908
Clinical trial support and related services	—	13,879	—	13,879
Technology devices, consumables and related services	—	—	2,920	2,920
Total revenue	$95,004	$13,879	$2,920	$111,803

	Six Months Ended June 30, 2020
	Reporting Segment		Corporate and Other	Total
(in thousands)	Healthcare	Research
Payor/Service Line
Remote cardiac monitoring services - Medicare	$73,409	$—	$—	$73,409
Remote cardiac monitoring services - commercial payors	96,978	—	—	96,978
Clinical trial support and related services	—	25,279	—	25,279
Technology devices, consumables and related services	—	—	6,772	6,772
Subtotal	170,387	25,279	6,772	202,438
Other revenue	9,702	—	—	9,702
Total revenue	$180,089	$25,279	$6,772	$212,140

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Six Months Ended June 30, 2019
	Reporting Segment		Corporate and Other	Total
(in thousands)	Healthcare	Research
Payor/Service Line
Remote cardiac monitoring services - Medicare	$70,031	$—	$—	$70,031
Remote cardiac monitoring services - commercial payors	112,982	—	—	112,982
Clinical trial support and related services	—	26,843	—	26,843
Technology devices, consumables and related services	—	—	5,926	5,926
Total revenue	$183,013	$26,843	$5,926	$215,782
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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
We have not made any significant changes to judgments in applying ASC 606 to the Healthcare segment during the three and six months ended June 30, 2020 and 2019.
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
We have not made any significant changes to judgments in applying ASC 606 to the Research segment during the three and six months ended June 30, 2020 and 2019.
Technology Device, Consumable and Related Service Revenue (Corporate and Other category)
Our Corporate and Other category revenue is primarily derived from the sale of non-invasive cardiac monitors to healthcare companies, wireless blood glucose meters and test strips to wholesale distributors of diabetes supplies and diabetic patients, as well as product repairs. Performance obligations are primarily the sale of devices, related goods and repairs provided by us. These contracts transfer control to a customer at a point in time based on the transfer of title for the underlying good or service. We provide standard warranty provisions.
We determine the transaction price based on fixed consideration in our contractual agreements with our customers and allocate the transaction price to each performance obligation based on the relative stand-alone selling price. We determine the relative stand-alone selling price utilizing our observable prices for the sale of the underlying goods. We have historical experience of collecting substantially all of the

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

transaction price and thus believe that no material loss has been incurred as of the measurement date. As such, we are not providing an implicit price concession but, rather, have chosen to accept the risk of default, and adjustments to the transaction price are recorded as credit loss expense.
We have not made any significant changes to judgments in applying ASC 606 to the Corporate and Other category during the three and six months ended June 30, 2020 and 2019.
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
As of June 30, 2020 and December 31, 2019, we had contract assets of $9.9 million and $15.1 million, respectively, related to cardiac monitoring services, which are included as a component of Healthcare accounts receivable on our consolidated balance sheets. As of June 30, 2020 and December 31, 2019, we also had contract assets of $2.0 million and $1.7 million, respectively, related to our Corporate and Other category revenue contracts, which are included as a component of other accounts receivable on our consolidated balance sheets.
As of June 30, 2020 and December 31, 2019, we had contract liabilities of $25.4 million and $1.6 million, respectively. Generally, our contract liabilities primarily relate to the Research segment where customers paid upfront deposits upon contract execution for future services to be performed by us; however, during the second quarter of 2020, we received and held $23.7 million of advanced payments from CMS under their Accelerated and Advance Payment Program for our future services related to our Healthcare segment which are recorded as contract liabilities, in addition to $1.7 million of Research segment upfront deposits, as of June 30, 2020. We expect to begin applying these advanced payments for our future services in the third quarter of 2020.
If the Research contract is canceled, those upfront deposits are refundable if service was not yet provided. Our contract liabilities are included as a component of accrued liabilities on our consolidated balance sheets.
For the three months ended June 30, 2020, the amount recognized as revenue from the contract liabilities balance as of March 31, 2020 was $0.7 million, while for the six months ended June 30, 2020, the amount recognized as revenue from the contract liabilities as of December 31, 2019 was $0.8 million. Similarly, for the three months ended June 30, 2019, the amount recognized as revenue from the contract liabilities balance as of March 31, 2019 was $0.9 million, while for the six months ended June 30, 2019, the amount recognized as revenue from the contract liabilities as of December 31, 2018 was $1.6 million. There were no significant changes or impairment losses incurred related to contract balances during the six months ended June 30, 2020.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Allowance For Credit Losses
We record an allowance for credit losses based on historical collection trends, the current state of the healthcare market and current and projected future industry trends. Disaggregated allowance by portfolio was as follows:

	Three Months Ended June 30, 2020
	Portfolio		Total
(in thousands)	Healthcare	Other
Beginning balance	$37,980	$548	$38,528
Current period credit loss expense*	6,105	61	6,166
Write-offs	(6,555)	(67)	(6,622)
Ending Balance	$37,530	$542	$38,072

	Six Months Ended June 30, 2020
	Portfolio		Total
(in thousands)	Healthcare	Other
Beginning balance	$31,780	$201	$31,981
Cumulative effect of change in accounting principle	—	347	347
Current period credit loss expense*	12,125	61	12,186
Write-offs	(6,555)	(67)	(6,622)
Recoveries collected	180	—	180
Ending Balance	$37,530	$542	$38,072
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

We incurred $1.4 million of acquisition-related costs associated with Geneva for the year ended December 31, 2019. The costs were included in other charges in our consolidated statements of income. The revenues and income of Geneva for periods prior to our acquisition were immaterial to our consolidated operating results.

4. Inventory
Inventory consists of the following:

(in thousands)	June 30, 2020	December 31, 2019
Raw materials and supplies	$4,741	$4,429
Finished goods	2,188	1,309
Total inventory	$6,929	$5,738

5. Fair Value Measurements
We have determined that our long-term debt, classified as Level 2, has a fair value consistent with its carrying value, net of debt discount and deferred charges, of $157.7 million and $194.7 million as of June 30, 2020 and December 31, 2019, respectively.
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
The following table provides a reconciliation of the beginning and ending balances of acquisition-related contingent consideration:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Beginning balance	$12,650	$15,990	$12,940	$—
Acquisition-related contingent consideration	—	—	—	15,990
Measurement period adjustments to acquisition-related contingent consideration	—	(2,820)	—	(2,820)
Change in fair value of acquisition-related contingent consideration	2,140	(1,810)	1,850	(1,810)
Ending balance	$14,790	$11,360	$14,790	$11,360

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
The changes in the acquisition-related contingent consideration related to the Geneva acquisition during the three and six months ended June 30, 2020 and 2019, are primarily due to changes in estimates associated with our future stock price, with the impact being recognized as a component of other charges.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6. Goodwill and Intangible Assets
Goodwill was recognized at the time of our acquisitions. The following table presents the carrying amount of goodwill allocated to our reportable segments, as well as the changes to goodwill during the six months ended June 30, 2020:

	Reporting Segment		Corporate and Other
(in thousands)	Healthcare	Research		Total
Balance at December 31, 2019	$276,014	$16,293	$9,014	$301,321
Currency translation	12	—	—	12
Balance at June 30, 2020	$276,026	$16,293	$9,014	$301,333

The gross carrying amounts and accumulated amortization of our intangible assets are as follows:

(in thousands, except years)	Weighted Average Life (Years)	June 30, 2020	December 31, 2019
Gross Carrying Value:
Customer relationships	10.1	$154,894	$149,420
Technology, including internally developed software	6.7	24,399	21,892
Backlog	4.0	3,100	3,100
Trade names	15.0	2,500	2,500
Covenants not to compete	4.7	425	424
Total intangible assets, gross		185,318	177,336
Accumulated Amortization:
Customer relationships		(45,548)	(38,270)
Technology, including internally developed software		(7,727)	(6,153)
Backlog		(3,100)	(2,842)
Trade names		(222)	(138)
Covenants not to compete		(397)	(337)
Total accumulated amortization		(56,994)	(47,740)
Total intangible assets, net		$128,324	$129,596

During the quarter ended June 30, 2020, we acquired customer relationships in exchange for future payments included in other long-term liabilities on our consolidated balance sheet.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The estimated amortization for our finite-lived intangible assets for the remainder of 2020, the next four fiscal years, and thereafter, is summarized as follows as of June 30, 2020:

(in thousands)
Remainder of 2020	$10,127
2021	20,050
2022	19,541
2023	18,763
2024	17,231
Thereafter	42,612
Total estimated amortization	$128,324

7. Accrued Liabilities
Accrued liabilities consist of the following:

(in thousands)	June 30, 2020	December 31, 2019
Compensation	$11,630	$13,167
Right of use liabilities - operating leases	5,497	5,187
Professional fees	3,151	4,128
Contract liabilities	25,427	1,584
Non-income taxes	489	427
Interest	—	569
Operating costs	998	637
Other	814	1,619
Total	$48,006	$27,318

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
Our revolving credit facility bears interest, at our election, of (i) with respect to Eurodollar borrowings, LIBOR plus the applicable Eurodollar margin and (ii) with respect to base rate borrowings,

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

the Base Rate (the “prime rate” as published in the Wall Street Journal) plus the applicable Base Rate margin. The applicable margin for both LIBOR and Base Rate loans is determined by reference to our Consolidated Total Net Leverage Ratio, as defined in the 2020 Credit Agreement. As of June 30, 2020, the applicable margin is 1.125% for Eurodollar borrowings and 0.125% for base rate borrowings.
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
The carrying amount of our revolving credit facility was $157.7 million as of June 30, 2020, which is the principal amount outstanding, net of $4.3 million of unamortized deferred financing costs to be amortized over the remaining term of the 2020 Credit Agreement. The revolving credit facility is subject to an unused commitment fee, which is determined by reference to our Consolidated Total Net Leverage Ratio, as defined in the 2020 Credit Agreement. Our unused commitment fee as of June 30, 2020 was 0.175%.
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
Covenants
The 2020 Credit Agreement contains affirmative and financial covenants regarding the operations of our business and certain negative covenants that, among other things, limit our ability to incur additional indebtedness, grant certain liens, make certain investments, merge or consolidate, make certain restricted

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

payments and engage in certain asset dispositions, including a sale of all, or substantially all, of our property. As of June 30, 2020, we were in compliance with our covenants.

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
The components of our lease expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Operating lease cost:
Operating lease cost	$1,856	$1,513	$3,435	$2,921
Short-term lease cost	109	19	298	165
Total operating lease cost	1,965	1,532	3,733	3,086

Finance lease cost:
Amortization of right-of-use assets	86	848	175	1,713
Interest on lease liabilities	5	14	11	38
Total finance lease cost	91	862	186	1,751

Total lease cost	$2,056	$2,394	$3,919	$4,837

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Supplemental balance sheet information related to leases as of June 30, 2020 and December 31, 2019 is as follows:

	June 30, 2020		December 31, 2019
(in thousands, except percentages and years)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Property and equipment, net	$—	$386	$—	$493
Other assets	35,420	—	16,400	—
Total right-of-use assets	35,420	386	16,400	493

Accrued liabilities	5,497	—	5,187	—
Current portion of finance lease obligations	—	255	—	394
Long-term portion of finance lease obligations	—	224	—	289
Other long-term liabilities	32,888	—	14,029	—
Total lease obligations	$38,385	$479	$19,216	$683

Weighted average remaining lease term (years)	8.0	2.0	5.0	1.9
Weighted average discount rate	3.6%	4.0%	4.4%	4.5%

Future maturities of lease liabilities as of June 30, 2020 are as follows:

(in thousands)	Operating Leases	Finance Leases
Remainder of 2020	$3,472	$159
2021	6,632	210
2022	5,570	109
2023	4,851	10
2024	4,624	9
Thereafter	19,166	1
Total minimum lease payments	44,315	498
Less imputed interest	(5,930)	(19)
Present value of lease liabilities	$38,385	$479

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Supplemental cash flow information related to leases is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(1,720)	$(1,393)	$(3,278)	$(2,865)
Operating cash flows from finance leases	(5)	(14)	(11)	(38)
Financing cash flows from finance leases	(153)	(496)	(332)	(1,659)

Right-of-use assets obtained in exchange for lease obligations, net of incentives:
Operating leases	2,051	6	19,106	21,816
Finance leases	$—	$—	$68	$787

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Acquisition and integration costs	$1,137	$1,422	$1,300	$2,982
Information technology incident costs, net of insurance proceeds	255	—	(21)	—
Change in fair value of acquisition-related contingent consideration	2,140	(1,810)	1,850	(1,810)
Patent and other litigation	839	2,622	2,745	3,651
Other costs	632	—	1,213	481
Total	$5,003	$2,234	$7,087	$5,304

11. Equity
Common Stock
As of June 30, 2020 and December 31, 2019, we were authorized to issue 200,000,000 shares of common stock. As of June 30, 2020 and December 31, 2019, we had 34,185,144 and 34,023,053, respectively, shares issued and outstanding.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Preferred Stock
As of June 30, 2020 and December 31, 2019, we were authorized to issue 10,000,000 shares of preferred stock. As of June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

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
2017 Omnibus Incentive Plan (OIP)
On May 11, 2017, our stockholders approved the OIP, which replaced the 2008 Plan. Stock options, RSUs, PSUs and PSOs have been granted under the OIP. Under the terms of the OIP, any cancellation, forfeiture or expiry of equity awards granted under the 2008 Plan roll into the availability under the OIP. There were 1,500,308 shares available for grant under the OIP as of June 30, 2020.
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
Stock option and PSO activity is summarized as follows:

Stock Options	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	2,691,059	$22.67
Granted	253,403	47.93
Forfeited	(9,874)	55.59
Exercised	(36,926)	23.31
Outstanding as of June 30, 2020	2,897,662	$24.76	5.6	$69,702
Exercisable as of June 30, 2020	1,992,447	$13.69	4.2	$65,132
Expected to vest as of June 30, 2020	840,114	$49.12	8.5	$4,242

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Performance Stock Options	Number of PSOs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	30,000	$21.45
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding as of June 30, 2020	30,000	$21.45	6.5	$712
Exercisable as of June 30, 2020	30,000	$21.45	6.5	$712

The table below summarizes certain additional information with respect to our options:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per option amounts)	2020	2019	2020	2019
Aggregate intrinsic value of options exercised	$648	$864	$842	$16,923
Cash received from the exercise of stock options	789	418	860	3,341
Weighted average grant date fair value per option	$20.99	$30.24	$26.58	$40.76

The total compensation cost of options granted but not yet vested was $21.4 million as of June 30, 2020, which is expected to be recognized over a weighted average period of approximately three years.
RSU and PSU activity is summarized as follows:

	Restricted Stock Units		Performance Stock Units
	Number of RSUs	Weighted Average Grant Date Fair Value	Number of PSUs	Weighted Average Grant Date Fair Value
Units outstanding as of December 31, 2019	270,052	$41.70	90,020	$55.06
Granted	140,747	47.30	51,839	60.36
Forfeited	(2,061)	42.64	(561)	56.57
Vested	(114,078)	32.90	—	—
Units outstanding as of June 30, 2020	294,660	$47.78	141,298	$57.00

Consistent with prior years, during 2020, we granted awards to certain participants in the form of PSUs. These PSUs will vest at the end of a three-year performance period only if long-term financial goals have been achieved, with the vested shares then increased or decreased based on our total stockholder return relative to the companies in the Russell 2000 Index during the same period. At grant date, 51,839 2020 PSUs were granted at “target” levels; however, for share pool purposes, we have reserved an additional 51,839 shares in the event that the combined financial performance and market conditions achieve maximum levels. For the 2018, 2019 and 2020 PSUs combined, we have 141,298 shares reserved as of June 30, 2020 in the event that actual results achieve “maximum” levels. Should any PSU grant not achieve the maximum level, the excess of the maximum shares reserved over the “achieved” level will be returned to the share pool availability.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Additional information about our RSUs is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Aggregate market value of RSUs vested	$1,556	$1,279	$5,691	$12,833

The total compensation cost of RSUs and PSUs granted but not yet vested, inclusive of the PSUs for which vesting has been deemed probable as of June 30, 2020, was $10.7 million, which is expected to be recognized over a weighted average period of approximately two years. Additionally, there were 603,931 RSUs vested but not released at June 30, 2020.
Employee Stock Purchase Plan
In May 2020, our stockholders approved the BioTelemetry, Inc. Amended and Restated 2017 Employee Stock Purchase Plan (the “ESPP”) to increase the number of shares reserved for issuance to 1,000,000. Substantially all of our employees are eligible to participate in the ESPP. Under the ESPP, each participant may purchase option value of our shares, through payroll deductions, not to exceed $25,000 of grant date fair value in a calendar year. The purchase price per share is equal to the lower of 85% of the closing market price on the first day of the offering period, or 85% of the closing market price on the day of purchase. Proceeds received from the issuance of shares are credited to stockholders’ equity in the period that the shares are issued. Purchases under the ESPP are made in March and September. For the six months ended June 30, 2020, an aggregate of 59,697 shares were purchased in accordance with the ESPP. Net proceeds from the issuance of shares of common stock under the ESPP for the six months ended June 30, 2020 were $1.6 million. At June 30, 2020, 672,974 shares remain available for purchase under the ESPP.
Our aggregate stock-based compensation expense is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Stock options	$2,041	$1,820	$4,715	$3,279
Restricted stock units	1,296	1,074	2,603	1,993
Performance stock units	70	152	(761)	71
Employee stock purchase plan	271	431	503	683
Total stock-based compensation expense	$3,678	$3,477	$7,060	$6,026

13. Income Taxes
The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur. We review and update our estimated annual effective tax rate each quarter. We recorded an income tax provision of $0.7 million and $5.9 million for the three and six months ended June 30, 2020, respectively, based on our estimated annual 2020 effective tax rate. We recognized an income tax provision of $4.8 million and $2.7 million for the three and six months ended June 30, 2019, respectively, based on our estimated annual 2019 effective tax rate adjusted for discrete items.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

At June 30, 2020 and December 31, 2019, we had deferred tax assets, net of deferred tax liabilities and valuation allowance, of $7.2 million and $12.6 million, respectively.
We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes line in the consolidated statements of operations. During the six months ended June 30, 2020, we recognized an immaterial amount of interest expense in the consolidated statements of operations associated with our unrecognized tax benefits.
At June 30, 2020 and December 31, 2019, we had net reserves of $35.4 million and $34.8 million, respectively, for unrecognized tax benefits, which are recorded as a component of other long-term liabilities within our consolidated balance sheets.

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

	Three Months Ended June 30, 2020
	Reporting Segment		Corporate and Other
(in thousands)	Healthcare	Research		Consolidated
Total revenue	$84,382	$11,459	$3,268	$99,109
Gross profit	56,341	4,426	760	61,527
Income/(loss) before income taxes	26,005	919	(23,987)	2,937
Depreciation and amortization	8,962	923	994	10,879
Capital expenditures	8,692	395	1,039	10,126

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended June 30, 2019
	Reporting Segment		Corporate and Other
(in thousands)	Healthcare	Research		Consolidated
Total revenue	$95,004	$13,879	$2,920	$111,803
Gross profit	64,387	5,335	518	70,240
Income/(loss) before income taxes	32,514	1,052	(20,459)	13,107
Depreciation and amortization	8,327	1,004	861	10,192
Capital expenditures	9,080	1,306	372	10,758

	Six Months Ended June 30, 2020
	Reporting Segment		Corporate and Other
(in thousands)	Healthcare	Research		Consolidated
Total revenue	$180,089	$25,279	$6,772	$212,140
Gross profit	120,765	10,101	1,169	132,035
Income/(loss) before income taxes	55,881	2,962	(43,573)	15,270
Depreciation and amortization	17,397	1,989	1,978	21,364
Capital expenditures	14,903	786	1,421	17,110

	Six Months Ended June 30, 2019
	Reporting Segment		Corporate and Other
(in thousands)	Healthcare	Research		Consolidated
Total revenue	$183,013	$26,843	$5,926	$215,782
Gross profit	124,251	9,669	1,098	135,018
Income/(loss) before income taxes	62,122	1,816	(41,219)	22,719
Depreciation and amortization	16,618	1,932	1,663	20,213
Capital expenditures	13,522	1,788	782	16,092

15. Subsequent Event
On July 27, 2020, we entered into an Asset Purchase Agreement, between BioTelemetry, Inc., Telcare Medical Supply, LLC, Centene Corporation and Envolve PeopleCare, Inc. (the “Centene Agreement”), to acquire the On.DemandTM remote patient monitoring and coaching platform.  On.DemandTM is a mHealth solution that combines real-time monitoring of biometric data with cellular- and web-based technology, proactive and reactive health coaching, population health reporting and customizable interventions.
Pursuant to the terms of the Centene Agreement, we acquired certain assets and assumed certain liabilities that were utilized in the On.Demand business for $6.5 million in cash as well as a maximum of $2.5 million of contingent consideration. We plan to assign On.Demand to our Corporate and Other category.

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
Executive Summary
The following is a summary of certain financial highlights and trends related to the quarter ended June 30, 2020:

•	Recognized $99.1 million in total revenue, a decrease of 11.4% compared to the prior year period, reflecting the impact of COVID-19.

•	April was the low point for revenue after which we saw incremental improvement in May and June.

•	In April, we scaled back our operations to mitigate the impact of the reduction in revenue. As volume has begun to recover, we have recalled furloughed and reduced-hour employees.

•	We generated positive cash flow in the quarter and repaid $70.0 million on our credit facility.
Recent Developments
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, and, in the following weeks, many U.S. states and localities issued lockdown orders impacting demand for our services. We are following the guidelines from public health officials and government agencies, including implementation of enhanced cleaning measures, social distancing guidelines and work from home policies. To date, we have not seen a significant impact to our supply chain with regards to our ability to obtain supplies, inventory or materials or a significant change in prices. We continue to monitor the situation closely.
Our second quarter results reflect the impact the pandemic had on BioTelemetry. We expect the ultimate significance of the impact on our financial condition, results of operations and cash flows will be dictated by the length of time that such circumstances continue and any further governmental and public actions taken in response, including how quickly state governments decide to lift or replace restrictions.

While these unknowns make it more challenging for us to estimate future performance, our business is flexible in terms of our ability to adjust the cost structure to the appropriate level in response to the demand for our services. During the second quarter of 2020, we received $9.7 million from the United States Department of Health and Human Services (“HHS”) Relief Funds appropriated under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) for a portion of our lost revenues, as well as $23.7 million of advanced payments for our future services from the Centers for Medicare and Medicaid Services (“CMS”) under their Accelerated and Advance Payment Program. We believe we will have sufficient liquidity available through our operating cash flow and access to our credit facility.
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

Results of Operations
Three Months Ended June 30, 2020 and June 30, 2019
Revenue

	Three Months Ended
	June 30,		Change
(in thousands, except percentages)	2020	2019	$	%
Healthcare	$74,680	$95,004	$(20,324)	(21.4)%
Research	11,459	13,879	(2,420)	(17.4)%
Corporate and Other	3,268	2,920	348	11.9%
Subtotal	89,407	111,803	(22,396)	(20.0)%
Other revenue	9,702	—	9,702
Total revenue	$99,109	$111,803	$(12,694)	(11.4)%
Total revenue for the three months ended June 30, 2020 decreased 11.4% due to the impact of the COVID-19 pandemic across most of our businesses. The decrease in Healthcare revenue was driven by generally lower demand for our monitoring services, as patients were hampered in their ability to see prescribing medical professionals. Since the stay-at-home orders have begun to be lifted and medical professionals have adjusted their practices to the pandemic, we saw an increase in overall demand for our monitoring services as the quarter progressed. Research revenue declined due to study close outs coupled with the delay in new study starts, primarily due to COVID–19. Corporate and Other revenue increased due to continued growth of diabetic product sales. Additionally, during the quarter we received Relief Funds distributed by HHS that represent reimbursements for a portion of our lost revenue and are recognized as other revenue.
Gross Profit

	Three Months Ended
	June 30,		Change
(in thousands, except percentages)	2020	2019	$	%
Gross profit	$61,527	$70,240	$(8,713)	(12.4)%
Percentage of total revenue	62.1%	62.8%
Gross profit for the three months ended June 30, 2020 decreased due to lower revenues, partially offset by the other revenue and cost reductions, including the deferral of pay increases, cancellation of travel and furloughing of a limited number of employees in certain operational areas that were directly impacted by our decreased volume.

General and Administrative Expense

	Three Months Ended
	June 30,		Change
(in thousands, except percentages)	2020	2019	$	%
General and administrative expense	$31,099	$30,587	$512	1.7%
Percentage of total revenue	31.4%	27.4%
General and administrative expense for the three months ended June 30, 2020 increased primarily due to increased headcount and related costs, increased spending on software and cloud hosting services, and increased facility and rent expenses. Increases in technology expenses are being driven by our ongoing growth and investment in our business systems and infrastructure.
Sales and Marketing Expense

	Three Months Ended
	June 30,		Change
(in thousands, except percentages)	2020	2019	$	%
Sales and marketing expense	$10,521	$12,795	$(2,274)	(17.8)%
Percentage of total revenue	10.6%	11.4%
Sales and marketing expense for the three months ended June 30, 2020 decreased primarily due to a reduction in revenue-based commissions and reduced travel by our sales teams resulting from the various restrictions in place due to the COVID-19 pandemic.
Credit Loss Expense

	Three Months Ended
	June 30,		Change
(in thousands, except percentages)	2020	2019	$	%
Credit loss expense	$6,166	$5,379	$787	14.6%
Percentage of total revenue	6.2%	4.8%
Credit loss expense (formerly bad debt expense) for the three months ended June 30, 2020 increased primarily due to the timing of Healthcare collections, which was slowed due, in part, to the economic impact of COVID-19. Credit loss expense for the three months ended June 30, 2020 in Research and the Corporate and Other category was minimal.
Research and Development Expense

	Three Months Ended
	June 30,		Change
(in thousands, except percentages)	2020	2019	$	%
Research and development expense	$2,699	$3,532	$(833)	(23.6)%
Percentage of total revenue	2.7%	3.2%
Research and development expense for the three months ended June 30, 2020 decreased primarily due to the increased allocation of labor costs to projects capitalized as technology assets. Our research and development team continues to focus on bringing new products and technologies to market, including the further incorporation of artificial intelligence and machine learning into our services.
Other Charges

	Three Months Ended
	June 30,		Change
(in thousands, except percentages)	2020	2019	$	%
Other charges	$5,003	$2,234	$2,769	123.9%
Percentage of total revenue	5.0%	2.0%
Other charges for the three months ended June 30, 2020 increased primarily due to the change in the fair value of acquisition-related contingent consideration, partially offset by a decrease in patent and other litigation costs. For further details, please see “Part I; Item 1, Financial Statements; Note 10. Other Charges.”
Other Expense

	Three Months Ended
	June 30,		Change
(in thousands, except percentages)	2020	2019	$	%
Interest expense	$(1,702)	$(2,538)	$836	(32.9)%
Loss on equity method investment	—	(154)	154	(100.0)%
Other non-operating income/(expense), net	(1,400)	86	(1,486)	(1,727.9)%
Total other expense, net	$(3,102)	$(2,606)	$(496)	19.0%
Percentage of total revenue	3.1%	2.3%
Total other expense, net for the three months ended June 30, 2020 increased primarily due to the effect of non-cash foreign currency transaction losses. This was partially offset by a decline in our current year interest expense as a result of the decrease in the LIBOR rate and the impact of our 2020 Credit Agreement. The 2020 Credit Agreement reduced our applicable LIBOR margin at the current Consolidated Total Net Leverage Ratio (as defined in the 2020 Credit Agreement) by 37.5 basis points. For further details regarding the 2020 Credit Agreement, please see “Part I; Item 1, Financial Statements; Note 8. Credit Agreement.”
Income Taxes

	Three Months Ended
	June 30,		Change
(in thousands, except percentages)	2020	2019	$	%
Provision for income taxes	$(656)	$(4,807)	$4,151	(86.4)%
Effective tax rate	22.3%	36.7%
For the three months ended June 30, 2020 and 2019, we recorded an income tax provision based on our estimated annual effective tax rate adjusted for discrete items.

Six Months Ended June 30, 2020 and June 30, 2019
Revenue

	Six Months Ended
	June 30,		Change
(in thousands, except percentages)	2020	2019	$	%
Healthcare	$170,387	$183,013	$(12,626)	(6.9)%
Research	25,279	26,843	(1,564)	(5.8)%
Corporate and Other	6,772	5,926	846	14.3%
Subtotal	202,438	215,782	(13,344)	(6.2)%
Other revenue	9,702	—	9,702
Total revenue	$212,140	$215,782	$(3,642)	(1.7)%
Total revenue for the six months ended June 30, 2020 decreased 1.7% due to the impact of the COVID-19 pandemic across most of our businesses. The decrease in Healthcare revenue was driven by the lower demand for our MCT and Event services as patients were hampered in their ability to see prescribing medical professionals. This was partially offset by an increase in our extended Holter (ePatch™) and long-term cardiac monitoring services. Research revenue declined due to study close outs coupled with the delay in new study starts, primarily due to COVID–19. Corporate and Other revenue increased due to continued growth of diabetic product sales. Additionally, during the six months ended June 30, 2020, we received Relief Funds distributed by HHS that represent reimbursements for a portion of our lost revenue and are recognized as other revenue.
Gross Profit

	Six Months Ended
	June 30,		Change
(in thousands, except percentages)	2020	2019	$	%
Gross profit	$132,035	$135,018	$(2,983)	(2.2)%
Percentage of total revenue	62.2%	62.6%
Gross profit for the six months ended June 30, 2020 decreased due to lower revenues, partially offset by other revenue and cost reductions, including the deferral of pay increases, cancellation of travel and furloughing a limited number of employees in certain operational areas that were directly impacted by our decreased volume.
General and Administrative Expense

	Six Months Ended
	June 30,		Change
(in thousands, except percentages)	2020	2019	$	%
General and administrative expense	$62,980	$58,194	$4,786	8.2%
Percentage of total revenue	29.7%	27.0%
General and administrative expense for the six months ended June 30, 2020 increased primarily due to additional headcount and related costs, as well as increased technology expenses driven by our ongoing growth and investment in our business systems and infrastructure.

Sales and Marketing Expense

	Six Months Ended
	June 30,		Change
(in thousands, except percentages)	2020	2019	$	%
Sales and marketing expense	$23,967	$25,235	$(1,268)	(5.0)%
Percentage of total revenue	11.3%	11.7%
Sales and marketing expense for the six months ended June 30, 2020 decreased primarily due to a reduction in revenue-based commissions and reduced travel by our sales teams resulting from the various restrictions in place due to the COVID-19 pandemic.
Credit Loss Expense

	Six Months Ended
	June 30,		Change
(in thousands, except percentages)	2020	2019	$	%
Credit loss expense	$12,186	$10,527	$1,659	15.8%
Percentage of total revenue	5.7%	4.9%
Credit loss expense (formerly bad debt expense) for the six months ended June 30, 2020 increased primarily due to the timing of Healthcare collections, which was slowed due, in part, to the economic impact of COVID-19. Credit loss expense for the six months ended June 30, 2020 in Research and the Corporate and Other category was minimal.
Research and Development Expense

	Six Months Ended
	June 30,		Change
(in thousands, except percentages)	2020	2019	$	%
Research and development expense	$6,267	$6,865	$(598)	(8.7)%
Percentage of total revenue	3.0%	3.2%
Research and development expense for the six months ended June 30, 2020 decreased primarily due to the increased allocation of labor costs to projects capitalized as technology assets. Our research and development team continues to focus on bringing new products and technologies to market, including the further incorporation of artificial intelligence and machine learning into our services.
Other Charges

	Six Months Ended
	June 30,		Change
(in thousands, except percentages)	2020	2019	$	%
Other charges	$7,087	$5,304	$1,783	33.6%
Percentage of total revenue	3.3%	2.5%
Other charges for the six months ended June 30, 2020 increased primarily due to the change in the fair value of acquisition-related contingent consideration, partially offset by a decrease in acquisition and integration costs. For further details, please see “Part I; Item 1, Financial Statements; Note 10. Other Charges.”
Other Expense

	Six Months Ended
	June 30,		Change
(in thousands, except percentages)	2020	2019	$	%
Interest expense	$(3,809)	$(5,020)	$1,211	(24.1)%
Loss on equity method investment	—	(186)	186	(100.0)%
Other non-operating expense, net	(469)	(968)	499	(51.5)%
Total other expense, net	$(4,278)	$(6,174)	$1,896	(30.7)%
Percentage of total revenue	2.0%	2.9%
Total other expense, net for the six months ended June 30, 2020 decreased primarily due to the decline in our interest expense as a result of the decrease in the LIBOR rate and the impact of our 2020 Credit Agreement. The 2020 Credit Agreement reduced our applicable LIBOR margin at the current Consolidated Total Net Leverage Ratio (as defined in the 2020 Credit Agreement) by 37.5 basis points. For further details regarding the 2020 Credit Agreement, please see “Part I; Item 1, Financial Statements; Note 8. Credit Agreement.”
Income Taxes

	Six Months Ended
	June 30,		Change
(in thousands, except percentages)	2020	2019	$	%
Provision for income taxes	$(5,880)	$(2,734)	$(3,146)	115.1%
Effective tax rate	38.5%	12.0%
For the six months ended June 30, 2020 and 2019, we recorded an income tax provision based on our estimated annual effective tax rate adjusted for discrete items. The change in the provision for income taxes is driven by higher stock compensation deductions in the prior year.

Liquidity and Capital Resources
The following table highlights certain information related to our liquidity and capital resources:

(in thousands, except ratios)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$84,003	$68,614
Healthcare accounts receivable, net of allowance for credit losses	65,525	71,851
Other accounts receivable, net of allowance for credit losses	15,088	15,625
Availability under revolving credit facility	238,000	50,000

Working capital	$106,164	$112,579
Current ratio	2.5	3.0

Total operating lease obligations	$38,385	$19,216
Total finance lease obligations	479	683
Total debt	$157,655	$194,667
The following table highlights certain cash flow activities:

	Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019
Net income	$9,390	$19,985
Non-cash adjustments to net income	47,967	37,159
Cash provided by/(used for) working capital	12,188	(21,014)
Cash provided by operating activities	69,545	36,130

Cash used in investing activities	(17,110)	(60,858)

Cash used in financing activities	$(36,988)	$(4,448)
Cash Provided By Operating Activities
The increase in cash provided by operating activities was partially due to the receipt of funds from government stimulus programs. We received $9.7 million in HHS funding for a portion of our lost revenue, as well as $23.7 million of advanced payments for our future services from CMS under their Accelerated and Advance Payment Program. We expect to begin applying these advanced payments for our future services in the third quarter of 2020.
Non-cash adjustments to net income increased for the six months ended June 30, 2020 primarily due to the changes in acquisition-related contingent consideration, increases in other non-cash expenses, credit loss expense, depreciation and amortization, deferred income taxes and stock-based compensation.
Cash Used In Investing Activities
During the six months ended June 30, 2020 we slightly increased our purchases for equipment and internally developed software, consistent with our continuation of the launch of our next generation products used in our monitoring services. During the six months ended June 30, 2019, we spent $44.8 million, net of cash acquired, related to our Geneva acquisition, with no cash outflows related to acquisitions in the current year period.
Cash Used In Financing Activities
The increase in cash used in financing activities during the six months ended June 30, 2020 was primarily due to the net effect of the borrowings and repayments resulting from the amendment of our credit facility (as defined below). As a result of our cash flows from operations, during the second quarter of 2020 we were able to repay $70.0 million on our revolver, including the $35.0 million we borrowed in the first quarter of 2020.
On January 27, 2020, we entered into an Amended and Restated Credit Agreement (the “2020 Credit Agreement”) with Truist Bank (successor to SunTrust Bank) in the form of a revolving credit facility. The 2020 Credit Agreement provides us more favorable financial terms, giving us more flexibility in the future. As of June 30, 2020, we had $238.0 million of availability under our revolving credit facility. For further details regarding this agreement, please see “Part I; Item 1. Financial Statements; Notes to Consolidated Financial Statements; Note 8. Credit Agreement” of this report.
We believe that our operating cash receipts will be sufficient to cover our operating cash needs. We do not expect the cash receipts in the second quarter related to certain COVID-related government stimulus programs to be reoccurring.

Contractual Obligations and Commitments
Our contractual obligations payable reflected in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 have materially changed as a result of the 2020 Credit Agreement.
The following table describes our long-term contractual obligations and commitments as of June 30, 2020:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$44,315	$6,787	$11,311	$9,008	$17,209
Finance lease obligations	498	264	218	14	2
Purchase obligations(1)	27,950	4,821	9,643	13,486	—
Deferred consideration - cash	11,068	—	11,068	—	—
Debt and interest obligations(2)	172,555	2,111	4,222	166,222	—
Total(3)(4)(5)	$256,386	$13,983	$36,462	$188,730	$17,211
________________
(1) Represents minimum annual volume commitments to purchase equipment and supplies under certain of our supplier contracts.

(2)
Our debt bears a variable interest rate, at our election, with an applicable margin determined by the 2020 Credit Agreement. The amounts above assume the principal, rate and margin as of June 30, 2020 throughout the remaining term. The principal, rate and margin may fluctuate, as may our election of LIBOR or Base Rate pricing, throughout the term of the loan. Excluded from the amounts in the table is the 0.175% commitment fee payable on the unused portion of our line of credit.

(3)
In connection with certain acquisitions completed in 2019 and 2018, we have acquisition-related contingent consideration obligations payable to the sellers in these transactions upon the achievement of certain revenue-based milestones that are not reflected in the table above. The maximum aggregate undiscounted amounts potentially payable not included in the table above total $2.0 million, with the exception of Geneva, which is uncapped. As of June 30, 2020, the estimate of the cash portion of the Geneva contingent consideration is $9.7 million, which is scheduled to be paid in early 2022 and subject to certain indemnification obligations. See “Part I; Item 1. Financial Statements; Notes to Consolidated Financial Statements; Note 3. Acquisitions” in this Quarterly Report on Form 10-Q for further discussion related to the Geneva contingent consideration.

(4)
As of June 30, 2020, our other long-term liabilities in our consolidated balance sheet includes reserves for unrecognized tax benefits. We are unable to make reasonably reliable estimates of both the timing of tax audit outcomes and if unfavorable, the timing of payments; therefore, such amounts are not included in the above contractual obligation table. See “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 17. Income Taxes” in our Annual Report on Form 10-K for further discussion related to uncertain tax positions.

(5)
In conjunction with an acquisition of customer relationships in the second quarter of 2020, we entered into a royalty agreement. The cash to be paid related to this royalty is uncapped but is estimated to be approximately $4.1 million over the five year term of the agreement. As the obligation is based on revenue, which can vary from year to year, and there are no minimum or maximum royalty payments, no amounts are included in the above contractual obligations table.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our cash and cash equivalents as of June 30, 2020 were $84.0 million. We do not invest in any short-term or long-term securities, nor do we hold any derivative financial instruments for trading or speculative purposes.
At June 30, 2020, we had $157.7 million of variable rate debt, inclusive of debt discounts and deferred charges, at a rate of LIBOR plus the applicable margin, or the prime rate plus the applicable margin. A 1.0% change in either the LIBOR rate, prime rate, or the applicable margin would result in a change in interest expense of approximately $1.6 million. For further details regarding our debt, rates or applicable margin, please refer to “Part I; Item 1, Financial Statements; Notes to Consolidated Financial Statements; Note 8. Credit Agreement” within this Quarterly Report on Form 10-Q.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief

Executive Officer (the Principal Executive Officer) and Chief Financial Officer (the Principal Financial Officer) have concluded that our disclosure controls and procedures were effective as of June 30, 2020.
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
On April 5, 2019, a complaint filed under seal in the U.S. District Court for the Eastern District of Pennsylvania against the Company by private relators under the Federal False Claims Act, and analogous state acts, was unsealed. The U.S. Department of Justice notified the District Court of its decision not to intervene in the case at this time, and the case is currently stayed until November 2020 while the U.S. Department of Justice determines whether it will intervene in the case.
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

Item 1A.  Risk Factors
In evaluating an investment in BioTelemetry common stock, investors should consider carefully, among other things, “Part I; Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, as well as the information contained in our Quarterly Report on Form 10-Q, for the period ended March 31, 2020, which could materially affect our business, financial condition or future results. The risks described in those reports are not the only risks facing BioTelemetry. Additional risks and uncertainty not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or future results.

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

BIOTELEMETRY, INC.

Date: July 30, 2020	By:	/s/ Heather C. Getz
Heather C. Getz, CPA
Executive Vice President, Chief Financial and Administrative Officer
(Principal Financial Officer and authorized officer of the Registrant)