Form 10-Q
period 2020-09-30
BIOTELEMETRY, INC.
filed 2020-10-29
CIK 1574774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of October 23, 2020, 34,260,799 shares of the registrant’s common stock were outstanding.

BioTelemetry, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2020

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This document includes certain forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995 regarding, among other things, our growth prospects, the prospects for our products and our confidence in our future. These statements may be identified by words such as “expect,” “anticipate,” “estimate,” “intend,” “plan,” “believe,” “promises” and other words and terms of similar meaning. Examples of forward-looking statements include statements we make regarding our ability to increase demand for our products and services, to leverage our Mobile Cardiac Outpatient Telemetry platform, to expand into new markets, to grow our market share, our expectations regarding revenue trends in our segments and the achievement of cost efficiencies through process improvement. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including important factors that could delay, divert or change any of these expectations, and could cause actual outcomes and results to differ materially from current expectations. These factors include, among other things:
•our ability to identify acquisition candidates, acquire them on attractive terms and integrate their operations into our business;
•our ability to educate physicians and continue to obtain prescriptions for our products and services;
•changes to insurance coverage and reimbursement levels by Medicare and commercial payors for our products and services;
•our ability to attract and retain talented executive management and sales personnel;
•the commercialization of new competitive products;
•acceptance of our new products and services, such as our mobile cardiac telemetry (“MCT”) patch;
•the impact of the COVID-19 pandemic;
•the impact of the October 2019 information technology incident;
•our ability to obtain and maintain required regulatory approvals for our products, services and manufacturing facilities;
•changes in governmental regulations and legislation;
•adverse regulatory action;
•our ability to obtain and maintain adequate protection of our intellectual property;
•interruptions or delays in the telecommunications systems and/or information technology systems that we use;
•our ability to successfully resolve outstanding legal proceedings; and
•the other factors that are described in “Part I; Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, as well as the factors that are described in “Part II; Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the period ended March 31, 2020.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as may be required by law.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements
BIOTELEMETRY, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)	(Unaudited) September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$90,229	$68,614
Healthcare accounts receivable, net of allowance for credit losses of $37,338 and $31,780, at September 30, 2020 and December 31, 2019, respectively	72,351	71,851
Other accounts receivable, net of allowance for credit losses of $556 and $201, at September 30, 2020 and December 31, 2019, respectively	16,287	15,625
Inventory	5,538	5,738
Prepaid expenses and other current assets	5,976	6,505
Total current assets	190,381	168,333
Property and equipment, net of accumulated depreciation of $77,216 and $76,095, at September 30, 2020 and December 31, 2019, respectively	63,138	56,380
Intangible assets, net	129,023	129,596
Goodwill	305,591	301,321
Deferred tax assets	4,273	12,626
Other assets	44,689	17,464
Total assets	$737,095	$685,720
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,229	$24,198
Accrued liabilities	46,530	27,318
Current portion of finance lease obligations	253	394
Current portion of long-term debt	—	3,844
Total current liabilities	68,012	55,754
Long-term portion of finance lease obligations	194	289
Long-term debt	157,883	190,823
Other long-term liabilities	114,625	71,937
Total liabilities	340,714	318,803
Stockholders’ equity:
Common stock—$0.001 par value as of September 30, 2020 and December 31, 2019; 200,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 34,258,980 and 34,023,053 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	34	34
Paid-in capital	467,006	453,366
Accumulated other comprehensive loss	(402)	(469)
Accumulated deficit	(70,257)	(86,014)
Total stockholders’ equity	396,381	366,917
Total liabilities and stockholders’ equity	$737,095	$685,720
See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Revenue	$114,655	$111,291	$317,093	$327,073
Other revenue	—	—	9,702	—
Total revenue	114,655	111,291	326,795	327,073
Cost of revenue	45,668	41,952	125,773	122,716
Gross profit	68,987	69,339	201,022	204,357
Operating expenses:
General and administrative	32,757	29,651	95,737	87,845
Sales and marketing	11,652	12,572	35,619	37,807
Credit loss expense	6,465	5,858	18,651	16,385
Research and development	3,039	3,661	9,306	10,526
Other charges	3,186	2,598	10,273	7,902
Total operating expenses	57,099	54,340	169,586	160,465
Income from operations	11,888	14,999	31,436	43,892
Other expense:
Interest expense	(902)	(2,338)	(4,711)	(7,358)
Loss on equity method investments	—	(65)	—	(251)
Other non-operating expense, net	(312)	(845)	(781)	(1,813)
Total other expense, net	(1,214)	(3,248)	(5,492)	(9,422)
Income before income taxes	10,674	11,751	25,944	34,470
Provision for income taxes	(3,960)	(3,468)	(9,840)	(6,202)
Net income	$6,714	$8,283	$16,104	$28,268

Net income per common share:
Basic	$0.20	$0.24	$0.47	$0.83
Diluted	$0.18	$0.23	$0.44	$0.78
Weighted average number of common shares outstanding:
Basic	34,321	33,908	34,267	33,885
Dilutive common stock equivalents	2,303	2,360	2,362	2,560
Diluted	36,624	36,268	36,629	36,445
See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Net income	$6,714	$8,283	$16,104	$28,268
Other comprehensive income/(loss):
Foreign currency translation gain/(loss)	112	(167)	67	(880)
Comprehensive income	$6,826	$8,116	$16,171	$27,388
See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2020	2019
OPERATING ACTIVITIES
Net income	$16,104	$28,268
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense	18,651	16,385
Depreciation and amortization	32,882	30,508
Stock-based compensation	11,080	9,662
Accretion of debt discount	735	932
Deferred income taxes	6,983	5,021
Change in fair value of acquisition-related contingent consideration	3,060	(1,720)
Other non-cash items	335	(105)
Changes in operating assets and liabilities:
Healthcare and other accounts receivable	(20,160)	(34,637)
Inventory	200	934
Prepaid expenses and other assets	(2,921)	(3,493)
Accounts payable	(2,969)	640
Accrued and other liabilities	27,454	207
Net cash provided by operating activities	91,434	52,602
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(6,500)	(44,766)
Purchases of property and equipment and investment in internally developed software	(27,877)	(23,686)
Net cash used in investing activities	(34,377)	(68,452)
FINANCING ACTIVITIES
Proceeds related to the exercising of stock options and employee stock purchase plan	4,215	7,045
Payments of tax withholdings related to vesting of share-based awards	(1,655)	(4,955)
Principal payments on long-term debt	(197,825)	(3,844)
Principal payments on revolving credit facility	(70,000)	—
Proceeds from borrowings on revolving credit facility	232,000	—
Payment of debt issuance costs	(1,693)	—
Principal payments on finance lease obligations	(417)	(1,735)
Net cash used in financing activities	(35,375)	(3,489)
Effect of exchange rate changes on cash	(67)	23
Net increase/(decrease) in cash and cash equivalents	21,615	(19,316)
Cash and cash equivalents - beginning of period	68,614	80,889
Cash and cash equivalents - end of period	$90,229	$61,573
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash purchases of property and equipment	$4,987	$1,721
Non-cash fair value of equity issued for acquisition of business	—	2,142
Non-cash fair value of customer lists acquired	5,470	—
Cash paid for interest	3,571	6,301
Cash paid for taxes	$2,881	$617
See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except shares)	Shares	Amount
Balance at June 30, 2020	34,185,144	$34	$461,279	$(514)	$(76,971)	$383,828
Share issuances related to stock compensation plans	73,836	—	1,707	—	—	1,707
Stock-based compensation	—	—	4,020	—	—	4,020
Currency translation adjustment	—	—	—	112	—	112
Net income	—	—	—	—	6,714	6,714
Balance at September 30, 2020	34,258,980	$34	$467,006	$(402)	$(70,257)	$396,381

	Common Stock		Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except shares)	Shares	Amount
Balance at June 30, 2019	33,888,920	$34	$443,135	$(457)	$(95,873)	$346,839
Share issuances related to stock compensation plans	102,187	—	2,316	—	—	2,316
Stock-based compensation	—	—	3,636	—	—	3,636
Currency translation adjustment	—	—	—	(167)	—	(167)
Net income	—	—	—	—	8,283	8,283
Balance at September 30, 2019	33,991,107	$34	$449,087	$(624)	$(87,590)	$360,907

See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except shares)	Shares	Amount
Balance at December 31, 2019	34,023,053	$34	$453,366	$(469)	$(86,014)	$366,917
Cumulative effect of change in accounting principle	—	—	—	—	(347)	(347)
Share issuances related to stock compensation plans	268,965	—	4,215	—	—	4,215
Stock-based compensation	—	—	11,080	—	—	11,080
Shares withheld to cover taxes on vesting of share-based awards	(33,038)	—	(1,655)	—	—	(1,655)
Currency translation adjustment	—	—	—	67	—	67
Net income	—	—	—	—	16,104	16,104
Balance at September 30, 2020	34,258,980	$34	$467,006	$(402)	$(70,257)	$396,381

	Common Stock		Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except shares)	Shares	Amount
Balance at December 31, 2018	33,406,364	$33	$426,054	$256	$(115,858)	$310,485
Share issuances related to stock compensation plans	599,161	1	7,044	—	—	7,045
Stock-based compensation	—	—	9,662	—	—	9,662
Shares withheld to cover taxes on vesting of share-based awards	(64,418)	—	(4,955)	—	—	(4,955)
Issuance of stock related to business combination	50,000	—	2,142	—	—	2,142
Deferred purchase price consideration - equity portion	—	—	9,140	—	—	9,140
Currency translation adjustment	—	—	—	(880)	—	(880)
Net income	—	—	—	—	28,268	28,268
Balance at September 30, 2019	33,991,107	$34	$449,087	$(624)	$(87,590)	$360,907

See accompanying Notes to Consolidated Financial Statements.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies
a) Principles of Consolidation & Reclassifications
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X and include the accounts of BioTelemetry, Inc. and its wholly owned subsidiaries (“BioTelemetry,” the “Company,” “we,” “our” or “us”). In the opinion of management, all adjustments (which are of a normal and recurring nature) considered necessary to present fairly the financial position as of September 30, 2020 and December 31, 2019 and the results of operations, statements of comprehensive income, cash flows, and equity for the interim periods ended September 30, 2020 and 2019 have been included. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for any interim period are not indicative of the results of the full year. Certain information and footnote disclosures normally included in consolidated financial statements presented in accordance with U.S. GAAP, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
The fair value of our acquisition-related contingent consideration (classified as Level 3) is measured on a recurring basis using either a Monte Carlo simulation or a probability-weighted scenario method, depending on the type of measure to which the contingency is applied. The Monte Carlo model uses assumptions, including estimated projected revenues, estimated stock price volatility in future periods, estimated discount rates and discounts for the lack of marketability of common stock. The probability-weighted scenario method considers several different paths of milestone achievement and weights those probabilities of achievement. These estimates are subject to a significant level of judgment.
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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

d) Accounts Receivable and Allowance for Credit Losses
Healthcare accounts receivable, including contract assets, are recorded at the time Healthcare segment revenue is recognized and are presented on the consolidated balance sheet net of an allowance for credit losses. For our contracted payors, we determine revenue based on negotiated prices for the services provided. Based on our history, we have experience collecting substantially all of the negotiated contracted rates and are therefore not providing an implicit price concession. Because of continuing changes in the health care industry and third-party reimbursement, it is possible that our estimates of collectability could change, which could have a material impact on our operations and cash flows.
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
e) Accounting for Government Stimulus Receipts
During the second quarter of 2020, we received funding under certain COVID-19 government stimulus programs. Relief Funds distributed by the United States Department of Health and Human Services (“HHS”), appropriated under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which represent reimbursements for a portion of our lost revenue, are recognized as other revenue in our consolidated statements of operations as cash was received in the second quarter of 2020 and we have met the requisite funding criteria based on available guidance. We also received advanced payments for our future services in the second quarter of 2020 related to our Healthcare segment from the Centers for Medicare and Medicaid Services (“CMS”) under their Accelerated and Advance Payment Program, a portion of which are recorded as a component of accrued liabilities, with the remainder recorded as other long-term liabilities on our consolidated balance sheet. The classification of those amounts was determined by estimating the volume of newly submitted claims, which will offset the advance payments previously received, in accordance with the guidelines of the Continuing Appropriations Act, 2021 and Other Extensions Act (H.R. 8337), signed into law on October 1, 2020. We currently do not expect to receive additional funds under these programs.
f) Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration is our obligation, arising from an acquisition, to transfer additional assets and/or equity interests to the seller if certain future events occur or conditions are met. The fair value of the contingency is estimated as of the acquisition date using certain unobservable inputs (and therefore classified as Level 3 in the fair value hierarchy) and is recorded as a liability. We re-measure the estimated fair value of acquisition-related contingent consideration at each reporting date. Adjustments subsequent to the acquisition measurement period are recorded in other

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

charges in the consolidated statements of operations. Changes to the inputs used in the measurement of acquisition-related contingent consideration include estimated projected revenues, estimated customer volumes, estimated stock price volatility in future periods, estimated discount rates and discounts for the lack of marketability of common stock. Acquisition-related contingent consideration may change significantly as our inputs and assumptions noted above evolve and additional data is obtained. The inputs and assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in different fair value estimates that may have a material impact on our results from operations and financial position.
g) Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, Healthcare accounts receivable, including contract assets related to our cardiac monitoring services, and other accounts receivable. We maintain our cash and cash equivalents with high quality financial institutions to mitigate this risk. We perform ongoing credit evaluations of our customers and generally do not require collateral. We record an allowance for credit losses in accordance with the procedures described above. Past-due amounts are written off against the allowance for credit losses when collections are believed to be unlikely and all collection efforts have ceased.
At September 30, 2020 and December 31, 2019, one payor, Medicare, accounted for 22% of our total gross accounts receivable.
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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
Certain stock options, which are priced higher than the average market price of our shares for the periods ended September 30, 2020 and 2019 would be anti-dilutive and therefore have been excluded from the weighted average shares used in computing diluted net income per share. These options could become dilutive in future periods. Similarly, certain recently granted RSUs and PSUs are also excluded using the treasury stock method as their impact would be anti-dilutive. The dilutive effect of weighted average shares outstanding excludes approximately 1.0 million and 0.9 million shares for the three and nine months ended September 30, 2020, respectively, and excludes approximately 1.0 million and 0.4 million shares for the three and nine months ended September 30, 2019, respectively, as their effect would have been anti-dilutive on our net income per share.
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
We report our business under two segments: Healthcare and Research. The Healthcare segment is focused on remote cardiac monitoring to identify cardiac arrhythmias or heart rhythm disorders and to monitor the functionality of implantable cardiac devices. We offer cardiologists, electrophysiologists, neurologists and primary care physicians a full spectrum of solutions, which provides them with a single source of cardiac monitoring services. The Research segment is engaged in centralized core laboratory services providing cardiac monitoring, imaging services, scientific consulting and data management services for drug and medical device trials. Included in the Corporate and Other category is the manufacturing, testing and marketing of cardiac and blood glucose monitoring devices to medical companies, clinics and hospitals, as well as population health management products and services to

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

patients, payors and physicians and corporate overhead and other items not allocated to any of our reportable segments.
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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Disaggregation of Revenue
We disaggregate revenue from contracts with customers by payor type and major service line. We determined that disaggregating revenue into these categories achieves the disclosure objective of illustrating the differences in the nature, amount, timing and uncertainty of our revenue streams. During the second quarter of 2020, we received Relief Funds distributed by HHS that represent reimbursements for a portion of our lost revenue and are recognized as other revenue in our consolidated statements of operations as cash was received and we have met the requisite funding requirements based on available guidance. Other revenue is outside of the scope of ASC 606.
Disaggregated revenue by payor type and major service line was as follows:

	Three Months Ended September 30, 2020
	Reporting Segment		Corporate and Other	Total
(in thousands)	Healthcare	Research
Payor/Service Line
Remote cardiac monitoring services - Medicare	$41,417	$—	$—	$41,417
Remote cardiac monitoring services - commercial payors	57,051	—	—	57,051
Clinical trial support and related services	—	12,117	—	12,117
Technology devices, consumables and related services	—	—	4,070	4,070
Total revenue	$98,468	$12,117	$4,070	$114,655

	Three Months Ended September 30, 2019
	Reporting Segment		Corporate and Other	Total
(in thousands)	Healthcare	Research
Payor/Service Line
Remote cardiac monitoring services - Medicare	$39,537	$—	$—	$39,537
Remote cardiac monitoring services - commercial payors	54,336	—	—	54,336
Clinical trial support and related services	—	14,236	—	14,236
Technology devices, consumables and related services	—	—	3,182	3,182
Total revenue	$93,873	$14,236	$3,182	$111,291

	Nine Months Ended September 30, 2020
	Reporting Segment		Corporate and Other	Total
(in thousands)	Healthcare	Research
Payor/Service Line
Remote cardiac monitoring services - Medicare	$114,826	$—	$—	$114,826
Remote cardiac monitoring services - commercial payors	154,029	—	—	154,029
Clinical trial support and related services	—	37,396	—	37,396
Technology devices, consumables and related services	—	—	10,842	10,842
Subtotal	268,855	37,396	10,842	317,093
Other revenue	9,702	—	—	9,702
Total revenue	$278,557	$37,396	$10,842	$326,795

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Nine Months Ended September 30, 2019
	Reporting Segment		Corporate and Other	Total
(in thousands)	Healthcare	Research
Payor/Service Line
Remote cardiac monitoring services - Medicare	$114,573	$—	$—	$114,573
Remote cardiac monitoring services - commercial payors	162,313	—	—	162,313
Clinical trial support and related services	—	41,079	—	41,079
Technology devices, consumables and related services	—	—	9,108	9,108
Total revenue	$276,886	$41,079	$9,108	$327,073
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
A summary of the payment arrangements with payors is as follows:
•Contracted payors (including Medicare): We determine the transaction price based on negotiated prices for services provided, on a case rate basis, as provided for under the relevant Current Procedural Terminology (“CPT”) codes.
•Non-contracted payors: Non-contracted commercial and government insurance carriers often reimburse out-of-network rates provided for under the relevant CPT codes on a case rate basis. Our transaction price includes implicit price concessions based on our historical collection experience for non-contracted payors.
We are utilizing the portfolio approach practical expedient in ASC 606 for our payor contracts in the Healthcare segment. We account for the contracts within each portfolio as a collective group, rather than individual contracts. Based on our history with these portfolios and the similar nature and characteristics of the payors within each portfolio, we have concluded that the financial statement effects are not materially different than if accounting for revenue on a contract-by-contract basis.
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
We have not made any significant changes to judgments in applying ASC 606 to the Healthcare segment during the three and nine months ended September 30, 2020 and 2019.
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
We have historical experience of collecting substantially all of the fees for services performed and thus believe that no material loss has been incurred as of the measurement date. As such, we are not providing an implicit price concession but, rather, have chosen to accept the risk of default, and adjustments to the transaction price are recorded as credit loss expense.
We have not made any significant changes to judgments in applying ASC 606 to the Research segment during the three and nine months ended September 30, 2020 and 2019.
Technology Device, Consumable and Related Service Revenue (Corporate and Other category)
Our Corporate and Other category revenue is primarily derived from the sale of non-invasive cardiac monitors to healthcare companies, wireless blood glucose meters and test strips to wholesale distributors of diabetes supplies and diabetic patients, population health management products and services to patients, payors and physicians, as well as product repairs. Performance obligations are primarily the sale of devices, related goods, services and repairs provided by us. These contracts transfer control to a customer at a point in time based on the transfer of title for the underlying good or service. We provide standard warranty provisions.
We determine the transaction price based on fixed consideration in our contractual agreements with our customers and allocate the transaction price to each performance obligation based on the

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

relative stand-alone selling price. We determine the relative stand-alone selling price utilizing our observable prices for the sale of the underlying goods. We have historical experience of collecting substantially all of the transaction price and thus believe that no material loss has been incurred as of the measurement date. As such, we are not providing an implicit price concession but, rather, have chosen to accept the risk of default, and adjustments to the transaction price are recorded as credit loss expense.
We have not made any significant changes to judgments in applying ASC 606 to the Corporate and Other category during the three and nine months ended September 30, 2020 and 2019.
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
As of September 30, 2020 and December 31, 2019, we had contract assets of $13.1 million and $15.1 million, respectively, related to cardiac monitoring services, which are included as a component of Healthcare accounts receivable on our consolidated balance sheets. As of September 30, 2020 and December 31, 2019, we also had contract assets of $1.8 million and $1.7 million, respectively, related to our Corporate and Other category revenue contracts, which are included as a component of other accounts receivable on our consolidated balance sheets.
As of September 30, 2020 and December 31, 2019, we had total contract liabilities of $25.3 million and $1.6 million, respectively. Generally, our contract liabilities primarily relate to the Research segment where customers paid upfront deposits upon contract execution for future services to be performed by us; however, during the second quarter of 2020, we received and held $23.7 million of advanced payments from CMS under their Accelerated and Advance Payment Program for our future services related to our Healthcare segment, of which $16.6 million are recorded within accrued liabilities, with the remaining $7.1 million recorded as a component of other long-term liabilities. The classification of those amounts was determined by estimating the volume of newly submitted claims, which will offset the advance payments previously received, in accordance with the guidelines of the Continuing Appropriations Act, 2021 and Other Extensions Act (H.R. 8337), signed into law on October 1, 2020. In addition, we had approximately $1.5 million of Research segment upfront deposits as of September 30, 2020. If the Research contract is canceled, those upfront deposits are refundable if service was not yet provided. Our contract liabilities are included as a component of accrued liabilities on our consolidated balance sheets.
For the three months ended September 30, 2020, the amount recognized as revenue from the contract liabilities balance as of June 30, 2020 was $0.8 million, while for the nine months ended September 30, 2020, the amount recognized as revenue from the contract liabilities as of December 31, 2019 was $1.2 million. Similarly, for the three months ended September 30, 2019, the amount recognized as revenue from the contract liabilities balance as of June 30, 2019 was $0.6 million, while for the nine months ended September 30, 2019, the amount recognized as revenue from the contract liabilities as of December 31, 2018 was $1.9 million. There were no significant changes or impairment losses incurred related to contract balances during the nine months ended September 30, 2020.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Allowance For Credit Losses
We record an allowance for credit losses based on historical collection trends, the current state of the healthcare market and current and projected future industry trends. Disaggregated allowance by portfolio was as follows:

	Three Months Ended September 30, 2020
	Portfolio		Total
(in thousands)	Healthcare	Other
Beginning balance	$37,530	$542	$38,072
Current period credit loss expense*	6,451	14	6,465
Write-offs	(6,643)	—	(6,643)
Ending Balance	$37,338	$556	$37,894

	Nine Months Ended September 30, 2020
	Portfolio		Total
(in thousands)	Healthcare	Other
Beginning balance	$31,780	$201	$31,981
Cumulative effect of change in accounting principle	—	347	347
Current period credit loss expense*	18,576	75	18,651
Write-offs	(13,198)	(67)	(13,265)
Recoveries collected	180	—	180
Ending Balance	$37,338	$556	$37,894
* formerly bad debt expense

3. Acquisitions
On.Demand
On July 27, 2020, we entered into an Asset Purchase Agreement, between BioTelemetry, Inc., Telcare Medical Supply, LLC, Centene Corporation and Envolve PeopleCare, Inc. (the “On.Demand Agreement”), to acquire certain assets of Envolve PeopleCare, Inc., including the On.DemandTM remote patient monitoring and coaching platform. On.Demand is an mHealth solution that combines real-time monitoring of biometric data with cellular- and web-based technology, proactive and reactive health coaching, population health reporting and customizable interventions, and will accelerate the growth of our population health business.
Pursuant to the terms of the On.Demand Agreement, we acquired the On.Demand remote patient monitoring and coaching platform for $6.5 million in cash as well as a maximum of $2.5 million of acquisition-related contingent consideration. We have assigned On.Demand to our Corporate and Other category.
We have accounted for the transaction as a business combination, and as such, all assets acquired were recorded at their estimated fair values. We have preliminarily recorded approximately $2.7 million related to customer relationships along with $0.7 million related to acquired technology. The $4.2 million excess of the fair value of the purchase price over the fair value of the net assets acquired has

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

been recognized as goodwill, which represents the expected future benefits arising from the assembled workforce and other synergies and has been assigned to the Corporate and Other category and will be deductible for tax purposes. The contingent consideration, which is based on program volume growth over a three-year period, and capped at $2.5 million, has been preliminarily estimated at $1.1 million as of the acquisition date based on the estimated probability of achievement.
Our preliminary estimates are subject to subsequent adjustment as additional information is obtained, and we expect to finalize all accounting for this transaction when the valuation is complete. The primary areas of these estimates that are not yet finalized relate to the fair value of the acquisition-related contingent consideration, identifiable intangible assets as well as deferred income taxes. We expect to finalize all accounting for the On.Demand acquisition within one year of the acquisition date. The transaction costs related to this acquisition and revenues and results of operations of the acquired On.Demand business prior to our acquisition were all immaterial.
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
The estimated additional consideration of $32.0 million, as of the March 1, 2019 acquisition date, consists of the following:
•The Securityholders will, subject to potential deductions pursuant to the Geneva Agreement, receive additional consideration of $20.0 million, a total of $11.1 million of which will be paid in cash, and the remaining value will be settled in shares. We will issue a total of 131,594 shares of our common stock to settle the share-related portion of the obligation, based on the elections made by the Securityholders and the formulas within the Geneva Agreement.
•The estimated present value of the future cash payment of $11.1 million, which totaled $9.7 million as of the acquisition date, as well as the estimated fair value of our common stock of $9.1 million, has been included within the purchase price for Geneva. The estimated present value of the future cash payment is recorded as a component of other long-term liabilities and will be accreted to its redemption value through interest expense through the payment date. The estimated fair value of the 131,594 shares our common stock has been recorded within paid-in-capital.
•The Securityholders will also be eligible to receive additional consideration, in the form of both cash and shares, based on a predetermined formula that is driven by the future revenues of Geneva and does not have a predetermined limit. The total estimated acquisition-related contingent consideration as of the March 1, 2019 acquisition date was $13.2 million, which is also included in the purchase price of Geneva. The $13.2 million is recorded within other long-term liabilities and will be marked to market through earnings on a quarterly basis throughout the earn-out period. The equity portion of the acquisition-related contingent consideration requires liability classification and mark-to-market accounting pursuant to the provisions of ASC 815 - Derivatives and Hedging.
We acquired Geneva as part of our business strategy to go deeper and wider into the cardiac monitoring market. Geneva has developed an innovative proprietary cloud-based platform that aggregates data from the leading cardiac device manufacturers, enabling the Company to remotely monitor a physician’s patients with implantable cardiac devices such as pacemakers, defibrillators and

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
We incurred $1.4 million of acquisition-related costs associated with Geneva for the year ended December 31, 2019. The costs were included in other charges in our consolidated statements of operations. The revenues and income of Geneva for periods prior to our acquisition were immaterial to our consolidated operating results.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4. Inventory
Inventory consists of the following:

(in thousands)	September 30, 2020	December 31, 2019
Raw materials and supplies	$4,064	$4,429
Finished goods	1,474	1,309
Total inventory	$5,538	$5,738

5. Fair Value Measurements
We have determined that our long-term debt, classified as Level 2, has a fair value consistent with its carrying value, net of debt discount and deferred charges, of $157.9 million and $194.7 million as of September 30, 2020 and December 31, 2019, respectively.
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
The following table provides a reconciliation of the beginning and ending balances of acquisition-related contingent consideration:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Beginning balance	$14,790	$11,360	$12,940	$—
Acquisition-related contingent consideration	1,080	—	1,080	13,170
Change in fair value of acquisition-related contingent consideration	1,210	90	3,060	(1,720)
Ending balance	$17,080	$11,450	$17,080	$11,450
In conjunction with the On.Demand acquisition, we preliminarily recognized $1.1 million of acquisition-related contingent consideration on July 27, 2020 as a component of other long-term liabilities as the contingency will be finalized after the third anniversary of the closing date.
In conjunction with the Geneva acquisition, and after a measurement period adjustment recorded in the second quarter of 2019, we recognized $13.2 million of acquisition-related contingent consideration on March 1, 2019 as a component of other long-term liabilities as the contingency will be finalized after the third anniversary of the closing date.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The estimated fair value of the acquisition-related contingent consideration related to the On.Demand acquisition was determined using a probability-weighted scenario method, which considers several different paths of milestone achievement and weights those probabilities of achievement.
The estimated fair value of the acquisition-related contingent consideration related to the Geneva acquisition was determined using a Monte Carlo simulation, that considered numerous variables, including estimated projected revenues, future stock price, discount rates and discounts for lack of marketability of common stock. The estimates used in the probability-weighted scenario method and the Monte Carlo simulation are subject to a significant level of judgment.
The changes in the acquisition-related contingent consideration related to the Geneva acquisition during the three and nine months ended September 30, 2020 and 2019, are primarily due to changes in estimates associated with our future stock price, with the impact being recognized as a component of other charges.

6. Goodwill and Intangible Assets
Goodwill was recognized at the time of our acquisitions. The following table presents the carrying amount of goodwill allocated to our reportable segments, as well as the changes to goodwill during the nine months ended September 30, 2020:

	Reporting Segment		Corporate and Other
(in thousands)	Healthcare	Research		Total
Balance at December 31, 2019	$276,014	$16,293	$9,014	$301,321
Goodwill acquired	—	—	4,180	4,180
Currency translation	90	—	—	90
Balance at September 30, 2020	$276,104	$16,293	$13,194	$305,591

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The gross carrying amounts and accumulated amortization of our intangible assets are as follows:

(in thousands, except years)	Weighted Average Life (Years)	September 30, 2020	December 31, 2019
Gross Carrying Value:
Customer relationships	10.1	$158,236	$149,420
Technology, including internally developed software	6.7	26,659	21,892
Backlog	4.0	3,100	3,100
Trade names	15.0	2,500	2,500
Covenants not to compete	4.6	430	424
Total intangible assets, gross		190,925	177,336
Accumulated Amortization:
Customer relationships		(49,598)	(38,270)
Technology, including internally developed software		(8,529)	(6,153)
Backlog		(3,100)	(2,842)
Trade names		(264)	(138)
Covenants not to compete		(411)	(337)
Total accumulated amortization		(61,902)	(47,740)
Total intangible assets, net		$129,023	$129,596
The estimated amortization for our finite-lived intangible assets for the remainder of 2020, the next four fiscal years, and thereafter, is summarized as follows as of September 30, 2020:

(in thousands)
Remainder of 2020	$5,699
2021	21,099
2022	20,590
2023	19,552
2024	17,683
Thereafter	44,400
Total estimated amortization	$129,023

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. Accrued Liabilities
Accrued liabilities consist of the following:

(in thousands)	September 30, 2020	December 31, 2019
Advance Payment Program receipts	16,590	—
Compensation	$13,811	$13,167
Right of use liabilities - operating leases	6,125	5,187
Professional fees	4,863	4,128
Contract liabilities	1,543	1,584
Operating costs	886	637
Interest	97	569
Other	2,615	2,046
Total	$46,530	$27,318

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
Pursuant to the 2020 Credit Agreement, the Lenders agreed to provide us a $400.0 million senior secured revolving credit facility, which includes a $25.0 million sublimit for the issuance of standby letters of credit and a $40.0 million sublimit for swingline loans. The proceeds of the revolving credit facility were used to refinance indebtedness under the SunTrust Credit Agreement (as defined below) and to fund working capital and general corporate purposes.
Our revolving credit facility bears interest, at our election, of (i) with respect to Eurodollar borrowings, LIBOR plus the applicable Eurodollar margin and (ii) with respect to base rate borrowings, the Base Rate (the “prime rate” as published in the Wall Street Journal) plus the applicable Base Rate margin. The applicable margin for both LIBOR and Base Rate loans is determined by reference to our Consolidated Total Net Leverage Ratio, as defined in the 2020 Credit Agreement. As of September 30, 2020, the applicable margin is 1% for Eurodollar borrowings and 0% for base rate borrowings.
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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The carrying amount of our revolving credit facility was $157.9 million as of September 30, 2020, which is the principal amount outstanding, net of $4.1 million of unamortized deferred financing costs to be amortized over the remaining term of the 2020 Credit Agreement. The revolving credit facility is subject to an unused commitment fee, which is determined by reference to our Consolidated Total Net Leverage Ratio, as defined in the 2020 Credit Agreement. Our unused commitment fee as of September 30, 2020 was 0.15%.
We may increase commitments to the revolving credit facility or establish new incremental term loans at any time on or before the final maturity date of the revolving credit facility, which is January 27, 2025. Incremental commitments to the revolving facility or term loans under the 2020 Credit Agreement will be used to fund future acquisitions, working capital and general corporate purposes.
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
Covenants
The 2020 Credit Agreement contains affirmative and financial covenants regarding the operations of our business and certain negative covenants that, among other things, limit our ability to incur additional indebtedness, grant certain liens, make certain investments, merge or consolidate, make certain restricted payments and engage in certain asset dispositions, including a sale of all, or substantially all, of our property. As of September 30, 2020, we were in compliance with our covenants.

9. Leases
We lease our administrative and service facilities, as well as certain office equipment, monitoring devices and information technology equipment under arrangements classified as leases under ASC 842.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
The components of our lease expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Operating lease cost:
Operating lease cost	$2,181	$1,449	$5,616	$4,370
Short-term lease cost	127	83	425	248
Total operating lease cost	2,308	1,532	6,041	4,618

Finance lease cost:
Amortization of right-of-use assets	86	181	261	1,894
Interest on lease liabilities	5	11	16	49
Total finance lease cost	91	192	277	1,943

Total lease cost	$2,399	$1,724	$6,318	$6,561
Supplemental balance sheet information related to leases as of September 30, 2020 and December 31, 2019 is as follows:

	September 30, 2020		December 31, 2019
(in thousands, except percentages and years)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Property and equipment, net	$—	$346	$—	$493
Other assets	43,514	—	16,400	—
Total right-of-use assets	43,514	346	16,400	493

Accrued liabilities	6,125	—	5,187	—
Current portion of finance lease obligations	—	253	—	394
Long-term portion of finance lease obligations	—	194	—	289
Other long-term liabilities	40,628	—	14,029	—
Total lease obligations	$46,753	$447	$19,216	$683

Weighted average remaining lease term (years)	8.1	1.9	5.0	1.9
Weighted average discount rate	2.9%	3.7%	4.4%	4.5%

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Future maturities of lease liabilities as of September 30, 2020 are as follows:

(in thousands)	Operating Leases	Finance Leases
Remainder of 2020	$1,905	$86
2021	7,605	235
2022	6,713	121
2023	6,033	10
2024	5,926	9
Thereafter	25,452	1
Total minimum lease payments	53,634	462
Less imputed interest	(6,881)	(15)
Present value of lease liabilities	$46,753	$447
Supplemental cash flow information related to leases is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(1,958)	$(1,559)	$(5,236)	$(4,424)
Operating cash flows from finance leases	(5)	(11)	(16)	(49)
Financing cash flows from finance leases	(85)	(76)	(417)	(1,735)

Right-of-use assets obtained in exchange for lease obligations, net of incentives:
Operating leases	9,747	(669)	28,853	21,147
Finance leases	$53	$—	$121	$787

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

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Acquisition and integration costs	$120	$334	$1,420	$3,316
Change in fair value of acquisition-related contingent consideration	1,210	90	3,060	(1,720)
Patent and other litigation	1,110	2,144	3,855	5,807
Other costs	746	30	1,938	499
Total	$3,186	$2,598	$10,273	$7,902

11. Equity
Common Stock
As of September 30, 2020 and December 31, 2019, we were authorized to issue 200,000,000 shares of common stock. As of September 30, 2020 and December 31, 2019, we had 34,258,980 and 34,023,053, respectively, shares issued and outstanding.
Preferred Stock
As of September 30, 2020 and December 31, 2019, we were authorized to issue 10,000,000 shares of preferred stock. As of September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

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
2017 Omnibus Incentive Plan (OIP)
On May 11, 2017, our stockholders approved the OIP, which replaced the 2008 Plan. Stock options, RSUs, PSUs and PSOs have been granted under the OIP. Under the terms of the OIP, any cancellation, forfeiture or expiry of equity awards granted under the 2008 Plan roll into the availability under the OIP. There were 1,467,352 shares available for grant under the OIP as of September 30, 2020.

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
Stock option and PSO activity is summarized as follows:

Stock Options	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	2,691,059	$22.67
Granted	308,403	46.67
Forfeited	(32,529)	62.97
Exercised	(47,651)	21.32
Outstanding as of September 30, 2020	2,919,282	$24.78	5.3	$70,541
Exercisable as of September 30, 2020	2,039,160	$14.36	4.1	$66,022
Expected to vest as of September 30, 2020	816,828	$48.93	8.2	$4,193

Performance Stock Options	Number of PSOs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	30,000	$21.45
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding as of September 30, 2020	30,000	$21.45	6.3	$724
Exercisable as of September 30, 2020	30,000	$21.45	6.3	$724
The table below summarizes certain additional information with respect to our options:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per option amounts)	2020	2019	2020	2019
Aggregate intrinsic value of options exercised	$295	$1,261	$1,137	$18,184
Cash received from the exercise of stock options	156	614	1,016	3,955
Weighted average grant date fair value per option	$22.08	$24.00	$25.78	$38.64

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The total compensation cost of options granted but not yet vested was $20.1 million as of September 30, 2020, which is expected to be recognized over a weighted average period of approximately three years.
RSU and PSU activity is summarized as follows:

	Restricted Stock Units		Performance Stock Units
	Number of RSUs	Weighted Average Grant Date Fair Value	Number of PSUs	Weighted Average Grant Date Fair Value
Units outstanding as of December 31, 2019	270,052	$41.70	90,020	$55.06
Granted	144,200	47.15	51,839	60.36
Forfeited	(3,775)	44.99	(1,125)	58.47
Vested	(114,078)	32.90	—	—
Units outstanding as of September 30, 2020	296,399	$47.70	140,734	$56.99
Consistent with prior years, during 2020, we granted awards to certain participants in the form of PSUs. These PSUs will vest at the end of a three-year performance period only if long-term financial goals have been achieved, with the vested shares then increased or decreased based on our total stockholder return relative to the companies in the Russell 2000 Index during the same period. At grant date, 51,839 2020 PSUs were granted at target levels; however, for share pool purposes, we have reserved an additional 51,839 shares in the event that the combined financial performance and market conditions achieve maximum levels. For the 2018, 2019 and 2020 PSUs combined, we have 140,734 shares reserved as of September 30, 2020 in the event that actual results achieve maximum levels. Should any PSU grant not achieve the maximum level, the excess of the maximum shares reserved over the achieved level will be returned to the share pool availability.
Additional information about our RSUs is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Aggregate market value of RSUs vested	$—	$—	$5,691	$12,833
The total compensation cost of RSUs and PSUs granted but not yet vested, inclusive of the PSUs for which vesting has been deemed probable as of September 30, 2020, was $9.5 million, which is expected to be recognized over a weighted average period of approximately two years. Additionally, there were 603,931 RSUs vested but not released at September 30, 2020.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Employee Stock Purchase Plan
In May 2020, our stockholders approved the BioTelemetry, Inc. Amended and Restated 2017 Employee Stock Purchase Plan (the “ESPP”) to increase the number of shares reserved for issuance to 1,000,000. Substantially all of our employees are eligible to participate in the ESPP. Under the ESPP, each participant may purchase option value of our shares, through payroll deductions, not to exceed $25,000 of grant date fair value in a calendar year. The purchase price per share is equal to the lower of 85% of the closing market price on the first day of the offering period, or 85% of the closing market price on the day of purchase. Proceeds received from the issuance of shares are credited to stockholders’ equity in the period that the shares are issued. Purchases under the ESPP are made in March and September. For the nine months ended September 30, 2020, an aggregate of 122,808 shares were purchased in accordance with the ESPP. Net proceeds from the issuance of shares of common stock under the ESPP for the nine months ended September 30, 2020 were $3.2 million. At September 30, 2020, 609,863 shares remain available for purchase under the ESPP.
Our aggregate stock-based compensation expense is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Stock options	$2,066	$1,927	$6,781	$5,206
Restricted stock units	1,166	941	3,769	2,934
Performance stock units	566	121	(195)	192
Employee stock purchase plan	222	647	725	1,330
Total stock-based compensation expense	$4,020	$3,636	$11,080	$9,662

13. Income Taxes
The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur. We review and update our estimated annual effective tax rate each quarter. We recorded an income tax provision of $4.0 million and $9.8 million for the three and nine months ended September 30, 2020, respectively, based on our estimated annual 2020 effective tax rate adjusted for discrete items. We recorded an income tax provision of $3.5 million and $6.2 million for the three and nine months ended September 30, 2019, respectively, based on our estimated annual 2019 effective tax rate adjusted for discrete items.
At September 30, 2020 and December 31, 2019, we had deferred tax assets, net of deferred tax liabilities and valuation allowance, of $4.3 million and $12.6 million, respectively.
We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes line in the consolidated statements of operations. During the nine months ended September 30, 2020, we recognized an immaterial amount of interest expense in the consolidated statements of operations associated with our unrecognized tax benefits.

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

At September 30, 2020 and December 31, 2019, we had net reserves of $35.6 million and $34.8 million, respectively, for unrecognized tax benefits, which are recorded as a component of other long-term liabilities within our consolidated balance sheets.

14. Segment Information
We operate under two reportable segments: Healthcare and Research. The Healthcare segment is focused on remote cardiac monitoring to identify cardiac arrhythmias or heart rhythm disorders and to monitor the functionality of implantable cardiac devices. We offer cardiologists, electrophysiologists, neurologists and primary care physicians a full spectrum of solutions, which provides them with a single source of remote cardiac monitoring services. These services include MCT, event, traditional Holter, extended Holter, Pacemaker, International Normalized Ratio and Implantable Loop Recorder and other implantable cardiac device monitoring. The Research segment is engaged in centralized core laboratory services providing cardiac monitoring, imaging services, scientific consulting and data management services for drug and medical device trials. Included in the Corporate and Other category is the manufacturing, testing and marketing of cardiac and blood glucose monitoring devices to medical companies, clinics and hospitals, as well as population health management products and services to patients, payors and physicians, and corporate overhead and other items not allocated to any of our reportable segments.
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

	Three Months Ended September 30, 2020
	Reporting Segment		Corporate and Other
(in thousands)	Healthcare	Research		Consolidated
Total revenue	$98,468	$12,117	$4,070	$114,655
Gross profit	62,430	5,182	1,375	68,987
Income/(loss) before income taxes	28,929	1,641	(19,896)	10,674
Depreciation and amortization	9,676	800	1,042	11,518
Capital expenditures	9,175	485	1,107	10,767

	Three Months Ended September 30, 2019
	Reporting Segment		Corporate and Other
(in thousands)	Healthcare	Research		Consolidated
Total revenue	$93,873	$14,236	$3,182	$111,291
Gross profit	62,780	5,758	801	69,339
Income/(loss) before income taxes	29,843	1,964	(20,056)	11,751
Depreciation and amortization	8,337	1,059	899	10,295
Capital expenditures	6,428	774	392	7,594

BIOTELEMETRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Nine Months Ended September 30, 2020
	Reporting Segment		Corporate and Other
(in thousands)	Healthcare	Research		Consolidated
Total revenue	$278,557	$37,396	$10,842	$326,795
Gross profit	183,195	15,283	2,544	201,022
Income/(loss) before income taxes	84,810	4,603	(63,469)	25,944
Depreciation and amortization	27,073	2,789	3,020	32,882
Capital expenditures	24,078	1,271	2,528	27,877

	Nine Months Ended September 30, 2019
	Reporting Segment		Corporate and Other
(in thousands)	Healthcare	Research		Consolidated
Total revenue	$276,886	$41,079	$9,108	$327,073
Gross profit	187,031	15,427	1,899	204,357
Income/(loss) before income taxes	91,965	3,780	(61,275)	34,470
Depreciation and amortization	24,955	2,991	2,562	30,508
Capital expenditures	19,950	2,562	1,174	23,686

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
Executive Summary
The following is a summary of certain financial highlights and trends related to the quarter ended September 30, 2020:
•Recognized $114.7 million in total revenue, an increase of 3.0% compared to the prior year period, and a sequential increase of 15.7%, despite the impact of COVID-19.
•Increased patient volumes to pre-COVID-19 levels by the end of the third quarter in our Healthcare business.
•Completed the acquisition of certain assets and liabilities of Envolve PeopleCare, Inc, a Centene Corporation subsidiary, including the On.Demand remote patient monitoring and coaching platform, accelerating growth in our population health business.
•Reduced our applicable LIBOR margin 12.5 basis points during the quarter, for a total reduction of 50 basis points since December 31, 2019.
•Generated positive operating cash flow in the quarter of $21.9 million.
Recent Developments
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, and, in the following weeks, many U.S. states and localities issued lockdown orders impacting demand for our services. We are following the guidelines from public health officials and government agencies, including implementation of enhanced cleaning measures, social distancing guidelines and work from home policies. To date, we have not seen an impact to our supply chain with regards to our ability to obtain supplies, inventory or materials or a significant change in prices. We continue to monitor the situation closely.

Our year-to-date results reflect the impact of the pandemic. We expect the ultimate significance of the impact on our financial condition, results of operations and cash flows will be dictated by the length of time that such circumstances continue and any further governmental and public actions taken in response, including how quickly state governments decide to lift or replace restrictions. While these unknowns make it more challenging for us to estimate future performance, our business is flexible in terms of our ability to adjust the cost structure to the appropriate level in response to the demand for our services. During the second quarter of 2020, we received $9.7 million from the United States Department of Health and Human Services (“HHS”) Relief Funds appropriated under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) for a portion of our lost revenues, as well as $23.7 million of advanced payments for our future services from the Centers for Medicare and Medicaid Services (“CMS”) under their Accelerated and Advance Payment Program. We currently do not expect to receive additional funds under these programs. We believe we will have sufficient liquidity available through our operating cash flow and access to our credit facility.
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

Results of Operations
Three Months Ended September 30, 2020 and September 30, 2019
Revenue

	Three Months Ended
	September 30,		Change
(in thousands, except percentages)	2020	2019	$	%
Healthcare	$98,468	$93,873	$4,595	4.9%
Research	12,117	14,236	(2,119)	(14.9)%
Corporate and Other	4,070	3,182	888	27.9%
Total revenue	$114,655	$111,291	$3,364	3.0%
Total revenue for the three months ended September 30, 2020 increased 3.0% due to growth in Healthcare and Corporate and Other category revenue, partially offset by the decrease in Research revenue. The increase in Healthcare revenue was driven by growth in our recurring cardiac monitoring and extended wear Holter services, partially offset by lower mobile cardiac telemetry (“MCT”) patient revenue resulting from the impact of COVID-19 and negative payor mix. However, as the stay-at-home orders have continued to be lifted and medical professionals have adjusted their practices to the pandemic, we continue to see an increase in overall demand for our monitoring services since the low point in April. Research revenue declined due to study close outs coupled with the delay in new study starts, primarily due to COVID–19. Corporate and Other revenue increased due to growth of population health platform and services.

Gross Profit

	Three Months Ended
	September 30,		Change
(in thousands, except percentages)	2020	2019	$	%
Gross profit	$68,987	$69,339	$(352)	(0.5)%
Percentage of total revenue	60.2%	62.3%
Gross profit for the three months ended September 30, 2020 decreased slightly from prior year due to MCT volume declines related to COVID-19 and the related impact of our fixed cost absorption as well as the negative payor mix and growth in our recurring cardiac monitoring business, which carries lower margins.
General and Administrative Expense

	Three Months Ended
	September 30,		Change
(in thousands, except percentages)	2020	2019	$	%
General and administrative expense	$32,757	$29,651	$3,106	10.5%
Percentage of total revenue	28.6%	26.6%
General and administrative expense for the three months ended September 30, 2020 increased primarily due to an increase in headcount and related costs, stock-based compensation, software and cloud hosting services, as well as higher facility and rent expenses. Technology related expenses also increased, driven by our ongoing growth and investment in our business systems and infrastructure.
Sales and Marketing Expense

	Three Months Ended
	September 30,		Change
(in thousands, except percentages)	2020	2019	$	%
Sales and marketing expense	$11,652	$12,572	$(920)	(7.3)%
Percentage of total revenue	10.2%	11.3%
Sales and marketing expense for the three months ended September 30, 2020 decreased primarily due to a reduction in travel and trade shows attended by our sales teams resulting from the various restrictions in place due to the COVID-19 pandemic.
Credit Loss Expense

	Three Months Ended
	September 30,		Change
(in thousands, except percentages)	2020	2019	$	%
Credit loss expense	$6,465	$5,858	$607	10.4%
Percentage of total revenue	5.6%	5.3%
Credit loss expense (formerly bad debt expense) for the three months ended September 30, 2020 increased primarily due to increased Healthcare revenue and the timing of Healthcare collections, which was slowed due, in part, to the continued economic impact of COVID-19.

Research and Development Expense

	Three Months Ended
	September 30,		Change
(in thousands, except percentages)	2020	2019	$	%
Research and development expense	$3,039	$3,661	$(622)	(17.0)%
Percentage of total revenue	2.7%	3.3%
Research and development expense for the three months ended September 30, 2020 decreased primarily due to the increased allocation of labor costs to projects capitalized as technology assets based on the current status of our development activities on these technology assets. Our research and development team continues to focus on bringing new products and technologies to market, including the further incorporation of artificial intelligence and machine learning into our services.
Other Charges

	Three Months Ended
	September 30,		Change
(in thousands, except percentages)	2020	2019	$	%
Other charges	$3,186	$2,598	$588	22.6%
Percentage of total revenue	2.8%	2.3%
Other charges for the three months ended September 30, 2020 increased primarily due to the change in the fair value of acquisition-related contingent consideration and increases in other non-recurring charges, partially offset by a decrease in patent and other litigation costs. For further details, please see “Part I; Item 1, Financial Statements; Note 10. Other Charges.”
Other Expense

	Three Months Ended
	September 30,		Change
(in thousands, except percentages)	2020	2019	$	%
Interest expense	$(902)	$(2,338)	$1,436	(61.4)%
Loss on equity method investment	—	(65)	65	(100.0)%
Other non-operating expense, net	(312)	(845)	533	(63.1)%
Total other expense	$(1,214)	$(3,248)	$2,034	(62.6)%
Percentage of total revenue	1.1%	2.9%
Total other expense, net for the three months ended September 30, 2020 decreased primarily due to lower interest expense as a result of the decrease in the LIBOR rate and the impact of our 2020 Credit Agreement, including the lower principal balance under our revolving credit facility. The 2020 Credit Agreement reduced our applicable LIBOR margin at the current Consolidated Total Net Leverage Ratio (as defined in the 2020 Credit Agreement) by 50 basis points. For further details regarding the 2020 Credit Agreement, please see “Part I; Item 1, Financial Statements; Note 8. Credit Agreement.” Other expense also decreased as a result of the prior year non-cash foreign currency transaction loss, compared to a slight gain from non-cash foreign currency transactions in the current year.

Income Taxes

	Three Months Ended
	September 30,		Change
(in thousands, except percentages)	2020	2019	$	%
Provision for income taxes	$(3,960)	$(3,468)	$(492)	14.2%
Effective tax rate	37.1%	29.5%
For the three months ended September 30, 2020 and 2019, we recorded an income tax provision based on our estimated annual effective tax rate adjusted for discrete items. The increase in the effective tax rate is due to the greater impact of discrete items recognized in the prior year.
Nine Months Ended September 30, 2020 and September 30, 2019
Revenue

	Nine Months Ended
	September 30,		Change
(in thousands, except percentages)	2020	2019	$	%
Healthcare	$268,855	$276,886	$(8,031)	(2.9)%
Research	37,396	41,079	(3,683)	(9.0)%
Corporate and Other	10,842	9,108	1,734	19.0%
Subtotal	317,093	327,073	(9,980)	(3.1)%
Other revenue	9,702	—	9,702
Total revenue	$326,795	$327,073	$(278)	(0.1)%
Total revenue for the nine months ended September 30, 2020 remained relatively flat compared to prior year due to the Relief Funds distributed by HHS that represent reimbursements for a portion of our lost revenue and are recognized as other revenue during the second quarter of 2020, offset by the impact of the COVID-19 pandemic across most of our businesses. The decrease in Healthcare revenue was driven by the lower overall demand for our services as patients were hampered in their ability to see prescribing medical professionals. Research revenue declined due to study close outs coupled with the delay in new study starts, primarily due to COVID–19. Corporate and Other revenue increased due to continued growth of population health platform and services.
Gross Profit

	Nine Months Ended
	September 30,		Change
(in thousands, except percentages)	2020	2019	$	%
Gross profit	$201,022	$204,357	$(3,335)	(1.6)%
Percentage of total revenue	61.5%	62.5%
Gross profit for the nine months ended September 30, 2020 decreased due to volume declines and the impact to revenue resulting from COVID-19, along with the impact of our fixed cost absorption from volume declines and negative payor mix, partially offset by cost reductions, including the deferral of pay increases, cancellation of travel and furloughing a limited number of employees in certain operational areas that were directly impacted by our decreased volume.

General and Administrative Expense

	Nine Months Ended
	September 30,		Change
(in thousands, except percentages)	2020	2019	$	%
General and administrative expense	$95,737	$87,845	$7,892	9.0%
Percentage of total revenue	29.3%	26.9%
General and administrative expense for the nine months ended September 30, 2020 increased primarily due to an increase in headcount and related costs, stock-based compensation, as well as technology expenses driven by our ongoing growth and investment in our business systems and infrastructure.
Sales and Marketing Expense

	Nine Months Ended
	September 30,		Change
(in thousands, except percentages)	2020	2019	$	%
Sales and marketing expense	$35,619	$37,807	$(2,188)	(5.8)%
Percentage of total revenue	10.9%	11.6%
Sales and marketing expense for the nine months ended September 30, 2020 decreased primarily due to a reduction in revenue-based commissions, reduced travel and trade shows attended by our sales teams resulting from the various restrictions in place due to the COVID-19 pandemic.
Credit Loss Expense

	Nine Months Ended
	September 30,		Change
(in thousands, except percentages)	2020	2019	$	%
Credit loss expense	$18,651	$16,385	$2,266	13.8%
Percentage of total revenue	5.7%	5.0%
Credit loss expense (formerly bad debt expense) for the nine months ended September 30, 2020 increased primarily due to the timing of Healthcare collections, which was slowed due, in part, to the economic impact of COVID-19.
Research and Development Expense

	Nine Months Ended
	September 30,		Change
(in thousands, except percentages)	2020	2019	$	%
Research and development expense	$9,306	$10,526	$(1,220)	(11.6)%
Percentage of total revenue	2.8%	3.2%
Research and development expense for the nine months ended September 30, 2020 decreased primarily due to the increased allocation of labor costs to projects capitalized as technology assets based on the current status of our development activities on these technology assets. Our research and development team continues to focus on bringing new products and technologies to market, including the further incorporation of artificial intelligence and machine learning into our services.
Other Charges

	Nine Months Ended
	September 30,		Change
(in thousands, except percentages)	2020	2019	$	%
Other charges	$10,273	$7,902	$2,371	30.0%
Percentage of total revenue	3.1%	2.4%
Other charges for the nine months ended September 30, 2020 increased primarily due to the change in the fair value of acquisition-related contingent consideration and increases in other non-recurring charges, partially offset by decreases in patent and other litigation charges and acquisition and integration costs. For further details, please see “Part I; Item 1, Financial Statements; Note 10. Other Charges.”
Other Expense

	Nine Months Ended
	September 30,		Change
(in thousands, except percentages)	2020	2019	$	%
Interest expense	$(4,711)	$(7,358)	$2,647	(36.0)%
Loss on equity method investment	—	(251)	251	(100.0)%
Other non-operating expense, net	(781)	(1,813)	1,032	(56.9)%
Total other expense	$(5,492)	$(9,422)	$3,930	(41.7)%
Percentage of total revenue	1.7%	2.9%
Total other expense, net for the nine months ended September 30, 2020 decreased primarily due to the decline in our interest expense as a result of the decrease in the LIBOR rate and the impact of our 2020 Credit Agreement. The 2020 Credit Agreement reduced our applicable LIBOR margin at the current Consolidated Total Net Leverage Ratio (as defined in the 2020 Credit Agreement) by 50 basis points. For further details regarding the 2020 Credit Agreement, please see “Part I; Item 1, Financial Statements; Note 8. Credit Agreement.”
Income Taxes

	Nine Months Ended
	September 30,		Change
(in thousands, except percentages)	2020	2019	$	%
Provision for income taxes	$(9,840)	$(6,202)	$(3,638)	58.7%
Effective tax rate	37.9%	18.0%
For the nine months ended September 30, 2020 and 2019, we recorded an income tax provision based on our estimated annual effective tax rate adjusted for discrete items. The change in the provision for income taxes is driven by higher stock compensation deductions in the prior year, partially offset by the impact of the higher prior year earnings.

Liquidity and Capital Resources
The following table highlights certain information related to our liquidity and capital resources:

(in thousands, except ratios)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$90,229	$68,614
Healthcare accounts receivable, net of allowance for credit losses	72,351	71,851
Other accounts receivable, net of allowance for credit losses	16,287	15,625
Availability under revolving credit facility	238,000	50,000

Working capital	$122,369	$112,579
Current ratio	2.8	3.0

Total operating lease obligations	$46,753	$19,216
Total finance lease obligations	447	683
Total debt	$157,883	$194,667
The following table highlights certain cash flow activities:

	Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019
Net income	$16,104	$28,268
Non-cash adjustments to net income	73,726	60,683
Cash provided by/(used for) working capital	1,604	(36,349)
Cash provided by operating activities	91,434	52,602

Cash used in investing activities	(34,377)	(68,452)

Cash used in financing activities	$(35,375)	$(3,489)
Cash Provided By Operating Activities
The increase in cash provided by operating activities was partially due to the receipt of funds from government stimulus programs. We received $9.7 million in HHS funding for a portion of our lost revenue, as well as $23.7 million of advanced payments for our future services from CMS under their Accelerated and Advance Payment Program.
Non-cash adjustments to net income increased for the nine months ended September 30, 2020 primarily due to the changes in acquisition-related contingent consideration, depreciation and amortization, credit loss expense, stock-based compensation and deferred income taxes.
Cash Used In Investing Activities
During the nine months ended September 30, 2020 we slightly increased our purchases of equipment and investment in internally developed software, consistent with our continuation of the launch of our next generation products used in our monitoring and other services. During the nine months ended September 30, 2020, we paid $6.5 million related to our On.Demand acquisition, while during the nine months ended September 30, 2019, we paid $44.8 million, net of cash acquired, related to our Geneva acquisition.
Cash Used In Financing Activities
The increase in cash used in financing activities during the nine months ended September 30, 2020 was primarily due to the net effect of the borrowings and repayments resulting from the amendment of our credit facility (as defined below). As a result of our cash flows from operations, during the second quarter of 2020 we were able to repay $70.0 million on our revolver, including the $35.0 million we borrowed in the first quarter of 2020.
On January 27, 2020, we entered into an Amended and Restated Credit Agreement (the “2020 Credit Agreement”) with Truist Bank (successor to SunTrust Bank) in the form of a revolving credit facility. The 2020 Credit Agreement provides us more favorable financial terms, giving us more flexibility in the future. As of September 30, 2020, we had $238.0 million of availability under our revolving credit facility. For further details regarding this agreement, please see “Part I; Item 1. Financial Statements; Notes to Consolidated Financial Statements; Note 8. Credit Agreement” of this report.
We believe that our operating cash receipts will be sufficient to cover our operating cash needs. We do not expect the cash receipts in the second quarter related to certain COVID-related government stimulus programs to be reoccurring.

Contractual Obligations and Commitments
Our contractual obligations payable reflected in Part I, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 have not materially changed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our cash and cash equivalents as of September 30, 2020 were $90.2 million. We do not invest in any short-term or long-term securities, nor do we hold any derivative financial instruments for trading or speculative purposes.
At September 30, 2020, we had $157.9 million of variable rate debt, inclusive of debt discounts and deferred charges, at a rate of LIBOR plus the applicable margin, or the prime rate plus the applicable margin. A 1.0% point change in either the LIBOR rate, prime rate, or the applicable margin would result in a change in interest expense of approximately $1.6 million. For further details regarding our debt, rates or applicable margin, please refer to “Part I; Item 1, Financial Statements; Notes to Consolidated Financial Statements; Note 8. Credit Agreement” within this Quarterly Report on Form 10-Q.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer (the Principal Executive Officer) and Chief Financial Officer (the Principal Financial Officer) have concluded that our disclosure controls and procedures were effective as of September 30, 2020.
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

BIOTELEMETRY, INC.

Date: October 29, 2020	By:	/s/ Heather C. Getz
Heather C. Getz, CPA
Executive Vice President, Chief Financial and Administrative Officer
(Principal Financial Officer and authorized officer of the Registrant)